Form 10-Q
period 2019-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2019-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

There were 4,345,257 outstanding shares of the Registrant’s common stock as of October  31, 2019.

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)(unaudited)	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$21,116	$16,957
Short-term interest-bearing deposits in other banks	129,018	36,000
Total cash and cash equivalents	150,134	52,957
Long-term interest-bearing deposits in other banks	9,496	—
Debt securities available for sale, at fair value	147,328	131,472
Equity securities	384	374
Restricted stock	465	452
Loans held for sale	1,929	118
Loans	937,215	973,375
Allowance for loan losses	(12,182)	(12,415)
Net Loans	925,033	960,960
Premises and equipment, net	13,186	13,521
Right of use asset	5,515	—
Bank owned life insurance	23,878	23,496
Goodwill	9,016	9,016
Other real estate owned	2,693	2,684
Deferred tax asset, net	5,369	5,992
Other assets	7,347	8,545
Total assets	$1,301,773	$1,209,587

Liabilities
Deposits
Non-interest bearing checking	$209,503	$197,417
Money management, savings and interest checking	860,925	823,619
Time	89,173	61,593
Total deposits	1,159,601	1,082,629
Lease liability	5,543	—
Other liabilities	10,529	8,562
Total liabilities	1,175,673	1,091,191

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,708,549 shares issued and 4,344,315 shares outstanding at September 30, 2019 and
4,701,367 shares issued and 4,408,761 shares outstanding at December 31, 2018	4,709	4,701
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,149	41,530
Retained earnings	91,855	83,946
Accumulated other comprehensive loss	(4,035)	(6,380)
Treasury stock, 364,234 shares at September 30, 2019 and 292,606 shares at
December 31, 2018, at cost	(8,578)	(5,401)
Total shareholders' equity	126,100	118,396
Total liabilities and shareholders' equity	$1,301,773	$1,209,587

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$11,184	$10,565	$33,318	$30,268
Interest and dividends on investments:
Taxable interest	695	507	1,809	1,548
Tax exempt interest	200	293	819	862
Dividend income	5	4	21	15
Deposits and obligations of other banks	638	108	1,137	326
Total interest income	12,722	11,477	37,104	33,019
Interest expense
Deposits	1,887	1,101	5,343	2,847
Short-term borrowings	—	21	36	24
Total interest expense	1,887	1,122	5,379	2,871
Net interest income	10,835	10,355	31,725	30,148
Provision for loan losses	(162)	250	237	9,579
Net interest income after provision for loan losses	10,997	10,105	31,488	20,569
Noninterest income
Investment and trust services fees	1,482	1,424	4,582	4,285
Loan service charges	238	191	670	640
Deposit service charges and fees	632	578	1,781	1,726
Other service charges and fees	401	357	1,135	1,043
Debit card income	469	422	1,335	1,224
Increase in cash surrender value of life insurance	127	129	383	386
Other real estate owned gains, net	9	—	9	—
Net gains on sales of debt securities	3	5	256	56
Change in fair value of equity securities	(6)	(20)	10	18
Other	123	34	181	111
Total noninterest income	3,478	3,120	10,342	9,489
Noninterest Expense
Salaries and employee benefits	5,419	4,947	16,216	15,029
Net occupancy	831	780	2,545	2,383
Marketing and advertising	324	345	1,207	1,113
Legal and professional	409	436	1,310	1,207
Data processing	693	591	2,135	1,791
Pennsylvania bank shares tax	248	239	734	712
FDIC Insurance	(76)	159	104	452
ATM/debit card processing	256	258	761	734
Foreclosed real estate	24	(8)	29	46
Telecommunications	106	95	318	327
Provision for credit losses on off-balance sheet exposures	—	—	—	2,361
Other	757	729	2,651	2,253
Total noninterest expense	8,991	8,571	28,010	28,408
Income before federal income taxes	5,484	4,654	13,820	1,650
Federal income tax expense (benefit)	985	654	2,100	(671)
Net income	$4,499	$4,000	$11,720	$2,321
Per share
Basic earnings per share	$1.04	$0.91	$2.67	$0.53
Diluted earnings per share	$1.03	$0.91	$2.66	$0.53

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2019	2018	2019	2018
Net Income	$4,499	$4,000	$11,720	$2,321

Debt Securities:
Unrealized gains (losses) arising during the period	589	(638)	3,223	(1,974)
Reclassification adjustment for (gains) losses included in net income (1) (2)	(3)	(5)	(256)	(56)
Net unrealized gains (losses)	586	(643)	2,967	(2,030)
Tax effect	(123)	135	(622)	469
Net of tax amount	463	(508)	2,345	(1,561)

Total other comprehensive income (loss)	463	(508)	2,345	(1,561)

Total Comprehensive Income (loss)	$4,962	$3,492	$14,065	$760

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of $1, $1, $54, and $12 to Federal income tax expense (benefit)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2019 and 2018

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at July 1, 2019	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914
Net income	—	—	4,499	—	—	4,499
Other comprehensive income	—	—	—	463	—	463
Cash dividends declared, $.30 per share	—	—	(1,302)	—	—	(1,302)
Acquisition of 48,825 shares of treasury stock	—	—	—	—	(1,816)	(1,816)
Treasury shares issued under employee stock purchase plan, 10 shares	—	—	—	—	—	—
Treasury shares issued under dividend reinvestment plan, 9,986 shares	—	103	—	—	232	335
Incentive stock options exercised, 200 shares	1	6	—	—	—	7
Balance at September 30, 2019	$4,709	$42,149	$91,855	$(4,035)	$(8,578)	$126,100

Balance at January 1, 2019	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income	—	—	11,720	—	—	11,720
Other comprehensive income	—	—	—	2,345	—	2,345
Cash dividends declared, $.87 per share	—	—	(3,811)	—	—	(3,811)
Acquisition of 103,588 shares of treasury stock	—	—	—	—	(3,843)	(3,843)
Treasury shares issued under employee stock purchase plan, 2,270 shares	—	27	—	—	47	74
Treasury shares issued under dividend reinvestment plan, 29,690 shares	—	438	—	—	619	1,057
Incentive stock options exercised, 7,182 shares	8	154	—	—	—	162
Balance at September 30, 2019	$4,709	$42,149	$91,855	$(4,035)	$(8,578)	$126,100

Balance at July 1, 2018	$4,700	$41,079	$78,514	$(7,282)	$(5,839)	$111,172
Net income	—	—	4,000	—	—	4,000
Other comprehensive (loss)	—	—	—	(508)	—	(508)
Cash dividends declared, $.27 per share	—	—	(1,184)	—	—	(1,184)
Treasury shares issued under employee stock purchase plan, 381 shares	—	5	—	—	7	12
Treasury shares issued under dividend reinvestment plan, 12,957 shares	—	210	—	—	239	449
Incentive stock options exercised, 1,600 shares	1	24	—	—	—	25
Stock option compensation expense	—	62	—	—	—	62
Balance at September 30, 2018	$4,701	$41,380	$81,330	$(7,790)	$(5,593)	$114,028

Balance at January 1, 2018	$4,689	$40,396	$82,218	$(6,028)	$(6,131)	$115,144
Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	2,321	—	—	2,321
Other comprehensive loss	—	—	—	(1,561)	—	(1,561)
Cash dividends declared, $.78 per share	—	—	(3,410)	—	—	(3,410)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 2,944 shares	—	34	—	—	54	88
Treasury shares issued under dividend reinvestment plan, 30,966 shares	—	513	—	—	572	1,085
Incentive stock options exercised, 12,268 shares	12	252	—	—	—	264
Stock option compensation expense	—	185	—	—	—	185
Balance at September 30, 2018	$4,701	$41,380	$81,330	$(7,790)	$(5,593)	$114,028

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$11,720	$2,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,030	989
Net amortization of loans and investment securities	922	1,307
Provision for loan losses	237	9,579
Increase in fair value of equity securities	(10)	(18)
Debt securities gains, net	(256)	(56)
Pay-out of legal settlement	—	(10,000)
Provision for credit losses on off-balance sheet exposures	—	2,361
Loans originated for sale	(32,220)	(16,137)
Proceeds from sale of loans	30,409	15,507
Write-down of other real estate owned	6	6
Gain on sale of other real estate owned	(9)	—
Acquisition of other real estate owned	—	105
Loss on sale of premises	—	17
Increase in cash surrender value of life insurance	(383)	(386)
Stock option compensation	—	185
Contribution to pension plan	—	(1,000)
Decrease (increase) in other assets	1,538	(4,441)
Increase in other liabilities	1,582	1,638
Net cash provided by operating activities	14,566	1,977
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(9,496)	—
Proceeds from sales and calls of investment securities available for sale	18,781	4,115
Proceeds from maturities and pay-downs of securities available for sale	25,233	14,289
Purchase of investment securities available for sale	(57,669)	(20,276)
Net (increase) decrease in restricted stock	(13)	4
Net decrease (increase) in loans	35,700	(36,188)
Capital expenditures	(610)	(599)
Proceeds from sale of other assets	—	117
Net proceeds from the sale of other real estate owned	74	32
Net cash provided by (used in) investing activities	12,000	(38,506)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	49,392	32,411
Net increase (decrease) in time deposits	27,580	(7,735)
Dividends paid	(3,811)	(3,410)
Purchase of Treasury shares	(3,843)	—
Cash received from option exercises	236	352
Treasury shares issued under dividend reinvestment plan	1,057	1,085
Net cash provided by financing activities	70,611	22,703
Increase (decrease) in cash and cash equivalents	97,177	(13,826)
Cash and cash equivalents at the beginning of the period	52,957	58,603
Cash and cash equivalents at the end of the period	$150,134	$44,777
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$5,181	$2,818
Income taxes	$—	$250
Noncash Activities
Loans transferred to Other Real Estate	$80	$105
Recognition of Operating Lease Right-of-Use Asset	$22	$—
Recognition of Operating Lease Liability	$22	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2019, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2018 Annual Report on Form 10-K.  The consolidated results of operations for the three and nine month period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.  Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end.  A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Weighted average shares outstanding (basic)	4,347	4,391	4,385	4,375
Impact of common stock equivalents	18	21	21	24
Weighted average shares outstanding (diluted)	4,365	4,412	4,406	4,399
Anti-dilutive options excluded from calculation	7	—	20	—
Net income	$4,499	$4,000	$11,720	$2,321
Basic earnings (loss) per share	$1.04	$0.91	$2.67	$0.53
Diluted earnings (loss) per share	$1.03	$0.91	$2.66	$0.53

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

ASU 2016-02, Leases (Topic 842) and all subsequently issued amendments

In February 2016, the FASB issued ASU 2016-02, "Leases (Subtopic 842)."  This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date.  Lessor accounting remains largely unchanged under the new guidance.  FASB subsequently issued various amendments that provided implementation guidance designed to provide entities with relief from the costs of implementing certain aspects of the new standard.  From the lessee's perspective, the new standard requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. ASU 2016-02 and all subsequent amendments were effective for fiscal years, including interim periods, beginning after December 15, 2018.

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

January 1, 2023

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

	January 1, 2023	The Corporation will continue to review the ASU as part of its adoption of ASU 2016-13

On October 16, 2019, FASB approved its August 2019 proposal to grant certain small public companies a delay in the effective date of ASU 2016-13.  For the Corporation, the delay would make the ASU effective January 2023.  The final ASU containing this decision is expected in November 2019.  Since the Corporation currently meets the SEC definition of a small reporting company, the delay will be applicable to the Corporation.  Early adoption is permitted.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses included in shareholders' equity are as follows:

	September 30,	December 31,
	2019	2018
(Dollars in thousands)
Net unrealized gains (losses) on debt securities	$1,867	$(1,100)
Tax effect	(392)	230
Net of tax amount	1,475	(870)

Accumulated pension adjustment	(6,975)	(6,975)
Tax effect	1,465	1,465
Net of tax amount	(5,510)	(5,510)

Total accumulated other comprehensive loss	$(4,035)	$(6,380)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$9,697	$49	$(19)	$9,727
Municipal securities	73,092	1,857	(258)	74,691
Trust preferred securities	4,091	—	(178)	3,913
Agency mortgage-backed securities	50,372	608	(104)	50,876
Private-label mortgage-backed securities	420	36	—	456
Asset-backed securities	7,789	—	(124)	7,665
	$145,461	$2,550	$(683)	$147,328

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
	$132,572	$437	$(1,537)	$131,472

At September 30, 2019 and December 31, 2018, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $115.5 million and $84.6 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2019, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities.  Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$17,427	$17,514
Due after one year through five years	18,193	18,349
Due after five years through ten years	43,931	44,923
Due after ten years	15,118	15,210
	94,669	95,996
Mortgage-backed securities	50,792	51,332
	$145,461	$147,328

The composition of the net realized gains on AFS securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$1,826	$304	$18,781	$4,115

Gross gains realized	4	5	285	67
Gross losses realized	(1)	—	(29)	(11)
Net gains (losses) realized	$3	$5	$256	$56

Tax (provision) benefit on net gains (losses) realized	$(1)	$(1)	$(54)	$(12)

Impairment:

The AFS securities portfolio contained 95 securities with $48.9 million of temporarily impaired fair value and $683 thousand in unrealized losses at September 30, 2019. The total unrealized loss position has decreased $854 thousand since year-end 2018.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at September 30, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

 The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,263	$(10)	7	$1,516	$(9)	8	$3,779	$(19)	15
Municipal securities	13,737	(226)	15	3,166	(32)	5	16,903	(258)	20
Trust preferred securities	—	—	—	3,913	(178)	5	3,913	(178)	5
Agency mortgage-backed securities	8,073	(47)	14	8,568	(57)	31	16,641	(104)	45
Asset-backed securities	4,759	(73)	5	2,906	(51)	5	7,665	(124)	10
Total temporarily impaired securities	$28,832	$(356)	41	$20,069	$(327)	54	$48,901	$(683)	95

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2019	2018
Balance of cumulative credit-related OTTI at January 1	$272	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at September 30	$272	$595

Equity securities at Fair Value

The Corporation owns one equity investment. At September 30, 2019 and December 31, 2018, this investment was reported at fair value of $384 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost

The Bank held $465 thousand of restricted stock at September 30, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Each class of loans involves a different kind of risk.  However, risk factors such as changes in interest rates, general economic conditions and change sin collateral values are common across all classes.  The risk of each loan class is presented below.

Residential Real Estate 1-4 family

The largest risk in residential real estate loans to retail customers is the borrower’s inability to repay the loan due to the loss of the primary source of income. The Bank attempts to mitigate this risk through prudent underwriting standards including employment history, current financial condition and credit history.  These loans are generally owner occupied and serve as the borrower’s primary residence.   Commercial purpose loans, secured by residential real estate, are usually dependent upon repayment from the rental income or other business purposes. These loans are generally non-owner occupied. In addition to the real estate collateral, these loans may have personal guarantees or UCC filings on other business assets. If a payment default occurs on a 1-4 family residential real estate loan, the collateral serves as a source of repayment, but may be subject to a change in value due to economic conditions.

Residential Real Estate Construction

This class includes loans to individuals for construction of a primary residence and tocontractors and developers to improve real estate and construct residential properties.  Construction loans to individuals generally bear the same risk as 1-4 family residential loans.  Additional risks may include cost overruns, delays in construction or contractor problems.

Loans to contractors and developers are primarily dependent on the sale of improved lots or finished homes for repayment.  Risks associated with these loans include the borrower’s character and capacity to complete a development, the effect of economic conditions on the valuation of lots or homes, cost overruns, delays in construction or contractor problems.  In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the developer.  Real estate construction loans are monitored on a regular basis by either an independent third party or the responsible loan officer, depending on the size and complexity of the project.  This monitoring process includes at a minimum, the submission of invoices or AIA documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motel, manufacturing facilities and, agricultural land.

Commercial real estate loans present a higher level of risk than residential real estate loans. Repayment of these loans is normally dependent on cash-flow generated by the operation of a business that utilizes the real estate. The successful operation of the business, and therefore repayment ability, may be affected by general economic conditions outside of the control of the operator.  On most commercial real estate loans ongoing monitoring of cash flow and other financial performance indictors is completed annually through financial statement analysis.  In addition, the value of the collateral may be negatively affected by economic conditions and may be insufficient to repay the loan in the event of default.  In the event of foreclosure, commercial real estate may be more difficult to liquidate than residential real estate.

Commercial and Industrial (C&I)

C&I loans are made for various business purposes to finance equipment, inventory, accounts receivables, and operating liquidity.  These loans are generally secured by business assets or equipment, non-real estate collateral and/or personal guarantees.

C&I loans present a higher level of credit risk than other loans because repayment ability is usually dependent on cash-flow from a business operation that can be affected by general economic conditions.  On most C&I loans ongoing monitoring of cash flow and other financial performance indictors at least annually through financial statement analysis.  In the event of a default, collateral for these loans may be more difficult to liquidate, and the valuation of the collateral may decline more quickly than loans secured by other types of collateral.

Loans to governmental municipalities are also included in the C&I class.  These loans generally have less risk than C&I loans due to the taxing authority of the municipality and its ability to assess fees on services.

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Residential Real Estate 1-4 Family
Consumer first liens	$86,985	$89,673
Commercial first lien	60,348	59,227
Total first liens	147,333	148,900

Consumer junior liens and lines of credit	41,186	42,504
Commercial junior liens and lines of credit	4,790	4,716
Total junior liens and lines of credit	45,976	47,220
Total residential real estate 1-4 family	193,309	196,120

Residential real estate - construction
Consumer	4,413	1,667
Commercial	8,385	8,558
Total residential real estate construction	12,798	10,225

Commercial real estate	487,807	487,980
Commercial	236,992	274,054
Total commercial	724,799	762,034

Consumer	6,309	4,996
	937,215	973,375
Less: Allowance for loan losses	(12,182)	(12,415)
Net Loans	$925,033	$960,960

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$123	$123

Loans pledged as collateral for borrowings and commitments from:
FHLB	$766,299	$772,564
Federal Reserve Bank	32,393	34,160
	$798,692	$806,724

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2019	$437	$113	$162	$5,867	$4,514	$95	$1,365	$12,553
Charge-offs	—	—	(120)	(169)	(17)	(27)	—	(333)
Recoveries	1	—	—	1	111	11	—	124
Provision	2	1	138	133	(619)	2	181	(162)
ALL at September 30, 2019	$440	$114	$180	$5,832	$3,989	$81	$1,546	$12,182

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(34)	(1)	(123)	(355)	(92)	(78)	—	(683)
Recoveries	4	1	—	22	162	24	—	213
Provision	(21)	(19)	195	467	(592)	65	142	237
ALL at September 30, 2019	$440	$114	$180	$5,832	$3,989	$81	$1,546	$12,182

ALL at June 30, 2018	$1,022	$318	$282	$7,028	$2,233	$107	$1,492	$12,482
Charge-offs	-	—	—	—	(208)	(23)	—	(231)
Recoveries	-	—	—	1	19	5	—	25
Provision	(16)	(4)	(4)	242	122	12	(102)	250
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	-	—	—	—	(8,944)	(78)	—	(9,022)
Recoveries	1	—	—	17	135	24	—	177
Provision	(55)	(16)	54	728	8,865	50	(47)	9,579
ALL at September 30, 2018	$1,006	$314	$278	$7,271	$2,166	$101	$1,390	$12,526

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September 30, 2019 and December 31, 2018:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2019
Loans evaluated for ALL:
Individually	$395	$—	$525	$12,139	$—	$—	$—	$13,059
Collectively	146,938	45,976	12,273	475,668	236,992	6,309	—	924,156
Total	$147,333	$45,976	$12,798	$487,807	$236,992	$6,309	$—	$937,215

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	440	114	180	5,832	3,989	81	1,546	12,182
ALL at September 30, 2019	$440	$114	$180	$5,832	$3,989	$81	$1,546	$12,182

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

The following table shows additional information about those loans considered to be impaired at September 30, 2019 and December 31, 2018:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2019	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$395	$395	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	395	395	—	—	—
Residential real estate - construction	525	729	—	—	—
Commercial real estate	12,139	13,060	—	—	—
Commercial	—	—	—	—	—
Total	$13,059	$14,184	$—	$—	$—

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$871	$958	$—	$—	$—
Junior liens and lines of credit	49	49	—	—	—
Total	920	1,007	—	—	—
Residential real estate - construction	455	531	—	—	—
Commercial real estate	10,236	10,808	—	—	—
Commercial	315	9,763	—	—	—
Total	$11,926	$22,109	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$396	$6	$399	$18
Junior liens and lines of credit	—	—	—	—
Total	396	6	399	18
Residential real estate - construction	646	—	650	—
Commercial real estate	12,461	98	12,933	302
Commercial	—	—	—	—
Total	$13,503	$104	$13,982	$320

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$1,091	$10	$899	$31
Junior liens and lines of credit	268	2	750	2
Total	1,359	12	1,649	33
Residential real estate - construction	461	—	463	—
Commercial real estate	10,789	107	10,314	316
Commercial	3,465	—	5,284	—
Total	$16,074	$119	$17,710	$349

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2019
Residential Real Estate 1-4 Family
First liens	$146,397	$557	$278	$101	$936	$—	$147,333
Junior liens and lines of credit	45,741	126	42	50	218	17	45,976
Total	192,138	683	320	151	1,154	17	193,309
Residential real estate - construction	12,273	—	—	—	—	525	12,798
Commercial real estate	482,107	197	1,409	—	1,606	4,094	487,807
Commercial	236,542	236	88	—	324	126	236,992
Consumer	6,246	46	7	10	63	—	6,309
Total	$929,306	$1,162	$1,824	$161	$3,147	$4,762	$937,215

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,183	$322	$202	$113	$637	$80	$148,900
Junior liens and lines of credit	47,040	131	—	26	157	23	47,220
Total	195,223	453	202	139	794	103	196,120
Residential real estate - construction	9,572	—	198	—	198	455	10,225
Commercial real estate	481,774	1,343	3,323	113	4,779	1,427	487,980
Commercial	273,534	65	40	100	205	315	274,054
Consumer	4,933	46	12	5	63	—	4,996
Total	$965,036	$1,907	$3,775	$357	$6,039	$2,300	$973,375

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

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2019
Residential Real Estate 1-4 Family
First liens	$147,185	$—	$148	$—	$147,333
Junior liens and lines of credit	45,903	6	67	—	45,976
Total	193,088	6	215	—	193,309
Residential real estate - construction	12,273	—	525	—	12,798
Commercial real estate	475,059	5,221	7,527	—	487,807
Commercial	236,124	20	848	—	236,992
Consumer	6,298	—	11	—	6,309
Total	$922,842	$5,247	$9,126	$—	$937,215

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,453	$—	$447	$—	$148,900
Junior liens and lines of credit	47,171	—	49	—	47,220
Total	195,624	—	496	—	196,120
Residential real estate - construction	9,572	—	653	—	10,225
Commercial real estate	479,969	660	7,351	—	487,980
Commercial	272,959	—	1,095	—	274,054
Consumer	4,991	—	5	—	4,996
Total	$963,115	$660	$9,600	$—	$973,375

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2019
Residential real estate - construction	1	$446	$446	$—	—	$—
Residential real estate	4	664	664	—	—	—
Commercial real estate	11	9,467	9,467	—	—	—
Total	16	$10,577	$10,577	$—	—	$—

December 31, 2018
Residential real estate - construction	1	$455	$—	$455	—	$—
Residential real estate	4	678	678	—	—	—
Commercial real estate	11	10,099	8,809	1,290	—	—
Total	16	$11,232	$9,487	$1,745	—	$—

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

The Corporation leases various assets in the course of its operations that are subject to recognition under the new standard. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets are comprised of equipment, and buildings and land (collectively real estate).  The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised.  The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability.  There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced.  The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term.  Adoption of the new standard did not affect the Corporation’s status as a “well-capitalized” institution.  Operating lease expense is included in net occupancy expense in the consolidated statements of income. See Note 2 for additional information on the adoption of the new standard.

Lease costs for the three and nine months ended September  30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$183	$555
Short-term lease cost	7	19
Variable lease cost	13	36
Total lease cost	$203	$610

Cash paid for amounts included in the measurement of lease liabilities and the weighted-average remaining lease term and discount rate were as follows:

Nine Months Ended
(Dollars in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$375

Weighted-average remaining lease term (years)	12.8
Weighted-average discount rate	3.52%

As of September 30, 2019, the future minimum payments for operating leases having initial or remaining lease terms in excess of one year were as follows:

(Dollars in thousands)

2019	$177
2020	674
2021	651
2022	567
2023	527
2024 and beyond	4,380
Total undiscounted cash flows	6,976
Discounted cash flows	(1,433)
Total lease liability	$5,543

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of the period	$2,684	$2,592	$2,684	$2,598
Additions	80	105	80	105
Proceeds from dispositions	(74)	(32)	(74)	(32)
Gains on sales, net	9	—	9	—
Valuation adjustment	(6)	—	(6)	(6)
Balance at the end of the period	$2,693	$2,665	$2,693	$2,665

Note 9. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$82	$90	$243	$270
Interest cost	157	138	473	414
Expected return on plan assets	(272)	(279)	(814)	(837)
Recognized net actuarial loss	133	176	419	528
Total pension expense	$100	$125	$321	$375

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis.

Equity Securities:  Equity securities are valued using quoted market prices from nationally recognized markets (Level 1). Equity securities are measured at fair value on a recurring basis.

Investment securities: Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 2 investment securities are primarily comprised of debt securities issued by states and municipalities, corporations, mortgage-backed securities issued by government agencies, and government-sponsored enterprises.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  Investment securities are measured at fair value on a recurring basis.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2).  If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered

Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. Partial charge-offs on impaired loans were $$412 thousand in 2019, year to date.  Impaired loans are measured at fair value on a nonrecurring basis.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or the fair value less costs to sell when acquired. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties (Level 2).  If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. In connection with the measurement and initial recognition of other real estate owned, losses are recognized through the allowance for loan losses. Subsequent charge-offs are recognized as an expense.  Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The fair value of other real estate owned at September 30, 2019 and December 31, 2017 was $81 thousand and $71 thousand, respectively. No adjustments to the valuation were recorded in either period. Other real estate owned is measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

(Dollars in Thousands	Fair Value at September 30, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$384	$—	$—	$384

Available for sale:
U.S. Government and Agency securities	—	9,727	—	9,727
Municipal securities	—	74,691	—	74,691
Trust Preferred Securities	—	3,913	—	3,913
Agency mortgage-backed securities	—	50,876	—	50,876
Private-label mortgage-backed securities	—	456	—	456
Asset-backed securities	—	7,665	—	7,665
Total assets	$384	$147,328	$—	$147,712

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$374	$—	$—	$374

Available for sale:
U.S. Government and Agency securities	—	9,076	—	9,076
Municipal securities	—	67,647	—	67,647
Trust Preferred Securities	—	3,758	—	3,758
Agency mortgage-backed securities	—	44,658	—	44,658
Private-label mortgage-backed securities	—	488	—	488
Asset-backed securities	—	5,845	—	5,845
Total assets	$374	$131,472	$—	$131,846

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 were as follows:

(Dollars in Thousands)	Fair Value at September 30, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$2,751	$2,751
Total assets	$—	$—	$2,751	$2,751

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$71	$71
Total assets	$—	$—	$71	$71
(1)	Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2019. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2019.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)				Range
September 30, 2019	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans (1)	$2,751	Appraisal	Appraisal Adjustments (2)	0% - 63% (40%)

(Dollars in Thousands)
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Other real estate owned (1)	$71	Appraisal	Cost to sell	8% (8%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$150,134	$150,134	$150,134	$—	$—
Long-term interest-bearing deposits in other banks	9,496	9,496	9,496	—	—
Restricted stock	465	465	—	465	—
Loans held for sale	1,929	1,929	—	1,929	—
Net loans	925,033	922,071	—	—	922,071
Accrued interest receivable	3,452	3,452	—	3,452	—

Financial assets, available for sale
Debt securities	147,328	147,328	—	147,328	—

Financial assets, fair value
Equity securities	384	384	384	—	—

Financial liabilities:
Deposits	$1,159,601	$1,160,014	$—	$1,160,014	$—
Accrued interest payable	391	391	—	391	—

	December 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$52,957	$52,957	$52,957	$—	$—
Restricted stock	452	452	—	452	—
Loans held for sale	118	118	—	118	—
Net loans	960,960	941,930	—	—	941,930
Accrued interest receivable	4,103	4,103	—	4,103	—

Financial assets, available for sale
Debt securities	131,472	131,472	—	131,472	—

Financial assets, fair value
Equity securities	374	374	374	—	—

Financial liabilities:
Deposits	$1,082,629	$1,082,425	$—	$1,082,425	$—
Accrued interest payable	193	193	—	193	—

Note 11. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios.  In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer was phased-in at 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2019 was 7.80% (total risk-based capital 15.80% less 8.00%) compared to the 2019 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the Basel III capital requirements.  As of September 30, 2019, the Bank was “well capitalized’ under the Basel III requirements.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules, but may file reports that include capital amounts and ratios.  The Corporation has elected to file those reports.

The following table summarizes the Basel III regulatory capital requirements and results as of September 30, 2019 and December 31, 2018 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.53%	13.96%	N/A	N/A
Farmers & Merchants Trust Company	14.27%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.53%	13.96%	N/A	N/A
Farmers & Merchants Trust Company	14.27%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.80%	15.21%	N/A	N/A
Farmers & Merchants Trust Company	15.52%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.45%	9.78%	N/A	N/A
Farmers & Merchants Trust Company	9.28%	9.68%	4.000%	5.00%

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.3 million for the third quarter of 2019 and  2018. Asset management fees year-to-date as of September 30 were $4.1 million for 2019 and $3.8 million for 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $105 thousand for the third quarter of 2019, compared to $86 thousand for the third quarter of 2018.    Estate management fees year-to-date as of September 30 were $259 thousand in 2019 and $228 thousand in 2018.

•

Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.  Commissions recognized were $42 thousand for the third quarter of 2019 and $75 thousand for 2018.  Year-to-date commissions as of September 30 were $177 thousand for 2019 and $218 thousand for 2018

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for a third party mortgage companies. All of these fees are transactional in nature and are recognized upon completion of the transaction which represents the performance obligation.

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$259,711	$216,913
Consumer commitments to extend credit (secured)	52,823	49,221
Consumer commitments to extend credit (unsecured)	5,176	5,605
	$317,710	$271,739
Standby letters of credit	$26,743	$25,429

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at September  30, 2019.  Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at September  30, 2019 and December 31, 2018.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at September  30, 2019, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Note 14. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September  30, 2019 and 2018

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

Results of Operations

Summary

Reported net income of $4.5 million ($1.03 per diluted share) for the third quarter ended September 30, 2019, compared to third quarter 2018 earnings of $4.0 million ($0.91 per diluted share).  Net income for the first nine months of 2019 was  $11.7 million ($2.66 per diluted share) compared to $2.3 million ($.53 per diluted share) for the same period in 2018.

•

Net interest income increased $480 thousand quarter over quarter and $1.6 million year over year due to the growth in interest income, which outpaced higher interest expense, as interest earning assets grew more than interest bearing liabilities.

•

A  negative provision for loan loss expense of $162 thousand was recorded in the third quarter of 2019 compared to an expense of $250 thousand in the third quarter of 2018.  The reversal was due to a decrease in total loans and therefore, a reduction in the allowance for loan losses was appropriate.  The Bank’s allowance for loan loss ratio was 1.30% at September 30, 2019.  For the first nine months of 2019, the provision for loan loss expense was $237 thousand compared to $10 million the prior year. The provision for loan loss expense for the year-to-date period in 2018 was affected by the impairment charges on a loan participation initially reported in our current report on Form 8-K filed May 31, 2018.

•

Noninterest income increased $358 thousand quarter-over-quarter and $853 thousand year-over-year.  The quarterly increase was due in part to a $58 thousand increase in asset management fees in the Bank’s Investment and Trust Services department and a $107 thousand recovery on an insurance claim.  The year-over-year increase was due primarily from asset management fees ($297 thousand), gains from the sale of debt securities ($200 thousand), and an increase in fees from originating mortgages for the secondary market ($98 thousand).  Mortgage production for secondary market programs has doubled in 2019 versus 2018.

•

Noninterest expense for the third quarter of 2019 increased  $420 thousand over the same quarter of 2018  (primarily from salary increases) and decreased $398 thousand year over year. The year-to-date decrease was primarily from the $2.4 million provision expense for credit losses on off-balance sheet exposures in 2018 in connect with the participation, as well as a decrease in the FDIC insurance expense.  The Bank utilized $150 thousand of the small bank assessment credit.  The FDIC credit is the result of the Deposit Insurance Fund reserve ratio reaching its objective of 1.38%. The decrease in noninterest expense was partially offset by increases in salaries and benefits expense as the number of full-time equivalent employees increased in 2019 and the cost of a building feasibility study.

Total assets at September 30, 2019 were $1.302 billion, a 9.02% increase when compared with total assets at September 30, 2018 and a 7.6% increase from the 2018 year-end balance of $1.210 billion.

•	Interest-bearing deposits in other banks increased from pay-offs in the loan portfolio and increased deposits.
•

The loan portfolio decreased $36.2 million due primarily to several large commercial participation payoffs of approximately $22 million as the Bank continues to move away from purely loan transactions without business relationships.

•	A lease liability and a right-of-use asset of $6.2 million were initially recognized in 2019.
•	Deposits increased $77.0 million primarily in interest-bearing municipal deposits due to seasonal inflows.
•	Shareholders’ equity increased $7.7 million due primarily to an increase in retained earnings.

Key performance ratios as of, or for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018 are listed below:

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share)	2019	2018	2018

Balance Sheet Highlights
Total assets	$1,301,773	$1,209,587	$1,194,624
Investment and equity securities	147,712	131,846	125,786
Loans, net	925,033	960,960	958,457
Deposits	1,159,601	1,082,629	1,071,857
Shareholders' equity	126,100	118,396	114,028

Summary of Operations
Interest income	$37,104	$44,868	$33,019
Interest expense	5,379	4,214	2,871
Net interest income	31,725	40,654	30,148
Provision for loan losses	237	9,954	9,579
Net interest income after provision for loan losses	31,488	30,700	20,569
Noninterest income	10,342	12,629	9,489
Noninterest expense	28,010	37,369	28,408
Income before income taxes	13,820	5,960	1,650
Federal income tax (benefit) expense	2,100	(165)	(671)
Net income	$11,720	$6,125	$2,321

Performance Measurements
Return on average assets*	1.26%	0.52%	0.26%
Return on average equity*	12.89%	5.34%	2.70%
Return on average tangible equity (1)*	13.93%	5.80%	2.93%
Efficiency ratio (1)	65.31%	68.27%	69.79%
Net interest margin*	3.75%	3.78%	3.77%

Shareholders' Value (per common share)
Diluted earnings per share	$2.66	$1.39	$0.53
Basic earnings per share	2.67	1.40	0.53
Regular cash dividends declared	0.87	1.05	0.78
Book value	29.03	26.85	25.93
Tangible book value (1)	26.95	24.81	23.88
Market value (2)	35.55	31.50	34.77
Market value/book value ratio	122.46%	117.32%	134.09%
Market value/tangible book value ratio	131.90%	126.96%	145.60%
Price/earnings multiple*	10.01	22.66	48.97
Current quarter dividend yield	3.38%	3.43%	3.11%
Dividend payout ratio year-to-date	32.52%	75.07%	146.92%

Safety and Soundness
Average equity/average assets	9.77%	9.73%	9.77%
Risk-based capital ratio (Total)	15.19%	15.21%	14.85%
Leverage ratio (Tier 1)	9.63%	9.78%	9.57%
Common equity ratio (Tier 1)	13.93%	13.96%	13.60%
Nonperforming loans/gross loans	0.53%	0.27%	0.58%
Nonperforming assets/total assets	0.59%	0.44%	0.70%
Allowance for loan losses as a % of loans	1.30%	1.28%	1.29%
Net loans charged-off/average loans*	0.06%	0.97%	1.23%

Assets under Management
Trust assets under management (fair value)	$763,296	$684,825	$737,102
Held at third-party brokers (fair value)	121,466	122,213	134,267

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

(2) Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for September 30, 2019, and the OTCQX for all prior periods.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.  In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements.

(Dollars in thousands, except per share)	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018
Return on Tangible Equity (non-GAAP)
Net income	$11,720	$6,125	$2,321

Average shareholders' equity	121,193	114,625	114,704
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	112,177	105,609	105,688

Return on average tangible equity (non-GAAP)*	13.93%	5.80%	2.93%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$126,100	$118,396	$114,028
Less intangible assets	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	117,084	109,380	105,012

Shares outstanding (in thousands)	4,344	4,409	4,398

Tangible book value (non-GAAP)	26.95	24.81	23.88

Efficiency Ratio
Noninterest expense	$28,010	$37,369	$28,408

Net interest income	31,725	40,654	30,148
Plus tax equivalent adjustment to net interest income	1,084	1,522	1,141
Plus noninterest income, net of securities transactions	10,076	12,564	9,415
Total revenue	42,885	54,740	40,704

Efficiency ratio (Noninterest expense/total revenue)	65.31%	68.27%	69.79%

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

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018:

Tax equivalent net interest income increased $421 thousand to $11.2 million in the third quarter of 2019 compared to $10.7 million for the same period in 2018.  Balance sheet volume contributed $351 thousand to this increase and $70 thousand was the result of changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30,
	2019			2018

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$118,880	$638	2.13%	$21,216	$108	2.02%
Investment securities:
Taxable	106,747	700	2.60%	81,881	511	2.48%
Tax Exempt	28,581	251	3.52%	46,447	368	3.17%
Investments	135,328	951	2.79%	128,328	879	2.72%
Loans:
Commercial, industrial and agricultural	819,426	9,773	4.70%	829,586	9,254	4.40%
Residential mortgage	70,306	768	4.38%	69,422	723	4.17%
Home equity loans and lines	64,084	827	5.12%	67,241	825	4.87%
Consumer	6,160	93	5.99%	4,994	75	5.96%
Loans	959,976	11,461	4.71%	971,243	10,877	4.42%
Total interest-earning assets	1,214,184	$13,050	4.26%	1,120,787	$11,864	4.20%
Other assets	70,172			63,914
Total assets	$1,284,356			$1,184,701

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$345,040	$367	0.42%	$304,480	$236	0.31%
Money Management	419,678	1,083	1.02%	408,131	637	0.62%
Savings	84,183	93	0.44%	81,968	86	0.42%
Time	87,906	344	1.55%	68,385	142	0.82%
Total interest-bearing deposits	936,807	1,887	0.80%	862,964	1,101	0.51%

Other borrowings	—	—	—	3,830	21	2.27%
Total interest-bearing liabilities	936,807	1,887	0.80%	866,794	1,122	0.51%
Noninterest-bearing deposits	208,054			200,865
Other liabilities	16,209			5,269
Shareholders' equity	123,286			111,773
Total liabilities and shareholders' equity	$1,284,356			$1,184,701
T/E net interest income/Net interest margin		11,163	3.65%		10,742	3.80%
Tax equivalent adjustment		(328)			(387)
Net interest income		$10,835			$10,355

Net Interest Spread			3.46%			3.69%
Cost of Funds			0.65%			0.42%

Provision for Loan Losses

Following its third quarter assessment and analysis, the Bank reversed $162 thousand of its provision for loan loss expense for the third quarter due to a decrease in total loans, compared to a provision expense of $250 thousand in 2018.  For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2019, noninterest income increased $358 thousand from the same period in 2018.  Investment and trust service fees increased due to growth in assets under management.  Loan service charges increased as mortgage production is higher in 2019 due to a recent restructuring of the Bank’s mortgage origination and sales process. Deposit service charges increased due to a higher volume of account analysis fees and retail checking fees, partially offset by lower fees from the Bank’s overdraft protection program. Other service charges and fees were higher from increased income from the Bank’s merchant card and credit card programs, as well as ATM fees. Debit card income was higher due to an increase in transaction volume.  The change in the fair value of equity investments recorded through income was a loss of $6 thousand compared to a loss of $20 thousand in the same period in 2018.  Other income increased from a recovery on an insurance claim.

The following table presents a comparison of noninterest income for the three months ended September 30, 2019 and 2018

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$1,482	$1,424	$58	4.1
Loan service charges	238	191	47	24.6
Deposit service charges and fees	632	578	54	9.3
Other service charges and fees	401	357	44	12.3
Debit card income	469	422	47	11.1
Increase in cash surrender value of life insurance	127	129	(2)	(1.6)
Other real estate owned gains, net	9	—	9	NA
Debt securities gains, net	3	5	(2)	(40.0)
Change in fair value of equity securities	(6)	(20)	14	(70.0)
Other	123	34	89	261.8
Total noninterest income	$3,478	$3,120	$358	11.5

Noninterest Expense

Noninterest expense for the third quarter of 2019 increased $420 thousand compared to the same period in 2018.  The increase in salaries and benefits was primarily due to an increase in salary expense ($361 thousand) from additional staff, merit increases and incentive plans ($102 thousand) compared to the same period in 2018.  Marketing expense increased due to digital and social marketing initiatives.  Data processing increased due to increased mobile banking offerings and software purchased to improve processes and create efficiencies.  FDIC insurance expense decreased primarily due to a $150 thousand credit from the usage of Small Bank Assessment Credits.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2019 and 2018

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2019	2018	Amount	%
Salaries and benefits	$5,419	$4,947	$472	9.5
Net occupancy	831	780	51	6.5
Marketing and advertising	324	345	(21)	(6.1)
Legal and professional	409	436	(27)	(6.2)
Data processing	693	591	102	17.3
Pennsylvania bank shares tax	248	239	9	3.8
FDIC insurance	(76)	159	(235)	(147.8)
ATM/debit card processing	256	258	(2)	(0.8)
Foreclosed real estate	24	(8)	32	(400.0)
Telecommunications	106	95	11	11.6
Other	757	729	28	3.8
Total noninterest expense	$8,991	$8,571	$420	4.9

Provision for Income Taxes

For the third quarter, the Corporation recorded a Federal income tax expense of $985 thousand compared to $654 thousand for the same quarter in  2018.  The effective tax rate for the third quarter of 2019 was 18.0%, compared to 14.1% for the same quarter in 2018. The increase in the effective tax rate was due to higher pre-tax income and less tax-free income.  The federal statutory tax rate is 21% for 2019 and 2018.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

Tax equivalent net interest income increased $1.5 million to $32.8 million in the first nine months of 2019 compared to $31.3 million in the same period in 2018.  Balance sheet volume contributed $1.1 million to this increase and $400 thousand was the result of changes in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities.  Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30,
	2019			2018

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$67,133	$1,137	2.26%	$24,108	$326	1.81%
Investment securities:
Taxable	91,713	1,830	2.67%	84,518	1,563	2.47%
Tax Exempt	40,471	1,031	3.39%	46,054	1,084	3.14%
Investments	132,184	2,861	2.89%	130,572	2,647	2.71%
Loans:
Commercial, industrial and agricultural	831,293	29,170	4.64%	810,622	26,332	4.30%
Residential mortgage	69,862	2,260	4.32%	70,576	2,176	4.11%
Home equity loans and lines	64,950	2,498	5.14%	69,194	2,453	4.74%
Consumer	5,689	262	6.16%	5,044	226	5.99%
Loans	971,794	34,190	4.66%	955,436	31,187	4.33%
Total interest-earning assets	1,171,111	$38,188	4.36%	1,110,116	$34,160	4.11%
Other assets	69,937			63,550
Total assets	$1,241,048			$1,173,666

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$319,927	$931	0.39%	$295,046	$633	0.29%
Money Management	419,845	3,195	1.02%	409,920	1,609	0.52%
Savings	82,783	306	0.49%	81,804	218	0.36%
Time	84,828	911	1.44%	69,303	387	0.75%
Total interest-bearing deposits	907,383	5,343	0.79%	856,073	2,847	0.44%

Other borrowings	1,776	36	2.61%	1,429	24	2.25%
Total interest-bearing liabilities	909,159	5,379	0.79%	857,502	2,871	0.45%
Noninterest-bearing deposits	196,162			190,210
Other liabilities	14,534			11,250
Shareholders' equity	121,193			114,704
Total liabilities and shareholders' equity	$1,241,048			$1,173,666
T/E net interest income/Net interest margin		32,809	3.75%		31,289	3.77%
Tax equivalent adjustment		(1,084)			(1,141)
Net interest income		$31,725			$30,148

Net Interest Spread			3.57%			3.66%
Cost of Funds			0.65%			0.37%

Provision for Loan Losses

Provision for loan loss expense for the first nine months of 2019 was $237 thousand compared to $9.6 million in 2018.  During the second quarter of 2018, $8.7 million of a loan participation was charged-off resulting in an increase in the provision for loan loss expense to replenish the allowance for loan losses. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2019, noninterest income increased $853 thousand from the same period in 2018.  Investment and trust service fees increased due to growth in assets under management.  Other service charges and fees were higher from increased income from the Bank’s merchant card and credit card programs as well as ATM fees. Debit card income was higher due to an increase in transaction volume.  Gains on the sale of debt securities increased $200 thousand, as the Bank sold municipal bonds due to improved market conditions and in part to offset the expense of a building feasibility and certain audit related costs. The change in the fair value of equity investments recorded through income was a gain of $10 thousand compared to a gain of $18 thousand in the same period in 2018.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$4,582	$4,285	$297	6.9
Loan service charges	670	640	30	4.7
Deposit service charges and fees	1,781	1,726	55	3.2
Other service charges and fees	1,135	1,043	92	8.8
Debit card income	1,335	1,224	111	9.1
Increase in cash surrender value of life insurance	383	386	(3)	(0.8)
Other real estate owned gains, net	9	—	9	NA
Debt securities gains, net	256	56	200	357.1
Change in fair value of equity securities	10	18	(8)	(44.4)
Other	181	111	70	63.1
Total noninterest income	$10,342	$9,489	$853	9.0

Noninterest Expense

Noninterest expense for the first nine months of 2019 decreased $398 thousand compared to the same period in 2018.  The increase in salaries and benefits was primarily due to an increase in salary expense ($1.1 million) from a higher number of full-time equivalent positions, merit increases and incentive plans ($105 thousand), partially offset by a decrease in health insurance ($224 thousand) compared to the same period in 2018. The increase in legal and professional fees was due to increased audit related costs for additional regulatory filings and the change to a new external audit firm during the second half of 2019. Data processing increased due to increased mobile banking offerings and software purchased to improve processes and create efficiencies. FDIC insurance expense decreased primarily due to a $150 thousand credit of the Small Bank Assessment Credits. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 which remains at September 30, 2019. Other expenses increased related to the expense of a building feasibility study, Nasdaq listing fee, increased director’s fees and recruiting fees.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2019	2018	Amount	%
Salaries and employee benefits	$16,216	$15,029	$1,187	7.9
Net occupancy	2,545	2,383	162	6.8
Marketing and advertising	1,207	1,113	94	8.4
Legal and professional	1,310	1,207	103	8.5
Data processing	2,135	1,791	344	19.2
Pennsylvania bank shares tax	734	712	22	3.1
FDIC insurance	104	452	(348)	(77.0)
ATM/debit card processing	761	734	27	3.7
Foreclosed real estate	29	46	(17)	(37.0)
Telecommunications	318	327	(9)	(2.8)
Provision for credit losses on off-balance sheet exposures	—	2,361	(2,361)	(100.0)
Other	2,651	2,253	398	17.7
Total noninterest expense	$28,010	$28,408	$(398)	(1.4)

Provision for Income Taxes

For the first nine months of 2019, the Corporation recorded a Federal income tax expense of $2.1 million compared to a tax benefit of $671 thousand for the same period in  2018.   The tax benefit was the result of a pre-tax loss due to the large provision for loan loss expense to replenish the allowance for loan losses from the $8.7 million loan participation charge-off in 2018. The effective tax rate for 2019 was 15.2%. The federal statutory tax rate is 21% for 2019 and 2018.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $150.1 million at September  30, 2019, an increase of $97.2 million from the prior year-end balance of $53.0 million. The increase was mainly due to higher interest bearing balances at the Federal Reserve from growth in deposits, primarily from seasonal fluctuations in municipal accounts. Interest-bearing deposits are held primarily at the Federal Reserve ($17.3 million) and as one-way sell deposits in the fully insured ICS program ($100.1 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $12.9 million on a cost basis, since year-end 2018. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 51% and 35% of the portfolio fair value, respectively.  The average life of the portfolio was 5.51 years.

The AFS securities portfolio had a net unrealized gain of $1.9 million at September 30, 2019 compared to a net unrealized loss of $1.1 million at the prior year-end.  The portfolio averaged $132.2 million with a yield of 2.89% for the first nine months of 2019. This compares to an average of $130.6 million and a yield of 2.71% for the same period in 2018.

The municipal bond portfolio is well diversified geographically (issuers from within 31 states) and is comprised primarily of general obligation bonds (63.1%).  Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of California (12.3%), Texas (11.5%), and New York (7.1%).  The average rating of the municipal portfolio from Moody’s is AA.  No municipal bonds are rated below investment grade.

The unrealized loss in the municipal bond portfolio decreased to $258 thousand from $484 thousand at December 31, 2018.  There are twenty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.9 million and an unrealized loss of $178 thousand.  The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities.  Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027 – 2028).  None of these bonds have suspended or missed a dividend payment. At September 30, 2019, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

Equity securities at Fair Value:  The Corporation owns one equity investment. At September 30, 2019 and December 31, 2018, this investment was reported at fair value of $384 thousand and $374 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost:  The Bank held $465 thousand of restricted stock at September 30, 2019.  Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

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

Total residential real estate loans decreased $2.8 million over year-end 2018,  as the Bank retained a lower percentage of its originations.  For the first nine months of 2019, the Bank originated $32.2 million and sold $30.4 million in mortgages for a fee through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Residential real estate construction:    This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($8.4 million), while loans for individuals to construct personal residences totaled $4.4 million at September 30, 2019.  The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At September  30, 2019, the Bank had $20.0 million in real estate construction loans funded with an interest reserve and capitalized $240 thousand of interest in 2019 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans remained flat at $487.8 million from $488.0 million at the end of 2018, as originations kept pace with pay-downs.    The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($69.2 million), land development ($60.5 million), office buildings ($48.5 million), warehouse facilities ($31.2 million) and auto dealerships ($30.6 million).

Commercial (C&I): This category includes commercial, industrial, farm, agricultural, and municipal loans.  C&I loans decreased $37.1 million to $237.0 million at September 30, 2019, compared to $274.1 million at the end of 2018, primarily due to a $3.9 million tax free loan pay-off in the first quarter of 2019, a $4.1 million pay-off in the second quarter, and $13.7 million in pay-offs on two tax free loans in the third quarter At September 30, 2019, the Bank had approximately $142 million in tax-free loans in the C&I portfolio. The largest sectors (by industry) in the commercial C&I category are: public administration ($67.2 million), utilities ($34.0 million), educational services ($23.8 million), real estate rental and leasing ($15.3 million) and finance and insurance ($13.1 million).   The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations.  These participations are primarily located in south-central Pennsylvania. At September 30, 2019, the outstanding commercial participations accounted for 7.9%, or $73.9 million, of total gross loans compared to 9.6% and $93.4 million at December 31, 2018.  The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $88.1 million, compared to $120.4 million at December 31, 2018. The commercial loan participations are comprised of $18.8 million of C&I loans and $55.1 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $1.3 million to $6.3 million at September 30, 2018, compared to $5.0 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$86,985	$89,673	$(2,688)	(3.0)
Commercial first lien	60,348	59,227	1,121	1.9
Total first liens	147,333	148,900	(1,567)	(1.1)

Consumer junior liens and lines of credit	41,186	42,504	(1,318)	(3.1)
Commercial junior liens and lines of credit	4,790	4,716	74	1.6
Total junior liens and lines of credit	45,976	47,220	(1,244)	(2.6)
Total residential real estate 1-4 family	193,309	196,120	(2,811)	(1.4)

Residential real estate - construction
Consumer	4,413	1,667	2,746	164.7
Commercial	8,385	8,558	(173)	(2.0)
Total residential real estate construction	12,798	10,225	2,573	25.2

Commercial real estate	487,807	487,980	(173)	(0.0)
Commercial	236,992	274,054	(37,062)	(13.5)
Total commercial	724,799	762,034	(37,235)	(4.9)

Consumer	6,309	4,996	1,313	26.3
	937,215	973,375	(36,160)	(3.7)
Less: Allowance for loan losses	(12,182)	(12,415)	233	(1.9)
Net Loans	$925,033	$960,960	$(35,927)	(3.7)

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Special Mention or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-Special Mention or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.,

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $14.4 million at quarter end compared to $9.9 million at June 30, 2019 and $10.3 million at December 31, 2018.  The increase from June 30, 2019 was due to a $5.2 million commercial real estate loan being downgraded to 6-Special Mention during the quarter. The downgrade was due to a slowdown in the renovation process of the property, but with Bank intervention, the project appears to be getting back on track toward completion. The watch list includes both performing and nonperforming loans.  Included in the substandard total are $4.8 million of nonaccrual loans.  The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit, than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit.  At September 30, 2019 the Bank had loans of $21.6 million (2.3% of gross loans) that exceeded the supervisory limit, compared to 1.9% at year-end 2018.

Loan quality has declined slightly since year-end 2018, as measured by the balance of nonaccrual loans.  Nonaccrual loans increased $2.5 million from year-end 2018 as one commercial real estate credit (current balance of $2.8 million) moved from 60-89 days past due to nonaccrual during the first quarter of 2019. During the third quarter the Bank recorded a charge-off of $289 thousand on this loan.   Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days declined to $4.1 million at September 30, 2019 compared to $7.6 million at December 31, 2018 as a result of the commercial real estate loan moving to nonaccrual.  The following table presents a summary of nonperforming assets as of:

	September 30,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$—	$80
Junior liens and lines of credit	17	23
Total	17	103
Residential real estate - construction	525	455
Commercial real estate	4,094	1,427
Commercial	126	315
Total nonaccrual loans	4,762	2,300

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	101	113
Junior liens and lines of credit	50	26
Total	151	139
Commercial real estate	—	113
Commercial	—	100
Consumer	10	5
Total loans past due 90 days or more and still accruing	161	357

Total nonperforming loans	4,923	2,657

Other real estate owned	2,693	2,684
Total nonperforming assets	$7,616	$5,341

Nonperforming loans to total gross loans	0.53%	0.27%
Nonperforming assets to total assets	0.59%	0.44%
Allowance for loan losses to nonperforming loans	247.45%	467.26%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 86% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,348	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,995
Credit 2	2,751	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$3,157
	$4,099	$—

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced.  However, an impaired TDR loan can be a performing loan.  Impaired loans increased to $13.1 million at quarter-end compared to $11.9 million at year-end 2018, primarily from the new nonaccrual loan previously discussed.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-Special Mention or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2019 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans, but are added to the general allocation pool.  These loans totaled $762 thousand at September 30, 2019 and are comprised primarily of loans secured by residential real estate.   Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk.

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

The following table shows the ALL and charge-off ratios for the periods ended:

	Nine Months Ended	Year ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018
Net charge-offs (recoveries)/average loans*	0.06%	0.97%	1.23%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	198.31%	93.74%	92.34%
Allowance for loan losses as a % of loans	1.30%	1.28%	1.29%
Net charge-offs (recoveries)	$470	$9,331	$8,845
* Annualized

Other Real Estate Owned:

The Bank holds $2.7 million of other real estate owned (OREO), comprised of two properties. The most significant OREO holding is one property carried at $2.6 million (97% of total OREO) that is secured by 196 acres of land intended for residential real estate development. The Bank has a contract on the property that is expected to settle in 2019 with no anticipated loss to the Bank. During 2019, the expense to hold and maintain OREO was $29 thousand. Note 8 of the accompanying financial statements provides additional information on activity in OREO.

Deposits:

Total deposits increased $77.0 million during the first nine months of 2019 to $1.160 billion. Non-interest bearing deposits increased $12.1 million (primarily in municipal and nonprofit checking deposits) and interest-bearing checking and savings deposits increased $37.3 million, while time deposits increased $27.6 million. Interest-bearing checking increased by $34.9 million, primarily in commercial and municipal deposits, while the Bank’s Money Management and

Savings products remained flat compared to year-end 2018.  Increases in municipal accounts represent seasonal fluctuations.  Time deposits increased since year-end from CD promotions.

As of September 30, 2019, the Bank had $186.8 million placed in the ICS reciprocal deposit program ($131.2 million in interesting-bearing checking and $55.6 million in money management) and $3.2 million in reciprocal time deposits in the CDARS program included in time deposits.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.

	September 30,	December 31,	Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest-bearing checking	$209,503	$197,417	$12,086	6.1

Interest-bearing checking	340,586	305,661	34,925	11.4
Money management	437,205	436,752	453	0.1
Savings	83,134	81,206	1,928	2.4
Total interest-bearing checking and savings	860,925	823,619	37,306	4.5

Time deposits	89,173	61,593	27,580	44.8

Total deposits	$1,159,601	$1,082,629	$76,972	7.1

Overdrawn deposit accounts reclassified as loans	$166	$120

Borrowings:

The Corporation had no borrowings at September 30, 2019 and December 31, 2018.

Shareholders’ Equity:

Total shareholders’ equity increased $7.7 million to $126.1 million at September 30, 2019, from $118.4 million at the end of 2018.  The Corporation’s net earnings of $11.7 million were partially offset by the cash dividend of $3.8 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $445 thousand in new capital from optional cash contributions and $612 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 32.52% for the first nine months of 2019.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first nine months of 2019, the Corporation paid a $0.87 per share dividend, compared to $0.78 paid in the first nine months of 2018. On October 3, 2019 the Board of Directors declared a $0.30 per share regular quarterly dividend for the fourth quarter of 2019, which will be paid on November 27, 2019.

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019. The 2018 Repurchase plan was completed in the third quarter of 2019. On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and continuing through September 12, 2020.  During the first nine months of 2019, 102,978 shares were repurchased, 100,000 shares under the 2018 plan and 2,978 shares under the 2019 plan.  No shares were repurchased in the first nine months of 2018.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer was phased-in at 1.875% for 2018 and 2.50% for 2019 and thereafter.  The capital conservation buffer will be applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at September 30, 2019 was 7.80% (total risk-based capital 15.80% less 8.00%) compared to the 2019 regulatory buffer of 2.50%.  Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the Basel III capital requirements.  As of September 30, 2019, the Bank was “well capitalized” under the Basel III requirements.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules, but may file reports that include capital amounts and ratios.  The Corporation has elected to file those reports.

The following table summarizes the Basel III regulatory capital requirements and results as of September 30, 2019 and December 31, 2018 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2019	2018	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.53%	13.96%	N/A	N/A
Farmers & Merchants Trust Company	14.27%	13.80%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.53%	13.96%	N/A	N/A
Farmers & Merchants Trust Company	14.27%	13.80%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.80%	15.21%	N/A	N/A
Farmers & Merchants Trust Company	15.52%	15.06%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.45%	9.78%	N/A	N/A
Farmers & Merchants Trust Company	9.28%	9.68%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area has remained virtually unchanged over the past year and ranges from a low of 3.5% in Cumberland County to 5.3% in Huntingdon County.  The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

The following provides selected economic data for the Bank’s primary market:

Economic Data

	September 30,	December 31,
	2019	2018
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.5% - 5.3%	3.0 - 4.5%
Pennsylvania	3.9%	4.0%
United States	3.8%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	4.9%	3.6%
United States	4.8%	6.6%

Building Permits - year over year change -12 months
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	-6.6%	15.9%
Multifamily, estimated	-7.5%	136.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes.  The Federal Reserve cut the federal funds rate at its September meeting.  This move follows the July rate cut, which was the Fed’s first downward rate move in over a decade.  These moves are designed to sustain the economy’s continued expansion by protecting against what the Fed sees as downside risks to the economy.  These risks included constant global trade uncertainty and its byproduct, manufacturing decline.  In order to further support the economy, the Fed may have to execute another rate cut.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $52.3 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for community banks.  The Bank’s maximum borrowing capacity with the FHLB at September 30, 2019 was $368 million with $368 million available to borrow.  There are no current indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of quarter-end had the ability to borrow approximately $16.5 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $317.7 million and $271.7 million, respectively, at September 30, 2019 and December 31, 2018.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower (related to the loan participation that was initially reported in our current report on Form 8-K filed May 31, 2018) that declared bankruptcy, as the result of internal fraud, in the second quarter of 2018 which remains at September 30, 2019.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2018 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2019. For more information on market risk refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation. In management’s opinion, there are no proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material in relation to its financial condition or results of operations.  No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2019. For more information, refer to the Corporation’s 2018 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publically Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publically Announced Program	Shares Yet To Be Purchased Under Program
July 2019	45,847	37.36	1,713	—
September 2019	2,978	34.53	103	147,022
	48,825		$1,816

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019. The 2018 Repurchase plan was completed in the third quarter of 2019.    On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and continuing through September 13, 2020.

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

Franklin Financial Services Corporation

November 8, 2019	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 8, 2019	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)