Form 10-K
period 2019-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2020-03-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the 4,005,752 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2019 based on the price of such shares was $153,179,956.

There were 4,360,363 outstanding shares of the Registrant's common stock as of February 29, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2019, are incorporated into Part III.

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

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market.  The Corporation’s internet address is www.franklinfin.com.  Electronic copies of the Corporation’s 2019 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com.  Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

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

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2019 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County	# of Locations	Deposits	Market Deposits	Market Share
Franklin	12	$757,427	$2,222,323	34%
Cumberland	7	263,273	9,027,357	3%
Fulton	2	74,208	214,567	35%
Huntingdon	1	18,220	620,935	3%
	22	$1,113,128	$12,085,182	9%

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have been flat and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery.  In addition, credit unions increasingly compete with banks for deposits. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete.  F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.3 billion on December 31, 2019.

Staff

As of December 31, 2019, the Corporation and its banking subsidiary had 283 full-time equivalent employees.  The officers of the Corporation are employees of the Bank.  The Bank offers a 401(k) plan, employee stock purchase plan and incentive compensation plans.  Employees are also provided with group life and health insurance.  Management considers employee relations to be excellent.

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

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 1.875% for 2018 and 2.50% for 2019 and thereafter, was added. The capital conservation buffer is applicable to all of the capital ratios except for the Tier1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement.   The Bank’s capital conservation buffer at December 31, 2019 was 7.87% (total risk-based capital 15.87% less 8.00%) compared to the 2019 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends.  As of December 31, 2019, the Bank was “well capitalized’ under the Basel III requirements.   The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported in Note 2 of the accompanying financial statements.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework.  Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%.  Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework.  The CBLR framework will be available for banks to use in their March 31, 2020 Call Report.  The Corporation expects that it will not opt into the CBLR framework.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well‑capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  At December 31, 2019, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity.  As of December 31, 2019, the Bank was considered well capitalized and its assessment rate was approximately 3 basis points of the assessment base.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2019. The Bank’s FICO assessment was approximately $3 thousand in 2019 and was included in FDIC insurance expense.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans.  The Bank requires real estate as collateral for many of its loans. At December 31, 2019, approximately 75% ($698.1 million) of its loans were secured by real estate.  Loans secured by real estate and the percent of the loan portfolio are reported in Table 14.  These real estate loans are located primarily in the Bank’s market area of south central Pennsylvania.  Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined.  A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio.   As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral.  However, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio.  Commercial purpose loans account for 86% ($796.0 million) of the total loan portfolio.  These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral.  Commercial purpose loans secured by real estate were $556.8 million at December 31, 2019 and account for 70% of the total commercial loan portfolio.   These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region.  As commercial lending continues to be the primary drive of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank.  The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $20.3 million.  Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer.  This limit affects the Bank’s ability to seek relationships with larger businesses in its market area.  Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks.  However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform.  These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Financing Rate as its recommended alternative to LIBOR.  The Federal Reserve Bank of New York started to publish the Secured Overnight Financing Rate in April 2018.  The Secured Overnight Financing Rate is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market.  At this time, it is impossible to predict whether the Secured Overnight Financing Rate will become an accepted alternative to LIBOR.  The market transition away from LIBOR to an alternative reference rate, such as the Secured Overnight Financing Rate, is complex and could have a range of adverse effects on our business, financial condition and results of operations. Management has formed a work group to review the Bank’s exposure to LIBOR, study replacement options and customer communication about the LIBOR change.

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Corporation is currently monitoring this activity and evaluating the risks involved.

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

Seventy percent ($62.3 million) of the Bank’s certificates of deposit are scheduled to mature within one year. If the Bank is unable to retain these deposits, it may require the Bank to access other sources of liquidity that may carry a higher cost. However, these deposits only account for 7.9% of total deposits.

A large percentage of deposits may be highly sensitive to changes in interest rates.

Thirty-eight percent ($429.2 million) of all deposits are in the Bank’s money management product.  The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits.  While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases.

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

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business (and, in some cases, from the activities of companies we have acquired).  These legal proceedings, whether founded or unfounded, could result in reputation damage and have an adverse effect on our financial condition and results of operation if they are not resolved in a manner favorable to the Corporation.  Although we establish legal accruals for legal proceedings when information related to the loss contingencies represented by these matters indicates that both a loss is probable and that the amount of the loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss.  In addition, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation.  We discuss these matters further in Part I Item 3 Legal Proceedings and in Note 20 Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Report.

Risk Factors Relating to the Common Stock

The market price of the Corporation’s common stock may be subject to volatility.

The Corporation’s common stock trades on the Nasdaq Capital Market under the symbol “FRAF”.  The market price of the stock may be subject to fluctuations due to the performance of the Corporation and by fluctuations beyond our control such as general economic or political conditions.  Trading volume of the Corporation’s shares is less than that of larger companies and lower trading volume may affect the price.

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

Property	Owned	Leased
Facilities used in Banking Operations	17	8
Remote ATM Sites	3	7
Other Properties	—	1

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at December  31, 2019, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation had 1,675 shareholders of record as of December 31, 2019.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

The following table shows stock repurchase activity under approved plans:

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Shares Yet To Be Purchased Under Program
October 2019	—	—	—	147,022
November 2019	100	35.13	4	146,922
December 2019	—	—	—	146,922
	100		$4

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2019; for the five year period ended December 31, 2019, in each case assuming an initial investment of $100 on December 31, 2014 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
250
200
150
100
50
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Franklin Financial Services Corporation
NASDAQ Composite Index
SNL Mid Atlantic Bank Index
Peer Group

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Franklin Financial Services Corporation	$100.00	$110.22	$138.90	$186.66	$162.14	$205.60
NASDAQ Composite	$100.00	$106.96	$116.45	$15.96	$146.67	$200.49
SNL Mid-Atlantic Bank	$100.00	$103.75	$131.87	$161.62	$138.10	$196.39
SNL Mid-Atlantic Bank $1B - $2B	$100.00	$107.55	$134.73	$156.01	$150.92	$174.21

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

Annual Meeting:

The Annual Shareholders’ Meeting will be held on Tuesday, April 28, 2020, at the Orchard Restaurant & Banquet Facility, 1580 Orchard Drive, Chambersburg, PA.  The Business Meeting will begin at 9:00 a.m. with breakfast provided prior to the meeting.

Websites:

Franklin Financial Services Corporation:        www.franklinfin.com

Farmers & Merchants Trust Company:           www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:	Computershare
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6. Selected Financial Data

Item
	Summary of Selected Financial Data as of and for the Year Ended December 31
	2019	2018	2017	2016	2015
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,269,157	$1,209,587	$1,179,813	$1,127,443	$1,035,295
Investment and equity securities	187,873	131,846	127,336	143,875	159,473
Loans, net	922,609	960,960	931,908	882,798	771,930
Deposits	1,125,392	1,082,629	1,047,181	982,120	918,512
Shareholders' equity	127,528	118,396	115,144	116,493	111,376

Summary of Operations
Interest income	$49,235	$44,868	$39,885	$36,979	$34,615
Interest expense	7,113	4,214	2,491	2,245	2,371
Net interest income	42,122	40,654	37,394	34,734	32,244
Provision for loan losses	237	9,954	670	3,775	1,285
Net interest income after provision for loan losses	41,885	30,700	36,724	30,959	30,959
Noninterest income	15,424	12,629	12,189	11,605	12,652
Noninterest expense	38,314	37,369	43,172	33,175	31,136
Income before income taxes	18,995	5,960	5,741	9,389	12,475
Federal income tax expense (benefit)	2,880	(165)	3,565	1,302	2,271
Net income	$16,115	$6,125	$2,176	$8,087	$10,204

Performance Measurements
Return on average assets	1.29%	0.52%	0.19%	0.74%	1.00%
Return on average equity	13.17%	5.34%	1.80%	7.04%	9.52%
Return on average tangible assets (1)	1.30%	0.52%	0.19%	0.75%	1.02%
Return on average tangible equity (1)	14.22%	5.80%	1.94%	7.64%	10.52%
Efficiency ratio (1)	65.36%	68.27%	82.59%	68.26%	67.39%
Net interest margin, fully tax equivalent	3.68%	3.78%	3.72%	3.62%	3.59%

Shareholders' Value (per common share)
Diluted earnings per share	$3.67	$1.39	$0.50	$1.88	$2.40
Basic earnings per share	3.68	1.40	0.50	1.88	2.40
Regular cash dividends paid	1.17	1.05	0.93	0.82	0.74
Book value	29.30	26.85	26.44	26.99	26.05
Tangible book value (1)	27.23	24.81	24.37	24.90	23.94
Market value**	38.69	31.50	37.36	28.60	23.50
Market value/book value ratio	132.05%	117.32%	141.30%	105.97%	90.21%
Market value/tangible book value ratio	142.11%	126.97%	153.30%	114.88%	98.16%
Price/earnings multiple year-to-date	10.54	22.66	74.72	15.21	9.79
Current quarter dividend yield*	3.10%	3.43%	2.49%	2.94%	3.23%
Dividend payout ratio	31.74%	75.07%	185.25%	43.56%	30.76%

Safety and Soundness
Average equity/average assets	9.78%	9.73%	10.62%	10.56%	10.49%
Risk-based capital ratio (Total)	16.08%	15.21%	15.31%	15.67%	16.03%
Leverage ratio (Tier 1)	9.72%	9.78%	9.73%	10.11%	10.38%
Common equity ratio (Tier 1)	14.82%	13.96%	14.06%	14.41%	14.77%
Nonperforming loans/gross loans	0.42%	0.27%	0.28%	0.61%	0.73%
Nonperforming assets/total assets	0.31%	0.44%	0.45%	0.92%	1.18%
Allowance for loan loss/loans	1.28%	1.28%	1.25%	1.24%	1.29%
Net loans charged-off (recovered)/average loans	0.07%	0.97%	-0.01%	0.33%	0.04%

Assets under Management
Trust and Investment Services (fair value)	$790,949	$684,825	$686,941	$622,630	$586,664
Held at third-party brokers (fair value)	127,976	122,213	158,145	142,676	122,010

*Annualized
** Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for 2019 and the OTCQX for all prior periods
(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.

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

The following accounting policy is identified by management to be critical to the results of operations: Allowance for Loan Losses.

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2019	2018	2017	2016	2015
Return on Average Tangible Assets (non-GAAP)
Net income	$16,115	$6,125	$2,176	$8,087	$10,204
Plus intangible amortization (net of tax)	—	—	—	—	119
Net income (non-GAAP)	—	—	—	—	10,323

Average assets	1,251,655	1,178,302	1,139,703	1,088,047	1,021,275
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,066)
Average assets (non-GAAP)	1,242,639	1,169,286	1,130,687	1,079,031	1,012,209

Return on average tangible assets (non-GAAP)	1.30%	0.52%	0.19%	0.75%	1.02%

Return on Average Tangible Equity (non-GAAP)
Net income	$16,115	$6,125	$2,176	$8,087	$10,204
Plus intangible amortization (net of tax)	—	—	—	—	119
Net income (non-GAAP)	—	—	—	—	10,323

Average shareholders' equity	122,377	114,625	120,993	114,884	107,175
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,066)
Average shareholders' equity (non-GAAP)	113,361	105,609	111,977	105,868	98,109

Return on average tangible equity (non-GAAP)	14.22%	5.80%	1.94%	7.64%	10.52%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$127,528	$118,396	$115,144	$116,493	$111,376
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	118,512	109,380	106,128	107,477	102,360

Shares outstanding (in thousands)	4,353	4,409	4,355	4,317	4,276

Tangible book value (non-GAAP)	27.23	24.81	24.37	24.90	23.94

Efficiency Ratio (non-GAAP)
Noninterest expense	$38,314	$37,369	$43,172	$33,175	$31,136

Net interest income	42,122	40,654	37,394	34,734	32,244
Plus tax equivalent adjustment to net interest income	1,393	1,522	2,690	2,246	2,203
Plus noninterest income, net of securities transactions	15,102	12,564	12,186	11,623	11,756
Total revenue	58,617	54,740	52,270	48,603	46,203

Efficiency ratio (non-GAAP)	65.36%	68.27%	82.59%	68.26%	67.39%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Summary

Reported net income of $16.1 million ($3.67 per diluted share) for the year ended 2019, compared to $6.1 million ($1.39 per diluted share) for the year ended 2018.

•

2019 net interest income increased $1.5 million to $42.1 million compared to $40.7 million in 2018. Average interest-earning assets for 2019 increased $66.5 million over 2018. The average balance of the loan portfolio increased $5.1 million due to a lesser dependence on purchased loan participations and slower loan demand. The average balance of the investment portfolio and interest-bearing cash increased $61.5 million and accounted for most of the growth in interest-earning assets. The yield on earning assets increased 13 basis points over 2018 due to short-term market rate increases during the year, with the yield on the loan portfolio increasing 26 basis points year-over-year. These changes resulted in a $4.4 million increase in interest income. This increase was partially offset by an increase in interest expense of $2.9 million driven by an increase of $53.8 million in average interest-bearing balances and an increase of 29 basis points on the cost of these funds from 0.49% in 2018 to 0.78% in 2019. For 2019, the net interest margin was 3.68% compared to 3.78% in 2018.

•

The provision for loan loss expense decreased $9.7 million compared to prior year.  The provision expense for the year-ended 2018 was affected by the impairment charges on a loan participation initially reported in our current report on Form 8-K filed May 31, 2018.

•

Noninterest income increased $2.8 million driven primarily by an increase in fees from Investment and Trust services, gains from the sale of debt securities and an increase in fees from originating mortgages for the secondary market. In addition, noninterest income was boosted by gains on the sale of property owned by the Corporation ($597 thousand) and a gain on the sale of OREO property ($557 thousand).

•

Noninterest expense increased by $945 thousand,  mainly the result of an increase in salaries and incentive plans, increases in data processing expenses from increased mobile offerings and the cost of a building feasibility study.  These increases were offset by the $2.4 million off-balance sheet reserve expense in 2018.

The balance sheet grew by $59.6 million, ending the year at $1.269 billion, a 4.9% increase from the 2018 year-end balance of $1.210 million.

•	Interest-bearing deposits in other banks and Investments increased $39.6 million and $56.0 million, respectively, to offset cash generated by pay-offs in the loan portfolio and increased deposits.
•

The loan portfolio decreased by 4.0%, or $38.8 million, to $934.6 million, primarily due to several large commercial participation payoffs of approximately $32 million, as the Bank continues to move away from purely loan transactions without business relationships.

•	A lease liability and a right-of-use asset of $6.2 million were initially recognized in 2019.
•	Deposits increased by $42.8 million primarily in interest-bearing commercial and municipal deposits.
•	Shareholders’ equity increased $9.1 million primarily due to an increase in retained earnings.

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

2019 versus 2018

Tax equivalent net interest income increased 3.2%, or $1.3 million, in 2019.   The increase was driven by a $4.2 million increase in interest income, primarily from a higher yield on earning assets, partially offset by a $2.9 million increase in interest expense due to higher rates in 2019.  The yield on earning assets (Table 3) improved from 4.16% for 2018 to 4.29% for 2019, driven by the increase in the yield on portfolio loans.  The benefit provided by tax-exempt income decreased from 2018 to 2019 as a result of a smaller tax-free asset portfolio.  Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2019.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2019	2018	$	%
Interest income	$49,235	$44,868	$4,367	9.7
Interest expense	7,113	4,214	2,899	68.8
Net interest income	42,122	40,654	1,468	3.6
Tax equivalent adjustment	1,393	1,522	(129)
Tax equivalent net interest income	$43,515	$42,176	$1,339	3.2

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities.  Numerous and simultaneous balance and rate changes occur during the year.  The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2019 Compared to 2018			2018 Compared to 2017
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks	$1,062	$47	$1,109	$(83)	$171	$88
Investment securities:
Taxable	548	91	639	(200)	223	23
Nontaxable	(332)	117	(215)	108	(314)	(206)
Loans:
Commercial, industrial and agriculture	363	2,190	2,553	2,505	1,448	3,953
Residential mortgage	(11)	128	117	(187)	111	(76)
Home equity loans and lines	(181)	168	(13)	(171)	160	(11)
Consumer	50	(2)	48	17	27	44
Loans	221	2,484	2,705	2,164	1,746	3,910
Total net change in interest income	1,499	2,739	4,238	1,989	1,826	3,815

Interest expense on:
Interest-bearing checking	84	322	406	39	471	510
Money management	48	1,620	1,668	(10)	956	946
Savings	5	59	64	6	181	187
Time deposits	165	584	749	(39)	111	72
Short-term borrowings	7	5	12	(10)	18	8
Total net change in interest expense	309	2,590	2,899	(14)	1,737	1,723
Change in tax equivalent net interest income	$1,190	$149	$1,339	$2,003	$89	$2,092

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities.  Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2019			2018
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$75,570	$1,598	2.11%	$25,187	$489	1.94%
Investment securities:
Taxable	104,614	2,750	2.63%	83,632	2,111	2.52%
Tax Exempt	36,843	1,261	3.42%	46,763	1,476	3.16%
Investments	141,457	4,011	2.84%	130,395	3,587	2.75%
Loans:
Commercial, industrial and agricultural	824,097	38,386	4.66%	815,896	35,833	4.39%
Residential mortgage	69,856	3,020	4.32%	70,117	2,903	4.14%
Home equity loans and lines	64,812	3,266	5.04%	68,493	3,279	4.79%
Consumer	5,862	347	5.92%	5,012	299	5.97%
Loans	964,627	45,019	4.67%	959,518	42,314	4.41%
Total interest-earning assets	1,181,654	$50,628	4.29%	1,115,100	$46,390	4.16%
Other assets	70,001			63,202
Total assets	$1,251,655			$1,178,302

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$324,925	$1,279	0.39%	$298,263	$873	0.29%
Money Management	422,140	4,149	0.98%	414,294	2,481	0.60%
Savings	82,747	379	0.46%	81,559	315	0.39%
Time	85,761	1,270	1.48%	67,896	521	0.77%
Total interest-bearing deposits	915,573	7,077	0.77%	862,012	4,190	0.49%
Other borrowings	1,335	36	2.60%	1,069	24	2.25%
Total interest-bearing liabilities	916,908	7,113	0.78%	863,081	4,214	0.49%
Noninterest-bearing deposits	197,111			190,587
Other liabilities	15,259			10,009
Shareholders' equity	122,377			114,625
Total liabilities and shareholders' equity	$1,251,655			$1,178,302
T/E net interest income/Net interest margin		43,515	3.68%		42,176	3.78%
Tax equivalent adjustment		(1,393)			(1,522)
Net interest income		$42,122			$40,654

Net Interest Spread			3.51%			3.67%
Cost of Funds			0.64%			0.40%

Provision for Loan Losses

In 2019, the Bank recorded gross loan charge-offs $969 thousand, which were partially offset by $283 thousand of recoveries, resulting in net loan charge-offs of $686 thousand. For 2019, the provision for loan loss expense was $237 thousand.  The allowance for loan losses was $12.0 million at year-end 2019 (1.28% of total loans), compared to $12.4 million at year-end 2018 (1.28% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses.  For more information, refer to the Loan Quality discussion and Tables 11 - 15.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2019 and 2018:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2019	2018	Amount	%
Noninterest Income
Investment and trust services fees	$6,141	$5,669	$472	8.3
Loan service charges	961	882	79	9.0
Deposit service charges and fees	2,419	2,310	109	4.7
Other service charges and fees	1,519	1,409	110	7.8
Debit card income	1,791	1,653	138	8.3
Increase in cash surrender value of life insurance	509	515	(6)	(1.2)
Net (gain) loss on sale of other real estate owned	326	(5)	331	(6,620.0)
Change in fair value of equity securities	66	9	57	633.3
Securities gains, net	256	56	200	357.1
Other	1,436	131	1,305	996.2
Total	$15,424	$12,629	$2,795	22.1

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products.  Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized.  Asset management fees totaled $5.5 million for 2019, an increase of $461 thousand over 2018.  The fair value of trust assets under management was  $790.9 million at year-end, compared to $684.8 million at the end of 2018.  By the nature of an estate settlement, these fees are considered nonrecurring.  Estate fees increased by $51 thousand, to $365 thousand in 2019.  Commissions from the sale of insurance and investment products decreased by $47 thousand compared to 2018.

Loan service charges:  This category includes loan origination fees, offset by those fees that are deferred, as well as production fees for originating mortgages for sale in the secondary market, and any fees for loan services that are charged after origination, e.g.: late fees or debt protection. The primary cause of the increase was fees for mortgages originated for sale in the secondary market, which increased $172 thousand over 2018, from $221 thousand to $393 thousand.

Deposit fees:  This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees.  The  increase of $109 thousand in this category was due to higher retail checking fees and account analysis fees due to growth in Treasury Management services in 2019.  These increases were partially offset by lower fees from the usage of the Bank’s overdraft protection program.

Debit card income:  Debit card fees are comprised of both a retail and business card program. Retail fees increased by $83 thousand while business card fees increased $58 thousand, an 8% increase over the prior year.   The business debit card offers a cash back rewards program based on usage.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees.  Merchant card fees increased $37 thousand while ATM fees increased $58 thousand.

Securities gains and losses:    The 2019 and 2018 gains were generated by the sale of and calls on bonds.

Other: The increase in 2019 was due to the sale of bank-owned property, recovery of prior year legal fees from a legal settlement and the death benefits from a bank-owned life insurance policy.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2019 and 2018:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2019	2018	Amount	%
Salaries and benefits	$22,143	$20,048	$2,095	10.4
Net occupancy	3,402	3,206	196	6.1
Marketing and advertising	1,756	1,556	200	12.9
Legal and professional	1,774	1,567	207	13.2
Data processing	2,994	2,510	484	19.3
Pennsylvania bank shares tax	982	951	31	3.3
FDIC insurance	104	600	(496)	(82.7)
ATM/debit card processing	1,026	999	27	2.7
Telecommunications	426	433	(7)	(1.6)
Provision for credit losses on off-balance sheet exposures	—	2,361	(2,361)	100.0
Other	3,707	3,138	569	18.1
Total	$38,314	$37,369	$945	2.5

The most significant changes in noninterest expense are discussed below:

Salaries and benefits:  This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension, taxes and other employee programs.  This category increased by $2.1 million compared to the prior year from salary increases of $1.5 million, due to a higher number of full-time equivalent positions and merit increases, and a  $500 thousand increase in incentive-based compensation.  See Note 16 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy:  This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Equipment maintenance contracts and depreciation increased during 2019, but were partially offset by a decrease in utility expense.

Legal and professional fees:  This category consists of fees paid to outside legal counsel, consultants, and audit fees. Legal fees decreased by $166 thousand, while consulting fees for a work flow efficiency study and non-audit accounting services.  Internal and external audit fees increased by $207 thousand, due to additional fees related to the 2018 audit and fees expensed for a consent letter from the prior external audit firm.

Data processing:  The largest cost in this category is the expense associated with the Bank’s core processing system and related services, and accounted for $1.6 million of the total data processing costs, unchanged from the prior year. An increase in software expense contributed $128 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation (FDIC). The expense for 2019 decreased compared to prior year due to $270 thousand in premium credit from the FDIC Small Bank Assessment Credits. This credit was fully utilized in 2019.

Provision for credit losses on off balance sheet exposures: This 2018 expense represents an allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 and which remains at December 31, 2019.

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $2.9 million compared to a benefit of $165 thousand in 2018. The effective tax rate for 2019 and 2018 was 15.2% and (2.8%),  respectively. In 2019, the Corporation’s effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. In 2018, the effect on pre-tax income, from the charges related to the previously discussed Participation, resulted in an income tax benefit. For a more comprehensive analysis of Federal income tax expense refer to Note 13 of the accompanying consolidated financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds.  Assets represent uses of funds while liabilities represent sources of funds.  At December 31, 2019, total assets increased 4.9% over the prior year to $1.27 billion from $1.21 billion at the end of 2018.

Interest Bearing Deposits in Other Banks:

This asset increased to $77.2 million at December 31, 2019 compared to $36.0 million at December 31, 2018, due to excess cash flow from pay-offs in the loan portfolio and increased deposits. The average balance for 2019 increased $50.4 million to $75.6 million compared to $25.2 million in 2018. At year-end, approximately $9.0 million was in the form of long-term certificates of deposit,  $37.2 million was held in an interest-bearing account at the Federal Reserve and $30.4 million was held in a one-way deposit account through the Promontory Interfinancial Network.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities.  The average life of the portfolio is 5.8 years and $107.1 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.  All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value	Cost	value
U.S. Government and Agency securities	$8,418	$8,428	$9,120	$9,076	$11,451	$11,472
Municipal securities	90,865	91,286	67,811	67,647	57,374	57,772
Trust preferred securities	4,097	3,967	4,074	3,758	6,000	5,817
Agency mortgage-backed securities	58,503	58,704	45,241	44,658	51,307	50,937
Private-label mortgage-backed securities	398	429	457	488	858	946
Asset-backed securities	24,918	24,619	5,869	5,845	28	27
Total	$187,199	$187,433	$132,572	$131,472	$127,018	$126,971

The following table presents investment securities at December 31, 2019 by maturity, and the weighted average yield for each maturity presented.  The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and
Agency securities	$1,002	1.97%	$7,426	2.46%	$—	—	$—	—	$8,428	2.40%
Municipal securities	15,658	2.01%	7,968	3.10%	37,769	3.14%	29,891	1.05%	91,286	2.26%
Trust preferred securities	—	—	—	—	3,967	3.22%	—	—	3,967	3.22%
Agency mortgage-backed securities	9,774	2.31%	30,090	2.48%	18,524	2.46%	316	3.71%	58,704	2.45%
Private-label mortgage-backed
securities	—	—	262	7.32%	167	7.56%	—	—	429	7.42%
Asset-backed securities	—	—	14,329	2.67%	10,290	2.60%	—	—	24,619	2.64%
Total	$26,434	2.12%	$60,075	2.63%	$70,717	2.90%	$30,207	1.08%	$187,433	2.41%

Table 3 shows the two-year trend of average balances and yields on the investment portfolio. The average balances and year-over-year ending balances increased (Table 6) due to excess cash flow from pay-offs in the loan portfolio and increased deposits. The yield on the portfolio increased from 2.75% in 2018 to 2.84% in 2019.  U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 80% in total. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $49.5 million in cash flows in 2019 while $104.8 million was invested into the portfolio during the year.

Municipal Bonds:  The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (27% of the portfolio) and taxable (73% of the portfolio) municipal bonds.  Sixty-four percent of the portfolio are general obligation bonds and thirty-six percent are revenue bonds. The portfolio holds 108 issues within 33 states. The largest dollar exposure is in the states of Texas (15.2%) and California (14.2%).  When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. Approximately 99% of the portfolio is rated “A” or higher by a nationally recognized rating agency.

Trust Preferred Bonds:  Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company.  All of the Bank’s trust preferred securities are single issuer bonds and the Bank holds 5 issues.

Mortgage-backed Securities (MBS):  This sector holds $59.1 million or 32% of the total portfolio. The majority of this sector ($58.7 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds four private-label mortgage-backed securities (PLMBS) with a fair value of $429 thousand and an amortized cost of $398 thousand.  The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs.  The See Note 4 of the accompanying financial statements for more information on the mortgage-backed securities.

Asset-backed Securities (ABS): This sector holds $24.6 million, or 13%, of the total portfolio.  The majority of this sector ($22.8 million) is comprised of variable-rate student loans.  Sallie Mae guarantees repayment of the bonds.

Impairment:  Table 8 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2019 and 2018.

The condition of the portfolio at year-end 2019, as measured by the dollar amount of temporarily impaired securities, is slightly worse than year-end 2018. The Municipal sector recorded the largest unrealized loss and the Agency Mortgage-backed sector had the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.  The following table presents the temporary impairment in the security portfolio for the years presented:

Table 8. Temporary Impairment

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The unrealized loss in the trust preferred sector decreased by $186 thousand compared to the prior year-end.  All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028).  The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2019, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The municipal securities portfolio had a $513 thousand increase in unrealized losses since the end of 2018.  The change in value in this sector is driven by market interest rates since these bonds have very low credit risk.

Equity securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2019, this investment was reported at fair value ($440 thousand) with changes in value reported through income in 2019.

Restricted Stock at Cost

The Bank held $465 thousand of restricted stock at the end of 2019 of which $435 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio decreased by 4.0% ($38.8 million) in 2019,  due primarily to approximately $35 million in pay-offs from participation loans from management’s strategic decision to continue to decrease the Bank’s exposure to participated loans. Average gross loans for 2019 increased by $5.1 million to $964.6 million compared to $959.5 million in 2018.  Commercial loans showed an increase in average balances during the year, which was partially offset by a decline in residential mortgage loans and home equity loans and lines of credit during the year.  The yield on the portfolio increased in 2019 increased to 4.67% from 4.41% in 2018. Table 3 presents detail on the average balances and yields earned on loans for the past two years. The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 9. Loan Portfolio

(Dollars in thousands)	2019		2018		2017		2016		2015
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$85,319	(4.9)	$89,673	(7.7)	$97,159	(5.8)	$103,125	(0.6)	$103,698
Commercial first lien	57,627	(2.7)	59,227	(3.3)	61,275	(6.4)	65,445	13.3	57,780
Total first liens	142,946	(4.0)	148,900	(6.0)	158,434	(6.0)	168,570	4.4	161,478

Consumer junior lien and lines of credit	42,715	0.5	42,504	(5.6)	45,043	0.5	44,817	(0.4)	44,996
Commercial junior liens and lines of credit	4,882	3.5	4,716	(11.5)	5,328	(1.3)	5,396	(8.8)	5,917
Total junior liens and lines of credit	47,597	0.8	47,220	(6.3)	50,371	0.3	50,213	(1.4)	50,913
Total residential real estate 1-4 family	190,543	(2.8)	196,120	(6.1)	208,805	(4.6)	218,783	3.0	212,391

Residential real estate construction
Consumer purpose	4,107	146.4	1,667	(8.1)	1,813	34.3	1,350	147.7	545
Commercial purpose	9,216	7.7	8,558	5.8	8,088	6.1	7,625	3.8	7,343
Total residential real estate construction	13,323	30.3	10,225	3.3	9,901	10.3	8,975	13.8	7,888

Commercial real estate	494,262	1.3	487,980	13.9	428,428	9.7	390,584	14.6	340,695
Commercial	230,007	(16.1)	274,054	(6.0)	291,519	7.6	270,826	25.4	215,942
Total commercial	724,269	(5.0)	762,034	5.8	719,947	8.9	661,410	18.8	556,637

Consumer	6,440	28.9	4,996	(1.0)	5,047	7.3	4,705	(7.7)	5,100
Total loans	934,575	(4.0)	973,375	3.1	943,700	5.6	893,873	14.3	782,016
Less: Allowance for loan losses	(11,966)	(3.6)	(12,415)	5.3	(11,792)	6.5	(11,075)	9.8	(10,086)
Net loans	$922,609	(4.0)	$960,960	3.1	$931,908	5.6	$882,798	14.4	$771,930

Residential real estate:  This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate.  Total residential real estate loans decreased $5.6 million in 2019 from 2018, primarily in consumer first lien loans.  The Bank’s residential mortgage portfolio decreased during 2018 as paydowns were greater than originations booked to the portfolio as the Bank sells the majority of its mortgage originations.  In 2019, the Bank originated $43.7 million in mortgages, including approximately $30.7 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A, and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs, but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction:  The largest component of this category represents loans to residential real estate developers of $9.2 million, while loans for individuals to construct personal residences totaled $4.1 million at December 31, 2019. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At December 31, 2019, the Bank had $26.0 million in real estate construction loans funded with an interest reserve and capitalized $578 thousand of interest in 2019 from these reserves on active projects for commercial construction.  Real estate construction loans are monitored on a regular basis by either an independent third party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial loans continue to be the largest loan category on the balance sheet and decreased 5.0% compared to the end of 2018 primarily due to several large commercial participation payoffs of approximately $35 million, as the Bank continues to move away from purely loan transactions without business relationships.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $6.3 million over the prior year. The largest sectors (by collateral) in CRE are: hotel & motel ($69.6 million), land development ($68.7 million), office buildings ($56.1 million) and warehouse ($31.6 million).

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans decreased $44.0 million over the 2018 ending balance, primarily in participation payoffs.  At December 31, 2019, the Bank had approximately $140 million of tax-free loans in its portfolio. The largest sectors (by industry) are: public administration ($66.2 million), utilities ($33.8 million), educational services ($24.1 million) and real estate rental and leasing ($16.0 million). The Bank does not have any loan exposure to the oil and gas industry.

Participations: The Bank continues to reduce its portfolio of purchased participation commercial loans. At December 31, 2019, the outstanding commercial participations accounted for 9.4%, or $67.7 million,  of  commercial purpose loans compared to  11.2%, or  $93.4 million,  at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations is $84.0 million compared to $120.4 million at December 31, 2018.    During the year, loan participations decreased $35 million, due to a strategic decision to decrease the Bank’s exposure to participations as existing participations paid-off or were not renewed.   The commercial loan participations are comprised of $15.0 million of commercial loans and $52.7 million of CRE loans, reported in the respective loan segment.  The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit and showed an increase of $1.4 million in 2019 over 2018 ending balances.

Table 10. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2019.  Consumer purpose residential mortgages and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$1,214	$13,014	$69,102	$83,330
Variable rate	4,391	11,581	91,241	107,213
	5,605	24,595	160,343	190,543
Residential real estate construction
Fixed rate	3,841	—	—	3,841
Variable rate	7,601	1,881	—	9,482
	11,442	1,881	—	13,323

Commercial real estate
Fixed rate	13,602	44,177	17,908	75,687
Variable rate	25,484	80,124	312,967	418,575
	39,086	124,301	330,875	494,262
Commercial
Fixed rate	1,046	52,413	30,590	84,049
Variable rate	35,206	5,304	105,448	145,958
	36,252	57,717	136,038	230,007

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5-Pass Watch are credits that have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors

represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $11.6 million at year-end compared to $10.3 million one year earlier. The increase from 2018 was due to a $5.2 million commercial real estate loan being downgraded to 6-OAEM during the third quarter of 2019.  The downgrade was due to a slowdown in the renovation process of the property, but with Bank intervention, the project is near completion. The increase in OAEM credits (previously mentioned) was partially offset by a decline in Substandard loans due to paydowns on one loan relationship and a credit rating upgrade on another.  Included in the watch list are $3.8 million of nonaccrual loans. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse and OREO. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits.  The Bank’s internal loan–to-value limits are all equal to or less than the supervisory loan-to-value limits.  However, in certain circumstances, the Bank may make a loan that exceeds the supervisory loan-to-value.  At December 31, 2019, the Bank had loans of $24.7 million (2.6% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.9% at the prior year end.

Nonaccrual loans increased $1.5 million over year-end 2018 due to an increase in commercial real estate nonaccrual loans of $1.4 million.  Of this increase, $1.1 million is one relationship that was placed on nonaccrual during the first quarter of 2019 with a balance of $3.7 million. During 2019, this credit has paid down to $1.1 million due to the sale of assets.  Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2019 totaled $7.7 million compared to $7.6 million at December 31, 2018.

The following table presents a five year summary of nonperforming assets as of December 31 of each year:

Table 11. Nonperforming Assets

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$68	$80	$168	$231	$806
Junior liens and lines of credit	31	23	—	86	105
Total	99	103	168	317	911
Residential real estate - construction	523	455	466	480	502
Commercial real estate	3,009	1,427	1,854	3,956	3,681
Commercial	197	315	187	23	276
Total nonaccrual loans	3,828	2,300	2,675	4,776	5,370

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	31	113	—	—	214
Junior liens and lines of credit	46	26	—	—	—
Total	77	139	—	—	214
Commercial real estate	—	113	—	665	152
Commercial	—	100	—	—	2
Consumer	—	5	—	—	—
Total loans past due 90 days or more and still accruing	77	357	—	665	368

Total nonperforming loans	3,905	2,657	2,675	5,441	5,738
Other real estate owned	—	2,684	2,598	4,915	6,451
Total nonperforming assets	$3,905	$5,341	$5,273	$10,356	$12,189

Nonperforming loans to total gross loans	0.42%	0.27%	0.28%	0.61%	0.73%
Nonperforming assets to total assets	0.31%	0.44%	0.45%	0.92%	1.18%
Allowance for loan losses to nonperforming loans	306.43%	467.26%	440.82%	203.55%	175.78%

The following table provides information on the most significant nonaccrual loans as of December 31, 2019.

Table 12. Significant Nonaccrual Loans

		ALL	Nonaccrual	TDR			Collateral
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Value
Credit 1	$1,333	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,995
Credit 2	1,079	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$1,516
	$2,412	$

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

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions.  The Bank reviews all loans rated 6-OAEM or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance.

 In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off.  However, an impaired TDR loan can be a performing loan under its modified terms.  Impaired loans totaled $12.2 million at year-end compared to $11.9 million at the prior year end. Included in the impaired loan totals are $10.4 million of TDR loans.

Note 6 of the accompanying financial statements provides additional information on the composition of the impaired loans, including the allowance for loan loss that has been established for impaired loans and new TDR loans during the year.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM or worse, and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2019 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan.  Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans, but are added to the general allocation pool.  The balance of impaired loans increased slightly in 2019 and there was no specific reserve established for any of these loans.  Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral:  residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (commercial non-real estate), and consumer.  Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties.   The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment.    The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors:  economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for five risk levels ranging from minimal risk to very high risk and is determined independently for commercial loans, residential mortgage loans and consumer loans. The unallocated component is maintained to cover uncertainties and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2019.

Table 13. Allowance for Loan Losses by Segment

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &			Commercial
	First Liens	Lines of Credit		Construction	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2018	$491	$133		$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(52)	(12)		(123)	(564)	(93)	(125)	—	(969)
Recoveries	5	1		—	72	170	35	—	283
Provision	(28)	(3)	0	199	816	(773)	104	(78)	237
Allowance at December 31, 2019	$416	$119		$184	$6,022	$3,815	$84	$1,326	$11,966

Allowance established for loans evaluated:
Individually	$—	$—		$—	$—	$—	$—	$—	$—
Collectively	416	119		184	6,022	3,815	84	1,326	11,966
Allowance at December 31, 2019	$416	$119		$184	$6,022	$3,815	$84	$1,326	$11,966

Loans evaluated for allowance:
Individually	$659	$—		$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597		12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597		$13,323	$494,262	$230,007	$6,440	$—	$934,575

The following table shows the allocation of the allowance for loan losses as of December 31 for 2019 and 2018:

Table 14. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2019		2018
		% of		% of
	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$416	3	$491	4
Junior liens and lines of credit	119	1	133	1
Total	535	4	624	5
Residential real estate construction	184	2	108	1
Commercial real estate	6,022	50	5,698	46
Commercial	3,815	32	4,511	36
Consumer	84	1	70	1
Unallocated	1,326	11	1,404	11
Total	$11,966	100	$12,415	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans to total gross loans as of December 31 for 2019 and 2018:

	2019	2018
Residential real estate 1-4 family
First liens	15%	15%
Junior liens and lines of credit	5%	5%
Total	20%	20%
Residential real estate construction	1%	1%
Commercial real estate	53%	50%
Commercial	25%	28%
Consumer	1%	1%
Total	100%	100%

The following table presents details on activity in the ALL as well as key ratios at December 31:

Table 15. Historical Allowance for Loan Losses

(Dollars in thousands)	2019	2018

Balance at beginning of year	$12,415	$11,792
Charge-offs:
Residential real estate 1-4 family
First liens	(52)	—
Junior liens and lines of credit	(12)	—
Total	(64)	—
Residential real estate construction	(123)	—
Commercial real estate	(564)	—
Commercial	(93)	(9,482)
Consumer	(125)	(107)
Total charge-offs	(969)	(9,589)

Recoveries:
Residential real estate 1-4 family
First liens	5	2
Junior liens and lines of credit	1	8
Total	6	10
Residential real estate construction	—	—
Commercial real estate	72	60
Commercial	170	157
Consumer	35	31
Total recoveries	283	258
Net (charge-offs) recoveries	(686)	(9,331)
Provision for loan losses	237	9,954
Balance at end of year	$11,966	$12,415

Ratios:
Net charge-offs (recoveries)/average loans	0.07%	0.97%
Net charge-offs (recoveries)/provision for loan losses	289.45%	93.74%
ALL as a percentage of loans	1.28%	1.28%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.   However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350.   Goodwill was tested for impairment as of August 31, 2019. The 2019 impairment test was conducted using a qualitative assessment method.  The qualitative assessment included: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums.  Based upon this qualitative assessment, Management determined the Bank’s goodwill was not impaired. The 2018 impairment test was also conducted using the qualitative assessment method.  At December 31, 2019, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds.  The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 16 shows a comparison of the major deposit categories over a five-year period at December 31, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a three year period.

Table 16. Deposits

(Dollars in thousands)	2019		2018		2017
		%		%
	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$192,108	(2.7)	$197,417	0.3	$196,853
Interest-bearing checking	331,886	8.6	305,661	8.8	280,944
Money management	429,199	(1.7)	436,752	5.2	415,045
Savings	82,851	2.0	81,206	3.0	78,868
Time deposits	89,348	45.1	61,593	(18.4)	75,471
Total	$1,125,392	3.9	$1,082,629	3.4	$1,047,181

Noninterest-bearing checking:  This category decreased year over year, primarily in commercial accounts, while the average balance increased by $6.5 million for the year. As a noninterest bearing account, these deposits contribute approximately 17 basis points to the net interest margin.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts increased year over year.  Commercial and municipal accounts were growth leaders in this product during 2019.

Money management:  The year over year balance decreased $7.6 million, in both retail and commercial accounts; however, the average balance increased $7.8 million compared to the 2018 average balance. The cost of this product increased during the year as market rates increased.

Savings:  Savings accounts increased slightly  during the year and represents the eleventh consecutive year of growth, mostly due to growth in IRA accounts in 2019.  The cost of this product increased during the year as market rates increased.

Time deposits:    Time deposits increased in 2019,  as customers took advantage of higher rates on CD specials.  Time deposits greater than $100 thousand increased to $20.4 million.

Reciprocal deposits:  At year-end 2019, the Bank had $159.5 million placed in the ICS program ($114.9 million in interest-bearing checking and $44.6 million in money management) and $3.2 million of time deposits placed into the CDARS program.  These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank.  The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit.

Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits.  At December 31, 2019, the Bank’s reciprocal deposits were 14.2% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts.  This competition is not expected to lessen in the future.

Table 17. Time Deposits of $100,000 or More

(Dollars in thousands)	2019
Maturity distribution:
Within three months	$13,045
Over three through six months	4,240
Over six through twelve months	10,698
Over twelve months	8,191
Total	$36,174

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank.  These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2019 was $378.9 million with $378.9 million available to borrow.

Table 18. Short-Term Borrowings

(Dollars in thousands)	2019		2018		2017
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$—	$—	$—	$—	$—	$—
Average balance	1,335	—	1,069	—	1,894	—
Maximum month-end balance	4,500	—	—	—	13,000	—
Weighted-average interest rate	2.60%	—	2.25%	—	0.83%	—

Long-term Debt:  The Bank had no long-term debt outstanding during 2019, 2018 or 2017.

Shareholders’ Equity:

Shareholders’ equity increased by $9.1 million to $127.5 million at December 31, 2019. The increase was the result of 2019 net income of $16.1 million, offset by $5.1 million in dividends ($1.17 per share) during 2019.  The dividend payout ratio was 31.7% compared to 75.1% in 2018.

The Board of Directors frequently authorizes the repurchase of the Corporation’s $1.00 par value common stock. Information regarding stock repurchase plans in place during the year are included in Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Additional information on Shareholders’ Equity is reported in Note 19 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.3 million to capital during 2019. This total was comprised of $823 thousand from the reinvestment of quarterly dividends and $493 thousand of optional cash contributions.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% for 2019 and thereafter was added. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement.  The Bank’s capital conservation buffer at December 31, 2019 was 7.87% (total risk-based capital 15.87% less 8.00%) compared to the 2019 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions.  As of December 31, 2019, the Bank was “well capitalized’ under the Basel III requirements.  The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO).   If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the Basel III risk-based capital rule.   The CBLR rule takes effect January 1, 2020 and banks desiring to opt-in can do so through an election in the first quarter 2020 regulatory filings.  The Bank meets the criteria of a QCBO but expects not to opt-in to the CBLR.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules, but may file reports that include capital amounts and ratios.  The Corporation has elected to file those reports.

The following table presents capital ratios for the Corporation at December 31:

Table 19. Capital Ratios

	2019		2018		2017
	Corporation	Bank	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	14.82%	14.62%	13.96%	13.80%	14.06%	13.93%
Total risk-based capital ratio	16.08%	15.87%	15.21%	15.06%	15.31%	15.19%
Tier 1 risk-based capital ratio	14.82%	14.62%	13.96%	13.80%	14.06%	13.93%
Tier 1 leverage ratio	9.72%	9.59%	9.78%	9.68%	9.73%	9.64%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA.  This area is diverse in demographic and economic makeup.  County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area has remained steady in 2019 and ranges from a low of 3.0% in Cumberland County to high of 5.3% in Fulton County.  The market area has a diverse economic base and local industries include, warehousing, truck & rail shipping centers, light and heavy manufacturers, health-care, higher education institutions, farming and agriculture, and a varied service sector.  The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.  The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2019	2018
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.5% - 5.3%	3.0% - 4.5%
Pennsylvania	4.3%	4.0%
United States	3.3%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	4.7%	3.6%
United States	4.6%	6.6%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	-3.6%	15.9%
Multifamily, estimated	4.0%	136.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates.  As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy.  In mid-2019, as risks tilted to the downside for the US economy with trade war risks on the rise, the FOMC responded with three consecutive 25 bps rate cuts from 2.25-2.50% to 1.50-1.75%.  In early 2020, it appeared as if the FOMC was likely to keep interest rates unchanged through 2020. However, in early March 2020, the economic outlook changed dramatically due to multiple events, including:  the COVID-19 virus, possible supply chain disruption, an increasing risk of recession, and in some cases, fear of the unknown.  As a result, the equity market fell, the 10-year Treasury hit historic lows, and the threat of an oil price war emerged.  On March 3, 2020, the FOMC, in a non-scheduled meeting announcement, reduced the Fed Funds rate by 50 basis points.  Market estimates are now for additional cuts at the March and April 2020 FOMC meetings. Any economic outlook for 2020 is now filled with uncertainty. The Bank is reviewing actions it may take in response to these changes and in the event the market turmoil remains for an extended period.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit.  All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $102.5 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2019 was $378.9 million with $378.9 million available to borrow. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow.  If either of these events were to occur, it would have a negative effect on the Bank and it is unlikely that the Bank could replace the level of FHLB funding in a short time.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $16 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit.  Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Unused commitments and standby letters of credit totaled $326.2 million and $26.4 million, respectively, at December 31, 2019, compared to $271.7 million and $25.4 million, respectively, at December 31, 2018.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 and which remains at December 31, 2019. In February 2020, the Bank was notified that one letter of credit for $250 thousand was cancelled.  This amount was reversed from the liability and an offsetting amount recorded in Other income. See Note 20 of the accompanying consolidated financial statements for more information on commitments and contingencies.

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

The Corporation uses several tools to measure and evaluate interest rate risk.  One tool is interest rate sensitivity or gap analysis.  Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income.  Table 20 presents a gap analysis of the Corporation’s balance sheet at December 31, 2019. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result.  At December 31, 2019, the Corporation’s cumulative gap position at one year was negative.  However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions.  In addition, many of the liabilities are reported in Table 20 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis.  Consequently, gap analysis is not a good indicator of future earnings.

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

Table 21 presents the results of three different rate change scenarios and measures the change in net interest income against a base  (unchanged) scenario over one year.  As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario, but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.  Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2019.

Table 20. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$70,240	$1,999	$2,249	$2,750	$—	$77,238
Investment securities and restricted stock	12,067	10,096	11,989	44,328	109,858	188,338
Loans	260,636	43,315	134,248	410,654	85,722	934,575
Total interest-earning assets	342,943	55,410	148,486	457,732	195,580	1,200,151

Interest-bearing liabilities:
Interest-bearing checking	331,886	—	—	—	—	331,886
Money market deposit accounts	429,199	—	—	—	—	429,199
Savings	82,851	—	—	—	—	82,851
Time	28,389	13,613	20,273	25,666	1,407	89,348
Total interest-bearing liabilities	$872,325	$13,613	$20,273	$25,666	$1,407	$933,284

Interest rate gap	$(529,382)	$41,797	$128,213	$432,066	$194,173	$266,867
Cumulative interest rate gap	$(529,382)	$(487,585)	$(359,372)	$72,694	$266,867

Table 21. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$47,108	12.3%	$207,190	7.6%
+300	$45,852	9.3%	$205,020	6.5%
+200	$44,581	6.3%	$202,764	5.3%
+100	$43,275	3.2%	$200,004	3.9%
unchanged	$41,935	—	$192,476	—
(100)	$40,038	(4.5)%	$171,836	(10.7)%
(200)	$38,247	(8.8)%	$156,636	(18.6)%

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Franklin Financial Services Corporation (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 13, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Franklin Financial Services Corporation (the “Corporation”) and subsidiaries as of December 31, 2018, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the  year  ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation's auditor from 2013 to 2019.

Philadelphia, Pennsylvania

March 18, 2019

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2019	2018
Assets
Cash and due from banks	$15,336	$16,957
Short-term interest-bearing deposits in other banks	68,492	36,000
Total cash and cash equivalents	83,828	52,957
Long-term interest-bearing deposits in other banks	8,746	—
Debt securities available for sale, at fair value	187,433	131,472
Equity securities	440	374
Restricted stock	465	452
Loans held for sale	2,040	118
Loans	934,575	973,375
Allowance for loan losses	(11,966)	(12,415)
Net Loans	922,609	960,960
Premises and equipment, net	13,851	13,521
Right of use asset	5,126	—
Bank owned life insurance	23,748	23,496
Goodwill	9,016	9,016
Other real estate owned	—	2,684
Deferred tax asset, net	4,003	5,992
Other assets	7,852	8,545
Total assets	$1,269,157	$1,209,587

Liabilities
Deposits
Non-interest bearing checking	$192,108	$197,417
Money management, savings and interest checking	843,936	823,619
Time	89,348	61,593
Total deposits	1,125,392	1,082,629
Lease Liability	5,161	—
Other liabilities	11,076	8,562
Total liabilities	1,141,629	1,091,191

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,709,849 shares issued and 4,352,753 shares outstanding at December 31, 2019 and
4,701,367 shares issued and 4,408,761 shares outstanding at December 31, 2018	4,710	4,701
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,268	41,530
Retained earnings	94,946	83,946
Accumulated other comprehensive loss	(5,986)	(6,380)
Treasury stock, 357,096 shares at December 31, 2019 and 292,606 shares at
December 31, 2018, at cost	(8,410)	(5,401)
Total shareholders' equity	127,528	118,396
Total liabilities and shareholders' equity	$1,269,157	$1,209,587

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2019	2018
Interest income
Loans, including fees	$43,885	$41,095
Interest and dividends on investments:
Taxable interest	2,724	2,087
Tax exempt interest	1,002	1,173
Dividend income	26	24
Deposits and obligations of other banks	1,598	489
Total interest income	49,235	44,868
Interest expense
Deposits	7,077	4,190
Short-term borrowings	36	24
Total interest expense	7,113	4,214
Net interest income	42,122	40,654
Provision for loan losses	237	9,954
Net interest income after provision for loan losses	41,885	30,700
Noninterest income
Investment and trust services fees	6,141	5,669
Loan service charges	961	882
Deposit service charges and fees	2,419	2,310
Other service charges and fees	1,519	1,409
Debit card income	1,791	1,653
Increase in cash surrender value of life insurance	509	515
Other real estate owned gains (losses), net	326	(5)
Net gains on sales of debt securities	256	56
Change in fair value of equity securities	66	9
Other	1,436	131
Total noninterest income	15,424	12,629
Noninterest Expense
Salaries and employee benefits	22,143	20,048
Net occupancy	3,402	3,206
Marketing and advertising	1,756	1,556
Legal and professional	1,774	1,567
Data processing	2,994	2,510
Pennsylvania bank shares tax	982	951
FDIC Insurance	104	600
ATM/debit card processing	1,026	999
Telecommunications	426	433
Provision for credit losses on off-balance sheet exposures	—	2,361
Other	3,707	3,138
Total noninterest expense	38,314	37,369
Income before federal income taxes	18,995	5,960
Federal income tax expense (benefit)	2,880	(165)
Net income	$16,115	$6,125
Per share
Basic earnings per share	$3.68	$1.40
Diluted earnings per share	$3.67	$1.39

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2019	2018
Net Income	$16,115	$6,125

Debt Securities
Unrealized gains (losses) arising during the period	1,591	(998)
Reclassification adjustment for gains included in net income (1) (2)	(256)	(56)
Net unrealized gains (losses)	1,335	(1,054)
Tax effect	(280)	264
Net of tax amount	1,055	(790)

Pension
Change in plan assets and benefit obligations	(1,388)	104
Reclassification for net actuarial losses included in net income (3)	552	705
Net unrealized (losses) gains	(836)	809
Tax effect	175	(170)
Net of tax amount	(661)	639

Total other comprehensive income (loss)	394	(151)

Total Comprehensive Income	$16,509	$5,974

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of $54 and $12 to Federal income tax expense (benefit)
(3) Net of the reclassification of ($116) and ($148) to Federal income tax expense (benefit)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2019 and 2018:

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2017	$4,689	40,396	82,218	(6,028)	(6,131)	115,144

Cumulative adjustment for fair value of equity securities	—	—	201	(201)	—	—
Net income	—	—	6,125	—	—	6,125
Other comprehensive loss	—	—	—	(151)	—	(151)
Cash dividends declared, $1.05 per share	—	—	(4,598)	—	—	(4,598)
Acquisition of 2,605 shares of treasury stock	—	—	—	—	(88)	(88)
Treasury shares issued under employee stock purchase plan, 3,257 shares	—	38	—	—	60	98
Treasury shares issued under dividend reinvestment plan, 41,053 shares	—	659	—	—	758	1,417
Incentive stock options exercised, 12,268 shares	12	252	—	—	—	264
Stock option compensation expense	—	185	—	—	—	185
Balance at December 31, 2018	4,701	41,530	83,946	(6,380)	(5,401)	118,396

Net income	—	—	16,115	—	—	16,115
Other comprehensive loss	—	—	—	394	—	394
Cash dividends declared, $1.17 per share	—	—	(5,115)	—	—	(5,115)
Acquisition of 103,688 shares of treasury stock	—	—	—	—	(3,846)	(3,846)
Treasury shares issued under employee stock purchase plan, 2,270 shares	—	27	—	—	47	74
Treasury shares issued under dividend reinvestment plan, 36,928 shares	—	526	—	—	790	1,316
Incentive stock options exercised, 8,482 shares	9	185	—	—	—	194
Balance at December 31, 2019	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$16,115	$6,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,370	1,330
Net amortization of loans and investment securities	1,237	1,708
Provision for loan losses	237	9,954
Change in fair value of equity securities	(66)	(9)
Debt securities gains, net	(256)	(56)
Payout of legal settlement	—	(10,000)
Provision for credit losses on off-balance sheet exposures	—	2,361
Loans originated for sale	(30,692)	(21,633)
Proceeds from sale of loans	28,770	21,957
Write-down on premise and equipment	—	17
Gain on sale of premise and equipment	(597)	—
Write-down of other real estate owned	6	6
Net (gain) loss on sale or disposal of other real estate/other repossessed assets	(326)	5
Increase in cash surrender value of life insurance	(509)	(515)
Gain from surrender of life insurance policy	(188)	—
Stock option compensation	—	185
Contribution to pension plan	—	(1,000)
Decrease (increase) in other assets	1,089	(957)
Increase (decrease) in other liabilities	892	(175)
Deferred tax benefit	1,884	(1)
Net cash provided by operating activities	18,966	9,302
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(8,746)	—
Proceeds from sales and calls of investment securities available for sale	18,781	4,171
Proceeds from maturities and pay-downs of securities available for sale	30,743	18,665
Purchase of investment securities available for sale	(104,829)	(30,175)
Net (increase) decrease in restricted stock	(13)	4
Net decrease (increase) in loans	38,105	(39,083)
Acquisition of other real estate owned	—	(105)
Proceeds from sale of other real estate/other repossessed assets	3,065	79
Proceeds from surrender of life insurance policy	444	—
Proceeds from the sale of other assets	623	117
Capital expenditures	(1,654)	(1,162)
Net cash used in investing activities	(23,481)	(47,489)
Cash flows from financing activities
Net increase in deposits	15,008	49,326
Net increase (decrease) in time deposits	27,755	(13,878)
Dividends paid	(5,115)	(4,598)
Purchase of Treasury shares	(3,846)	(88)
Cash received from option exercises	268	362
Common stock issued under dividend reinvestment plan	1,316	1,417
Net cash provided by financing activities	35,386	32,541
Increase (decrease) in cash and cash equivalents	30,871	(5,646)
Cash and cash equivalents as of January 1	52,957	58,603
Cash and cash equivalents as of December 31	$83,828	$52,957
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$6,870	$4,170
Income taxes	$250	$250
Noncash Activities:
Loans transferred to Other Real Estate	$80	$71
Lease liabilities arising from obtaining right-of-use assets	$43	$—

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

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Statement of Cash Flows – For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, interest-bearing deposits in other banks and cash items with maturities less than 90 days.

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2019 and 2018, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity.  The related unrealized holding gains and losses are reported as other comprehensive income or loss, net of tax, until realized.  Declines in the fair value of held-to-maturity and available-for-sale debt securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Effective January 1, 2018, equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Bank held $465 thousand of restricted stock at the end of 2019. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of

FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.  As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations.  There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2019.

Financial Derivatives - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Corporation records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Corporation may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Corporation elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.  At December 31, 2019, there were no derivatives subject to a netting agreement.

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Corporation will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Corporation adopted the standard in 2019 with no impact to its financial position upon transition.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis).  All sales are made without recourse.  Loans held for sale at December 31, 2019 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions,  diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

The Corporation’s allowance for probable incurred loan losses consists of four elements: (1) specific valuation allowances established for probable losses on specific loans, (2) historical (quantitative) valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, (3) qualitative valuation to reflect the impact general economic conditions and other risk factors both internal and external to the Corporation and (4) an unallocated component. An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable incurred loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. This estimate, if changed only several basis points, could vary by several hundred thousand dollars.  Therefore, management believes some level of unallocated allowance should be maintained to account for this imprecision.  In addition, management believes an unallocated component is necessary due to the increased risk of higher charge-off amounts from purchased participation loans then from similar bank originated portfolio loans since the bank has limited control of the borrower relationship.

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

Goodwill  – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.  However, goodwill is tested for impairment at least annually, as of August 31, in accordance with ASC Topic 350. ASC Topic 350 allows for a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment which the Corporation used as of August 31, 2019. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. ASC Topic 350 requires the use of the “step-one” test if the qualitative assessment is not used. The step-one test is more quantitative than the qualitative test, but still requires numerous assumptions. The assumptions that may be used in the step-one test may include, but are not limited to: a dividend analysis, comparable sale transactions, and change of control premium estimates.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements.  The fair value of trust assets under management (including assets held at third party brokers) at December 31, 2019 was $918.9 million and $807.0 million at the prior year-end.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded.  The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2019 or 2018.

Stock-Based Compensation – The Corporation accounts for stock-based compensation in accordance with the ASC Topic 718, “Stock Compensation.”  ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued and forfeitures are accounted for as they occur.  Compensation cost is recognized over the period that an employee provides services in exchange for the award.  Compensation expense was $0 in 2019 and  $185 thousand in 2018.   The Corporation does not allow the employee to use shares to satisfy employer income tax withholding obligations.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2019	2018
Weighted average shares outstanding (basic)	4,375	4,382
Impact of common stock equivalents	21	22
Weighted average shares outstanding (diluted)	4,396	4,404
Anti-dilutive options excluded from calculation	10	—
Net income	$16,115	$6,125
Basic earnings per share	$3.68	$1.40
Diluted earnings per share	$3.67	$1.39

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

Comprehensive Income – Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income and includes net income and unrealized gains or losses, net of tax, on investment securities, fair value of financial instruments, reclassifications and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

Reclassification – Certain prior period amounts may have been reclassified to conform to the current year presentation.  Such reclassifications did not affect reported net income.

Recent Accounting Pronouncements:

ASU 2016-02, Leases (Topic 842) and all subsequently issued amendments
Description

In February 2016, the FASB issued ASU 2016-02, "Leases (Subtopic 842)."  This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the lease commencement date.  Lessor accounting remains largely unchanged under the new guidance.  FASB subsequently issued various amendments that provided implementation guidance designed to provide entities with relief from the costs of implementing certain aspects of the new standard.  From the lessee's perspective, the new standard requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees.  ASU 2016-02 and all subsequent amendments were effective for fiscal years, including interim periods, beginning after December 15, 2018.

Effective Date	January 1, 2019
Effect on the Consolidated Financial Statements

The Corporation adopted ASU 2016-02, "Leases (Topic 842)" and all subsequent amendments on January 1, 2019 using the modified retrospective approach, and it did not have a material effect on its consolidated results of operations.  Adoption of the new standard resulted in the recognition of a lease liability and a right-of-use asset of $6.2 million without a cumulative effect adjustment to retained earnings.  The Corporation did not restate any prior period results.  The Corporation adopted the package of practical expedients offering in ASU 2016-02 and therefore, existing lease classifications were not reassessed for a lease, and the initial direct costs for any existing leases were not reassessed.  In addition to the package of practical expedients, the Corporation also utilized other practical expedients offered: (1) the hindsight expedient which allows entities to use hindsight to determine the lease term was not adopted, (2) leases, for all underlying asset classes, with a term less than 12 months and no purchase option were excluded, (3) the option to not separate lease and non-lease components and account for them as a single component was adopted for real estate leases, and (4) the option to not apply lease accounting to existing land easements was adopted.

ASU 2018-13, Disclosure Framework (Topic 820)
Description

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

Effective Date	January 1, 2019
Effect on the Consolidated Financial Statements	The Corporation adopted the standard on January 1, 2019 and it did not have a material effect on its consolidated results of operations.

ASU 2018-15, Accounting for Implementation Costs in a Cloud Computing Arrangement (Topic 350)
Description

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

Effective Date	January 1, 2020
Effect on the Consolidated Financial Statements	The Corporation adopted the standard on January 1, 2019 and it did not have a material effect on its consolidated results of operations.

ASU 2017-04, Goodwill (Topic 350)
Description

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

Effective Date	January 1, 2020
Effect on the Consolidated Financial Statements

The Corporation early adopted the ASU in the fourth quarter of 2018 with the completion of the 2018 impairment analysis.  The ASU did not have a material effect on the consolidated financial statements.

ASU 2018-14, Disclosure Framework (Topic 715): Changes to the Disclosure Requirements for Defined Benefit Plans
Description

This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted.

Effective Date	January 1, 2020
Effect on the Consolidated Financial Statements

The Corporation will adopt the provisions of the ASU on January 1, 2020.  As the ASU only revises disclosure requirements, it is not expected to have a material effect on the consolidated financial statements.

Recently issued but not yet effective accounting standards

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Description

This standard requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.  The ASU replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above.

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation.  The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements.  A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started.  The Corporation expects to be able to run the CECL model in test mode in 2020.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326):Targeted Transition Relief
Description

This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10.  The fair value option election does not apply to held-to-maturity debt securities.  Entities are required to make this election on an instrument-by-instrument basis.  ASU 2019-05 has the same effective date as ASU 2016-13.  On October 16,2019, FASB approved its August 2019 proposal to grant certain small public companies a delay in the effective date of ASU 2016-13.  For the Corporation, the delay makes the ASU effective January 2023.  Since the Corporation currently meets the SEC definition of a small reporting company, the delay will be application to the Corporation.  Early adoption is permitted.

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation will continue to review the ASU as part of its adoption of ASU 2016-13.

Note 2.  Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $103.8 million at December 31, 2019.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Although not adopted in regulation form, the Pennsylvania Department of

Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC.  Management believes, as of December 31, 2019, that the Bank met all capital adequacy requirements to which it is subject.

The Bank is subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions).  Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%.  The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% for 2019 and thereafter was added. The capital conservation buffer is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement.  The Bank’s capital conservation buffer at December 31, 2019 was 7.87% (total risk-based capital 15.87% less 8.00%) compared to the 2019 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions.  As of December 31, 2019, the Bank was “well capitalized’ under the Basel III. The net unrealized gain or loss on available for sale securities and defined benefit pension items are not included in computing regulatory capital.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO).   If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the Basel III risk-based capital rule.   The CBLR rule takes effect January 1, 2020 and banks desiring to opt-in can do so through an election in the first quarter 2020 regulatory filings.  The Bank meets the criteria of a QCBO but expects not to opt-in to the CBLR.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules, but may file reports that include capital amounts and ratios.  The Corporation has elected to file those reports.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2019
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$124,498	14.82%	$37,808	N/A	N/A	N/A
Bank	122,974	14.62%	37,859	4.50%	$54,682	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$124,498	14.82%	$50,410	N/A	N/A	N/A
Bank	122,974	14.62%	50,479	6.00%	$67,305	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$135,061	16.08%	$67,214	N/A	N/A	N/A
Bank	133,537	15.87%	67,305	8.00%	$84,131	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$124,498	9.72%	$51,216	N/A	N/A	N/A
Bank	122,974	9.59%	51,285	4.00%	$64,107	5.00%

	As of December 31, 2018
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$115,760	13.96%	$37,328	4.50%	N/A	N/A
Bank	115,326	13.80%	37,605	4.50%	$54,319	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$115,760	13.96%	$49,771	6.00%	N/A	N/A
Bank	115,326	13.80%	50,140	6.00%	$66,854	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$126,129	15.21%	$66,361	8.00%	N/A	N/A
Bank	125,825	15.06%	66,854	8.00%	$83,567	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$115,760	9.78%	$47,323	4.00%	N/A	N/A
Bank	115,326	9.68%	47,675	4.00%	$59,593	5.00%

(1)

Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank.  Deposit reserves that the Bank was required to hold were approximately $10.1 million and $9.1 million at December 31, 2019 and 2018, respectively and were satisfied by the Bank’s vault cash and balances held at the Federal Reserve.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2019 and 2018 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$8,418	$30	$(20)	$8,428
Municipal securities	90,865	1,418	(997)	91,286
Trust preferred securities	4,097	—	(130)	3,967
Agency mortgage-backed securities	58,503	435	(234)	58,704
Private-label mortgage-backed securities	398	31	—	429
Asset-backed securities	24,918	6	(305)	24,619
Total	$187,199	$1,920	$(1,686)	$187,433

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value
U.S. Government and Agency securities	$9,120	$21	$(65)	$9,076
Municipal securities	67,811	320	(484)	67,647
Trust preferred securities	4,074	—	(316)	3,758
Agency mortgage-backed securities	45,241	65	(648)	44,658
Private-label mortgage-backed securities	457	31	—	488
Asset-backed securities	5,869	—	(24)	5,845
Total	$132,572	$437	$(1,537)	$131,472

At December 31, 2019 and 2018, the fair value of investment securities pledged to secure public funds and trust deposits totaled $107.1 million and $84.6 million, respectively. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$16,599	$16,660
Due after one year through five years	29,643	29,723
Due after five years through ten years	51,454	52,026
Due after ten years	30,602	29,891
	128,298	128,300
Mortgage-backed securities	58,901	59,133
Total	$187,199	$187,433

The composition of the net realized securities gains for the years ended December 31 is as follows:

(Dollars in thousands)	2019	2018
Proceeds	$18,781	$4,115

Gross gains realized	285	67
Gross losses realized	(29)	(11)
Net gains realized	$256	$56

Tax (provision) benefit on net gains (losses) realized	$54	$12

The 2019 and 2018 gains were generated by the sale of and calls on bonds.

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2019 and 2018. For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment.  In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2019, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

	December 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,071	$(6)	2	$5,175	$(59)	14	$7,246	$(65)	16
Municipal securities	5,832	(12)	10	25,091	(472)	42	30,923	(484)	52
Trust preferred securities	2,008	(159)	3	1,750	(157)	2	3,758	(316)	5
Agency mortgage-backed securities	7,687	(46)	16	30,511	(602)	74	38,198	(648)	90
Asset-backed securities	5,826	(22)	6	19	(2)	2	5,845	(24)	8
Total temporarily impaired securities	$23,424	$(245)	37	$62,546	$(1,292)	134	$85,970	$(1,537)	171

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2019

(Dollars in thousands)	Twelve Months Ended
	2019	2018
Balance of cumulative credit-related OTTI at January 1	$272	$595
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	(323)
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at December 31	$272	$272

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value.  At December 31, 2019, this investment was reported at fair value ($440 thousand) with changes in value reported through income.

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

Commercial

Commercial loans are made for various business purposes to finance equipment, inventory, accounts receivables, and operating liquidity.  These loans are generally secured by business assets or equipment, non-real estate collateral and/or personal guarantees.

Commercial loans present a higher level of credit risk than other loans because repayment ability is usually dependent on cash-flow from a business operation that can be affected by general economic conditions.  On most Commercial loans ongoing monitoring of cash flow and other financial performance indictors at least annually through financial statement analysis.  In the event of a default, collateral for these loans may be more difficult to liquidate, and the valuation of the collateral may decline more quickly than loans secured by other types of collateral.

Loans to governmental municipalities are also included in the Commercial class.  These loans generally have less risk than Commercial loans due to the taxing authority of the municipality and its ability to assess fees on services.

Consumer

These loans are made for a variety of reasons to consumers and include term loans and personal lines-of credit. The loans may be secured or unsecured. Repayment is primarily dependent on the income of the borrower and to a lesser extent the sale of collateral.  The underwriting of these loans is based on the consumer’s ability and willingness to repay and is determined by the borrower’s employment history, current financial condition and credit background. Collateral for these loans, if any, usually depreciates quickly and therefore, may not be adequate to repay the loan if it is repossessed. Therefore, the overall health of the economy, including unemployment rates and wages, will have an effect on the credit quality in this loan class.

A summary of loans outstanding, by primary collateral, at December 31 is as follows:

(Dollars in thousands)	2019	2018
Residential Real Estate 1-4 Family
Consumer first liens	$85,319	$89,673
Commercial first lien	57,627	59,227
Total first liens	142,946	148,900

Consumer junior liens and lines of credit	42,715	42,504
Commercial junior liens and lines of credit	4,882	4,716
Total junior liens and lines of credit	47,597	47,220
Total residential real estate 1-4 family	190,543	196,120

Residential real estate - construction
Consumer	4,107	1,667
Commercial	9,216	8,558
Total residential real estate construction	13,323	10,225

Commercial real estate	494,262	487,980
Commercial	230,007	274,054
Total commercial	724,269	762,034

Consumer	6,440	4,996
	934,575	973,375
Less: Allowance for loan losses	(11,966)	(12,415)
Net Loans	$922,609	$960,960

Included in the loan balances are the following:
Net unamortized deferred loan costs	$178	$123

Loans pledged as collateral for borrowings and commitments from:
FHLB	$764,340	$772,564
Federal Reserve Bank	32,155	34,160
Total	$796,495	$806,724

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2019	2018
Balance at beginning of year	$20,489	$22,123
New loans made	557	1,461
Repayments	(10,725)	(3,095)
Balance at end of year	$10,321	$20,489

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are nonaccrual or 90 days or more past due and still accruing.  Loans rated 1 – 4 are considered pass credits. Loans that are rated 5 are pass credits, but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-OAEM or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard.   The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt.

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2019 and 2018

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2019
Residential Real Estate 1-4 Family
First liens	$142,847	$—	$99	$—	$142,946
Junior liens and lines of credit	47,520	—	77	—	47,597
Total	190,367	—	176	—	190,543
Residential real estate - construction	12,800	—	523	—	13,323
Commercial real estate	483,878	5,875	4,509	—	494,262
Commercial	229,465	4	538	—	230,007
Consumer	6,440	—	—	—	6,440
Total	$922,950	$5,879	$5,746	$—	$934,575

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,453	$—	$447	$—	$148,900
Junior liens and lines of credit	47,171	—	49	—	47,220
Total	195,624	—	496	—	196,120
Residential real estate - construction	9,572	—	653	—	10,225
Commercial real estate	479,969	660	7,351	—	487,980
Commercial	272,959	—	1,095	—	274,054
Consumer	4,991	—	5	—	4,996
Total	$963,115	$660	$9,600	$—	$973,375

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2019 and 2018

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2019
Residential Real Estate 1-4 Family
First liens	$141,843	$646	$358	$31	$1,035	$68	$142,946
Junior liens and lines of credit	47,420	70	30	46	146	31	47,597
Total	189,263	716	388	77	1,181	99	190,543
Residential real estate - construction	12,800	—	—	—	—	523	13,323
Commercial real estate	490,114	813	326	—	1,139	3,009	494,262
Commercial	229,659	31	120	—	151	197	230,007
Consumer	6,397	25	18	—	43	—	6,440
Total	$928,233	$1,585	$852	$77	$2,514	$3,828	$934,575

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$148,183	$322	$202	$113	$637	$80	$148,900
Junior liens and lines of credit	47,040	131	—	26	157	23	47,220
Total	195,223	453	202	139	794	103	196,120
Residential real estate - construction	9,572	—	198	—	198	455	10,225
Commercial real estate	481,774	1,343	3,323	113	4,779	1,427	487,980
Commercial	273,534	65	40	100	205	315	274,054
Consumer	4,933	46	12	5	63	—	4,996
Total	$965,036	$1,907	$3,775	$357	$6,039	$2,300	$973,375

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection.  Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses.  Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss.  Commercial loans are charge-off immediately upon identification of a loss.  If a loan (commercial or mortgage) is collateral dependent (repayment provided solely by the collateral), the value of the collateral is determined and a partial charge-off may be recorded.  Consumer loans are charged-off no later than 180 days past due. At December 31, 2019, the Bank had $41 thousand of residential properties in the process of foreclosure compared to $129 thousand at the end of 2018.

Interest not recognized on nonaccrual loans was $304 thousand and $108 thousand for the years ended December 31, 2019 and 2018, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings.  A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.  Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans, but are added to the general allocation pool.  Impaired loans totaled $12.2 million at December 31, 2019 compared to $11.9 million at December 31, 2018.

The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2019	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$659	$659	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	659	—	—	—
Residential real estate - construction	523	729	—	—	—
Commercial real estate	10,994	12,096	—	—	—
Commercial	—	—	—	—	—
Total	$12,176	$13,484	$—	$—	$—

December 31, 2018
Residential Real Estate 1-4 Family
First liens	$871	$958	$—	$—	$—
Junior liens and lines of credit	49	49	—	—	—
Total	920	1,007	—	—	—
Residential real estate - construction	455	531	—	—	—
Commercial real estate	10,236	10,808	—	—	—
Commercial	315	9,763	—	—	—
Total	$11,926	$22,109	$—	$—	$—

	Twelve Months Ended
	December 31, 2019		December 31, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$668	$39	$914	$45
Junior liens and lines of credit	—	—	85	1
Total	668	39	999	46
Residential real estate - construction	619	—	462	—
Commercial real estate	13,319	397	10,809	417
Commercial	—	—	4,329	—
Total	$14,606	$436	$16,599	$463

A loan is considered a troubled debt restructuring (TDR) if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the interest rate, extending the maturity, reamortization of payment, or a combination of multiple concessions.  The Bank reviews all loans rated 6-OAEM or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR.  If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. The cash basis income recognized is the same as the accrual basis income.

The following table presents TDR loans as of December 31, 2019 and 2018:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				on Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2019
Residential real estate - construction	1	$444	$444	$—	—	$—
Residential real estate	4	659	659	—	—	—
Commercial real estate	11	9,343	9,343	—	—	—
Total	16	$10,446	$10,446	$—	—	$—

December 31, 2018
Residential real estate - construction	1	$455	$—	$455	—	$—
Residential real estate	4	678	678	—	—	—
Commercial real estate	11	10,099	8,809	1,290	—	—
Total	16	$11,232	$9,487	$1,745	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during the years ended December 31, 2019 and 2018.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required.  Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2019 is adequate.

The following table shows the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2019 and 2018.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2017	$1,060	$330	$224	$6,526	$2,110	$105	$1,437	$11,792
Charge-offs	—	—	—	—	(9,482)	(107)	—	(9,589)
Recoveries	2	8	—	60	157	31	—	258
Provision	(571)	(205)	(116)	(888)	11,726	41	(33)	9,954
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(52)	(12)	(123)	(564)	(93)	(125)	—	(969)
Recoveries	5	1	—	72	170	35	—	283
Provision	(28)	(3)	199	816	(773)	104	(78)	237
ALL at December 31, 2019	$416	$119	$184	$6,022	$3,815	$84	$1,326	$11,966

The following table shows the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2019 and 2018:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	184	6,022	3,815	84	1,326	11,966
ALL at December 31, 2019	$416	$119	$184	$6,022	$3,815	$84	$1,326	$11,966

December 31, 2018
Loans evaluated for ALL:
Individually	$405	$—	$455	$10,099	$181	$—	$—	$11,140
Collectively	148,495	47,220	9,770	477,881	273,873	4,996	—	962,235
Total	$148,900	$47,220	$10,225	$487,980	$274,054	$4,996	$—	$973,375

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	491	133	108	5,698	4,511	70	1,404	12,415
ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2019	2018
Land		$3,218	$2,909
Buildings and leasehold improvements	15 - 30 years, or lease term	24,713	24,522
Furniture, fixtures and equipment	3 - 10 years	13,425	12,471
Total cost		41,356	39,902
Less: Accumulated depreciation		(27,505)	(26,381)
Net premises and equipment		$13,851	$13,521

The following table shows the amount of depreciation for the years ended December 31:

	2019	2018
Depreciation expense	$1,259	$1,232

The Corporation is in negotiation to purchase a building for a new headquarters facility.  If the negotiation is successful, the current headquarters building will be sold in 2020.

Note 8. Leases

The Corporation adopted ASU 2016-02 “Leases (Topic 842)” and all subsequent amendments on January 1, 2019 using the modified retrospective method.  The Corporation elected the option to apply the new standard as of January 1, 2019 without restatement of any prior period results. Adoption of the new standard resulted in the recognition of a lease liability and a right-of-use asset of $6.2 million without a cumulative effect adjustment to retained earnings.

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

For the years ended
December 31
(Dollars in thousands)	2019
Operating lease cost	$615
Short-term lease cost	7
Variable lease cost	48
Total lease cost	$670

Supplemental Lease Information:

For the years ended
(Dollars in thousands)	December 31
Cash paid for amounts included in the measurement of lease liabilities:	2019
Operating cash flows from operating leases	$580

Weighted-average remaining lease term (years)	13.22
Weighted-average discount rate	3.55%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follows:

(Dollars in thousands)

2020	$559
2021	539
2022	526
2023	531
2024	505
2025 and beyond	3,876
Imputed interest	6,536
Discounted cash flows	(1,375)
Total lease liability	$5,161

Note 9. Other Real Estate Owned

The following table summarizes the changes in other real estate owned for the years ended December 31:

(Dollars in thousands)	2019	2018
Balance at beginning of the period	$2,684	$2,598
Additions	80	176
Proceeds from dispositions	(3,065)	(79)
Gain (loss) on sales, net	326	(5)
Valuation adjustment	(25)	(6)
Balance at the end of the period	$—	$2,684

Note 10.  Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions.  Goodwill is not amortized, nor deductible for tax purposes.    Goodwill was tested for impairment using the qualitative assessment method as of August 31, 2019.  Based upon this assessment, Management determined the Bank’s goodwill was not impaired.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2019	2018
Noninterest-bearing checking	$192,108	$197,417

Interest-bearing checking	331,886	305,661
Money management	429,199	436,752
Savings	82,851	81,206
Total interest-bearing checking and savings	843,936	823,619

Time deposits	89,348	61,593

Total deposits	$1,125,392	$1,082,629

Overdrawn deposit accounts reclassified as loans	$153	$120

Time deposits greater than $250,000 at December 31, 2019 and 2018 were $11.5 million and $5.5 million, respectively.

At December 31, 2019 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2020	$62,275
2021	16,747
2022	6,050
2023	2,869
2024	1,407
Total	$89,348

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $1.8 million and $1.5 million at December 31, 2019 and 2018, respectively.

Note 12.  Other Borrowings

The Bank's short-term borrowings are comprised of a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Open Repo Plus is a revolving term commitment used on an overnight basis.  The term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings at December 31 are described below:

	2019	2018
	FHLB	FHLB
(Dollars in thousands)	Open Repo	Open Repo
Ending balance	$—	$—
Weighted average rate at year end	—	—
Range of interest rates paid at year end	—	—
Maximum month-end balance during the year	$4,500	$—
Average balance during the year	$1,335	$1,069
Weighted average interest rate during the year	2.60%	2.25%

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2019 was $378.9 million with $378.9 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $16 million. The Bank also has a $6.0 million unsecured line of credit at a correspondent bank.

Note 13. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2019	2018
Allowance for loan losses	$2,532	$2,607
Deferred compensation	762	601
Purchase accounting	16	16
Capital loss carryover	—	34
Other than temporary impairment of investments	58	124
Net operating loss carryforward	—	1,787
Lease liabilities	1,092	—
Accumulated other comprehensive loss	1,591	1,696
Other	580	759
	6,631	7,624
Valuation allowance	(58)	(158)
Total gross deferred tax assets	6,573	7,466

Deferred Tax Liabilities
Depreciation	309	239
Right-of-use asset	1,084	—
Joint ventures and partnerships	46	36
Pension	1,093	1,173
Deferred loan fees and costs, net	38	26
Total gross deferred tax liabilities	2,570	1,474
Net deferred tax asset	$4,003	$5,992

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2019	2018
Current tax expense (benefit)	$996	$(164)
Deferred tax expense (benefit)	1,884	(1)
Income tax provision	$2,880	$(165)

For the years ended December 31, 2019 and 2018, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings.  The Federal statutory rate was 21% for 2019 and 2018.  A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2019	2018
Tax provision at statutory rate	$3,992	$1,252
Income on tax-exempt loans and securities	(1,134)	(1,404)
Nondeductible interest expense relating to carrying tax-exempt obligations	45	33
Income from bank owned life insurance	(148)	(108)
Stock option compensation	—	39
Other, net	125	23
Income tax provision	$2,880	$(165)

Effective income tax rate	15.2%	(2.8%)

At December 31, 2018, the Corporation had a net operating loss (NOL) carryforward of $8.5 million, which was utilized in 2019.

At December 31, 2018, the Corporation had a capital loss carryover of $160 thousand, expiring in 2019.  This loss carryover was utilized in 2019.

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented.  No penalties or interest were recognized in 2019 or 2018.  The Corporation has no uncertain tax positions at December 31, 2019.  The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2016.

Note 14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	Unrealized
	Gains and Losses on
	Available-for-sale	Defined Benefit
	Securities	Pension Items	Total
December 31, 2019
Beginning balance	$(870)	$(5,510)	$(6,380)

Other comprehensive income before reclassification	1,257	(1,097)	160

Amounts reclassified from accumulated other comprehensive income	(202)	436	234

Current period other comprehensive income	1,055	(661)	394

Ending balance	$185	$(6,171)	$(5,986)

December 31, 2018
Beginning balance	$121	$(6,149)	$(6,028)

Other comprehensive income before reclassification	(746)	82	(664)

Amounts reclassified from accumulated other comprehensive income	(44)	557	513

Current period other comprehensive income	(790)	639	(151)

Cumulative adjustment for fair value of equity securities	(201)	—	(201)

Ending balance	$(870)	$(5,510)	$(6,380)

Note 15. Financial Derivatives

The Corporation is exposed to certain risks arising from both its business operations and economic conditions.  The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.

The Corporation’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2019			As of December 31, 2018
Date	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	7,011	Other Liabilities	$19	—	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$19			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2019.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2019	2018
Other Contracts	Other income/(expense)	$165	$-

As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19 thousand.

Note 16.  Benefit Plans

The Bank has a 401(k) plan covering substantially all employees of the Bank who have completed one year and 1,000 hours of service.  Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. Effective January 1, 2017 the time in service requirement for 401(k) eligibility was reduced from one year to four months, the hours of service requirement was removed and an auto-enrollment feature was added.   The related expense for the 401(k) plan, and the discretionary profit sharing plan was $825 thousand in 2019 and $647 thousand in 2018.  This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007.  The pension plan was closed to new participants on April 1, 2007. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense.    For the next fiscal year, the estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost are $935 and $0 thousand. The Bank uses December 31 as the measurement date for its pension plan.

The Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the December 31, 2019 and 2018 actuarial valuations.

	For the Years Ended December 31
(Dollars in thousands)	2019	2018
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$17,937	$19,889
Service cost	325	361
Interest cost	631	553
Actuarial loss (gain)	2,727	(1,762)
Benefits paid	(841)	(1,104)
Benefit obligation at end of measurement year	20,779	17,937

Change in plan assets
Fair value of plan assets at beginning of measurement year	16,549	17,192
Actual return on plan assets net of expenses	2,427	(539)
Employer contribution	—	1,000
Benefits paid	(841)	(1,104)
Fair value of plan assets at end of measurement year	18,135	16,549

Funded status of projected benefit obligation	$(2,644)	$(1,388)

	For the Years Ended December 31
	2019	2018
Assumptions used to determine benefit obligations:
Discount rate	3.13%	4.15%
Rate of compensation increase	4.00%	4.00%

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2019	2018
Net actuarial loss	$(7,812)	$(6,975)
Prior service cost obligation	—	—
	(7,812)	(6,975)
Tax effect	1,641	1,465
Net amount recognized in accumulated other comprehensive loss	$(6,171)	$(5,510)

	For the Years Ended December 31
Components of net periodic pension cost	2019	2018
Service cost	$325	$361
Interest cost	631	553
Expected return on plan assets	(1,087)	(1,120)
Amortization of prior service cost	—	—
Recognized net actuarial loss	552	705
Net periodic pension cost	421	499
Effect of settlement loss	—	—
Total pension expense	$421	$499

	For the Years Ended December 31
	2019	2018
Assumptions used to determine net periodic benefit cost:
Discount rate	4.15%	3.46%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	4%	2%
Common stocks	21%	22%
Corporate bonds	13%	15%
Municipal bonds	35%	36%
Investment fund - debt	9%	8%
Investment fund - equity	10%	7%
Deposit in immediate participation guarantee contract	6%	6%
Other	2%	4%
Total	100%	100%

The following methods and assumptions were used to estimate the fair values of the assets held by the plan. See Note 21 for additional information on the fair value hierarchy.

Cash and Cash Equivalents: The carrying value of this asset is considered to approximate its fair value. (Level 1).

Equity Securities, Investment Funds (Debt and Equity):  The fair value of assets in these categories are determined using quoted market prices from nationally recognized markets (Level 1).

Bonds (Corporate and Municipal): Fair values of these assets was primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.   Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models (Level 2).

Immediate Participation Guarantee Contract: The carrying value of this asset is considered to approximate its fair value. (Level 1).

Cash Surrender Value of Life Insurance: The cash surrender value of this asset is considered to approximate its fair value. However, the inputs used to determine the cash surrender value are not readily observable in the market (Level 3)

Certificates of Deposit: The fair value of these assets are calculated by use of a pricing model that uses rate spreads to new market issue quotes and dealer quotes (Level 2).

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2019 and 2018. For more information on the levels within the fair value hierarchy, please refer to Note 21.

(Dollars in Thousands)	December 31, 2019
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$808	$808	$—	$—
Equity securities	3,717	3,717	—	—
Corporate bonds	2,406	—	2,406	—
Municipal bonds	6,266	—	6,266	—
Investment fund - debt	1,605	—	1,605	—
Investment fund - equity	1,875	1,875	—	—
Cash surrender value of life insurance	28	—	—	28
Deposit in immediate participation guarantee contract	1,129	1,129	—	—
Certificates of deposit	301	—	301	—
Total assets	$18,135	$7,529	$10,578	$28

(Dollars in Thousands)	December 31, 2018
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$350	$350	$—	$—
Equity securities	3,604	3,604	—	—
Corporate bonds	2,416	—	2,416	—
Municipal bonds	6,052	—	6,052	—
Investment fund - debt	1,409	—	1,409	—
Investment fund - equity	1,112	1,112	—	—
Cash surrender value of life insurance	25	—	—	25
Deposit in immediate participation guarantee contract	934	934	—	—
Certificates of deposit	647	—	647	—
Total assets	$16,549	$6,000	$10,524	$25

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2019 and 2018:

	Cash Value of Life Insurance
	December 31
	2019	2018
Balance at the beginning of the period	$25	$25
Unrealized gain (loss) relating to investments held at the reporting date	3	—
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$28	$25

Contributions

The Bank does not expect to make any additional contributions in 2020.

Estimated future benefit payments at December 31, 2019  (Dollars in Thousands)

2020	$1,323
2021	1,071
2022	1,227
2023	1,064
2024	1,035
2025-2029	6,664
Total	$12,384

Note 17. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted.  The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant.  Any shares related to unexercised options are available for future grant The Board of Directors may amend, suspend or terminate the ESPP at any time.  The grant price of the 2019 ESPP options was set at 95% of the stock’s fair value at the time of the award.

In 2019 the Corporation approved the 2019 Omnibus Stock Incentive Plan (Stock Plan), replacing the Incentive Stock Option Plan of 2013 (ISOP).  No new awards will be made under the 2013 plan; however, any awards made under the 2013 plan remain outstanding under the terms they were issued. Under the Stock Plan, 400,000 shares have been authorized to be issued, inclusive of the remaining shares available under the 2013 plan that were rolled into the Stock Plan.  The Stock Plan allows for various types of awards including incentive stock options, restricted stock and stock appreciation rights. At December 31, 2019, no awards have been made under the Stock Plan.

The ESPP and ISOP options outstanding at December 31, 2019 are all exercisable. The ESPP options expire on June 30, 2020 and the ISOP options expire 10 years from the grant date.  The following table summarizes the stock option activity:

(Dollars in thousands except share and per share data)
	ESPP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2017	17,837	$29.95	$132
Granted	19,790	32.73
Exercised	(3,257)	30.54
Expired	(15,992)	30.07
Balance Outstanding at December 31, 2018	18,378	$32.73	$-
Granted	19,644	36.21
Exercised	(2,270)	32.75
Expired	(16,641)	32.84
Balance Outstanding at December 31, 2019	19,111	$36.21	$47

Shares available for future grants at December 31, 2019	193,281

	ISOP	Weighted Average	Aggregate
	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2017	85,225	$24.75	$1,075
Granted	34,054	34.10
Exercised	(12,268)	21.55
Forfeited	(3,000)	23.77
Balance Outstanding at December 31, 2018	104,011	$28.22	$341
Granted	—	—
Exercised	(8,482)	22.82
Forfeited	(2,550)	34.10
Balance Outstanding at December 31, 2019	92,979	$28.55	$943

Shares available for future grants at December 31, 2019	307,021

The following table provides information about the options outstanding at December 31, 2019:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	19,111	$36.21	$36.21	0.5

Incentive Stock Option Plan	31,225	21.27 - 22.05	21.54	5.8
Incentive Stock Option Plan	30,250	30.00	30.00	7.2
Incentive Stock Option Plan	31,504	34.10	34.10	8.2
ISOP Total/Average	92,979		$28.55	7.0

The fair value of the ISOP options granted has been estimated using the Black-Scholes method and the following assumptions for the years shown:

	2019	2018
Incentive Stock Option Plan
Options granted	—	34,054
Risk-free interest rate	—	2.66%
Expected volatility of the Corporation's stock	—	19.51%
Expected dividend yield	—	2.49%
Expected life (in years)	—	5.25
Weighted average fair value of options granted	$—	$5.42

(Dollars in thousands)
Compensation expense included in net income
ESPP	$—	$—
ISOP	—	185
Total compensation expense included in net income	$—	$185

The Corporation uses the “simplified” method for estimating the expected term of the ISO award.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The volatility of the Corporation’s stock is based on historical volatility for a period equal to the term of the award and the dividend yield is the yield at the date of the award.  There is no unrecognized compensation expense on any options outstanding at December 31, 2019.

Note 18. Deferred Compensation Agreement

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

The Corporation has two deferred compensation agreements it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006.  No future expense will be recognized for these plans. Payments for the deferred compensation agreements total $98 thousand through 2021.

Note 19.  Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 357,096 and 292,606 treasury shares at cost at December 31, 2019 and 2018, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2019	2018
12/20/2018	100,000 shares	12/21/2019	100,000	—
9/12/2019	150,000 shares	9/12/2020	3,078	N/A

In addition, 610 shares were acquired through a net settlement of incentive stock options in accordance with the incentive stock option plan.

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan or may issue from Treasury shares.  The DRIP added $1.3 million to capital during 2019. This total was comprised of $823 thousand from the reinvestment of quarterly dividends and $493 thousand of optional cash contributions. During 2019,  36,928 shares of common stock were purchased through the DRIP and  536,374 shares remain to be issued.

Note 20. Commitments and Contingencies

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2019	2018
Commercial commitments to extend credit	$248,251	$216,913
Consumer commitments to extend credit (secured)	56,898	49,221
Consumer commitments to extend credit (unsecured)	5,088	5,605
	$310,237	$271,739
Standby letters of credit	$26,382	$25,429

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service.  Most standby letters of credit are extended for one-year periods.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018 and which remains at December 31, 2019. In February 2020, the Bank was notified that one letter of credit for $250 thousand was cancelled.  This amount was reversed from the liability and an offsetting amount recorded in Other income.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation.

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and the amount of the loss can be reasonably estimated.  When we are able to do so, we also determine estimates of probable losses, whether in excess of any accrued liability or where there is no accrued liability.

These assessments are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties.  As new information is obtained, we may change our assessments and, as a result, take or adjust the amounts of our accruals and change our estimates of possible losses or ranges of possible losses.  Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of probable losses or ranges of probable losses may not represent the actual loss to the Corporation from any legal proceeding.  Our exposure and ultimate losses may be higher, possibly significantly higher, than amounts we may accrue or amounts we may estimate.

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position.  We cannot now determine, however, whether or not any claim asserted against us, other than the Kalan case described below, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period.  Thus, at December 31, 2019, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters, except in connection with the Kalan case described below.

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

Note 21.  Fair Value Measurements and Fair Values of Financial Instruments

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2).  If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. Partial charge-offs on impaired loans were $412 thousand in 2019, year to date.  Impaired loans are measured at fair value on a nonrecurring basis.

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

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair Value	$440	$—	$—	$440

Available for sale:
U.S. Government and Agency securities	—	8,428	—	8,428
Municipal securities	—	91,286	—	91,286
Trust Preferred Securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	58,704	—	58,704
Private-label mortgage-backed securities	—	429	—	429
Asset-backed securities	—	24,619	—	24,619
Total assets	$440	$187,433	$—	$187,873

The fair value of derivative liabilities measured at fair value at December 31, 2019 is $19 thousand and is considered immaterial.

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$374	$—	$—	$374

Available for sale"
U.S. Government and Agency securities	—	9,076	—	9,076
Municipal securities	—	67,647	—	67,647
Trust Preferred Securities	—	3,758	—	3,758
Agency mortgage-backed securities	—	44,658	—	44,658
Private-label mortgage-backed securities	—	488	—	488
Asset-backed securities	—	5,845	—	5,845
Total assets	$374	$131,472	$—	$131,846

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$1,080	$1,080
Total assets	$—	$—	$1,080	$1,080

(Dollars in Thousands)	Fair Value at December 31, 2018
Asset Description	Level 1	Level 2	Level 3	Total
Other real estate owned (1)	$—	$—	$71	$71
Total assets	—	$—	$71	$71

 (1) Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2019. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2019.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements Range
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$1,080	Appraisal	Appraisal Adjustment	0% - 100% (48%)

				Range
December 31, 2018	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Other real estate owned	$71	Appraisal	Cost to sell	8% (8%)

 The fair value of the Corporation's financial instruments are as follows:

	December 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$83,828	$83,828	$83,828	$—	$—
Long-term interest-bearing deposits in other banks	8,746	8,746	8,746
Loans held for sale	2,040	2,040	—	2,040	—
Net loans	922,609	918,640	—	—	918,640
Accrued interest receivable	3,845	3,845	—	3,845	—

Financial assets, available for sale:
Debt securities	187,433	187,433	—	187,433	—

Financial assets, fair value:
Equity securities	440	440	440	—	—

Financial liabilities:
Deposits	$1,125,392	$1,125,887	$—	$1,125,887	$—
Accrued interest payable	436	436	—	436	—

	December 31, 2018
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$52,957	$52,957	$52,957	$—	$—
Loans held for sale	118	118	—	118	—
Net loans	960,960	941,930	—	—	941,930
Accrued interest receivable	4,103	4,103	—	4,103	—

Financial assets, available for sale:
Debt securities	131,472	131,472	—	131,472	—

Financial assets, fair value:
Equity securities	374	374	374	—	—

Financial liabilities:
Deposits	$1,082,629	$1,082,425	$—	$1,082,425	$—
Accrued interest payable	193	193	—	193	—

Note 22. Parent Company Condensed (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$164	$108
Investment securities	440	374
Equity investment in subsidiaries	126,069	118,027
Other assets	859	—
Total assets	$127,532	118,509

Liabilities:
Other liabilities	$4	$113
Total liabilities	4	113
Shareholders' equity	127,528	118,396
Total liabilities and shareholders' equity	$127,532	$118,509

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2019	2018
Income:
Dividends from Bank subsidiary	$8,710	$3,259
Other income	66	9
	8,776	3,268
Expenses:
Operating expenses	1,176	1,184
Income before income taxes and equity in undistributed income of subsidiaries	7,600	2,084
Income tax benefit	867	207
Equity in undistributed income of subsidiaries	7,648	3,834
Net income	16,115	6,125
Other comprehensive income/(loss) of subsidiary	394	(151)
Comprehensive income	$16,509	$5,974

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$16,115	$6,125
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(7,648)	(3,834)
Stock option compensation	—	185
(Increase) decrease in other assets/liabilities	(1,034)	289
Net cash provided by operating activities	7,433	2,765

Cash flows from financing activities
Dividends paid	(5,115)	(4,598)
Cash received from option exercises	268	362
Common stock issued under dividend reinvestment plan	1,316	1,417
Treasury stock purchase	(3,846)	(88)
Net cash used in financing activities	(7,377)	(2,907)
Increase (decrease) in cash and cash equivalents	56	(142)
Cash and cash equivalents as of January 1	108	250
Cash and cash equivalents as of December 31	$164	$108

Note 23. Revenue Recognition

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

•

Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $5.5 million for 2019 and $5.1 million for 2018.

•

Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18 month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $365 thousand for 2019 and $314 thousand for the 2018.

•	Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $234 thousand for 2019 and $282 thousand for 2018.

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

Other Income - these items are transactional in nature and recognized upon completion of the transaction which represents the performance obligation.  Certain items included in this category may be excluded from the scope of ASC 606.

Gains/Losses on the Sale of Other Real Estate – these are recognized when control of the property transfers to the buyer.

Increases in the cash surrender value of life insurance, financial derivatives and security transactions are not within the scope of ASC 606.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, Management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2019 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

The Corporation’s independent registered public accounting firm has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019.  Their report is included herein.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing

Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2020 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2020 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2020 proxy statement.  The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2020 proxy statement.

Item 11.  Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2020 proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2020 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2020 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2020 proxy statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2020 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS -Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2020 proxy statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2020 proxy statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets –December 31, 2019 and 2018,

Consolidated Statements of Income – Years ended December 31, 2019 and 2018,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019 and 2018,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019 and 2018,

Consolidated Statements of Cash Flows - Years ended December 31, 2019 and 2018,

Notes to Consolidated Financial Statements.

(2)  All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3)  The following exhibits are part of this report:

3.1	Articles of Incorporation of the Corporation
3.2	Bylaws of the Corporation
4.	Instruments defining the rights of security holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and the Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors*
10.2	Directors’ Deferred Compensation Plan*
10.3	Senior Management Annual Incentive Plan*
10.4	Senior Management and Directors Incentive Stock Plan*
10.5	Incentive Stock Option Plan of 2013*
10.6	2019 Omnibus Stock Incentive Plan*
14.	Code of Ethics posted on the Corporation’s website
21. 23.1	Subsidiaries of the Corporation Consent of Crowe LLP
23.2	Consent of BDO USA, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

(b) The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c) Financial Statement Schedules: None.

Exhibit Index for the Year

Ended December 31, 2019

Item	Description
3.1	Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Bylaws of the Corporations Exhibit 3.2 of Current Report on Form 8-K as filed with the Commission on December 21, 2018 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan*
10.4	Senior Management and Directors Incentive Stock Plan*
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of Corporation - filed herewith
23.1 23.2	Consent of Crowe LLP – filed herewith Consent of BDO USA, LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ Timothy G. Henry
Timothy G. Henry
President and Chief Executive Officer

Dated: March 13, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 13, 2020
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 13, 2020
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 13, 2020
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 13, 2020
Martin R. Brown

/s/ Kevin W. Craig	Director	March 13, 2020
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 13, 2020
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 13, 2020
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 13, 2020
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 13, 2020
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 13, 2020
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 13, 2020
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 13, 2020
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 13, 2020
Kimberly M. Rzomp