Form 10-Q
period 2020-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2020-05-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 4,340,837 outstanding shares of the Registrant’s common stock as of April 30, 2020.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$12,848	$15,336
Short-term interest-bearing deposits in other banks	40,502	68,492
Total cash and cash equivalents	53,350	83,828
Long-term interest-bearing deposits in other banks	10,738	8,746
Debt securities available for sale, at fair value	208,040	187,433
Equity securities	313	440
Restricted stock	465	465
Loans held for sale	2,751	2,040
Loans	936,386	934,575
Allowance for loan losses	(14,730)	(11,966)
Net Loans	921,656	922,609
Premises and equipment, net	13,717	13,851
Right of use asset	5,118	5,126
Bank owned life insurance	20,955	23,748
Goodwill	9,016	9,016
Deferred tax asset, net	3,570	4,003
Other assets	12,437	7,852
Total assets	$1,262,126	$1,269,157

Liabilities
Deposits
Noninterest-bearing checking	$198,384	$192,108
Money management, savings, and interest checking	835,208	843,936
Time	83,841	89,348
Total deposits	1,117,433	1,125,392
Lease liability	5,159	5,161
Other liabilities	10,529	11,076
Total liabilities	1,133,121	1,141,629

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,822 shares issued and 4,337,520 shares outstanding at March 31, 2020 and
4,709,849 shares issued and 4,352,753 shares outstanding at December 31, 2019	4,711	4,710
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,390	42,268
Retained earnings	95,359	94,946
Accumulated other comprehensive loss	(4,360)	(5,986)
Treasury stock, 373,302 shares at March 31, 2020 and 357,096 shares at
December 31, 2019, at cost	(9,095)	(8,410)
Total shareholders' equity	129,005	127,528
Total liabilities and shareholders' equity	$1,262,126	$1,269,157

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2020	2019
Interest income
Loans, including fees	$10,168	$11,009
Interest and dividends on investments:
Taxable interest	1,062	540
Tax exempt interest	171	338
Dividend income	6	5
Deposits and obligations of other banks	258	97
Total interest income	11,665	11,989
Interest expense
Deposits	1,413	1,624
Short-term borrowings	—	36
Total interest expense	1,413	1,660
Net interest income	10,252	10,329
Provision for loan losses	3,000	399
Net interest income after provision for loan losses	7,252	9,930
Noninterest income
Investment and trust services fees	1,445	1,452
Loan service charges	285	203
Deposit service charges and fees	565	545
Other service charges and fees	347	353
Debit card income	418	402
Increase in cash surrender value of life insurance	124	127
Life insurance gain	812	—
Net (losses)/gains on sales of debt securities	(10)	24
Change in fair value of equity securities	(127)	3
Other	30	56
Total noninterest income	3,889	3,165
Noninterest Expense
Salaries and employee benefits	5,535	5,442
Net occupancy	830	856
Marketing and advertising	455	402
Legal and professional	395	430
Data processing	806	705
Pennsylvania bank shares tax	175	243
FDIC Insurance	60	65
ATM/debit card processing	264	258
Telecommunications	105	105
Other	903	906
Total noninterest expense	9,528	9,412
Income before federal income taxes	1,613	3,683
Federal income tax (benefit) expense	(106)	446
Net income	$1,719	$3,237
Per share
Basic earnings per share	$0.40	$0.73
Diluted earnings per share	$0.39	$0.73

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2020	2019
Net Income	$1,719	$3,237

Debt Securities:
Unrealized gains arising during the period	2,048	1,414
Reclassification adjustment for losses (gains) included in net income (1) (2)	10	(24)
Net unrealized gains	2,058	1,390
Tax effect	(432)	(291)
Net of tax amount	1,626	1,099

Total other comprehensive income	1,626	1,099

Total Comprehensive Income	$3,345	$4,336

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of $(2) and $5 to Federal income tax (benefit) expense

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2020	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income	—	—	1,719	—	—	1,719
Other comprehensive income	—	—	—	1,626	—	1,626
Cash dividends declared, $0.30 per share	—	—	(1,306)	—	—	(1,306)
Acquisition of 36,401 shares of treasury stock	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan, 20,124 shares	—	75	—	—	485	560
Stock Compensation Plans:
Treasury shares issued (71 shares)	—	1	—	—	2	3
Common shares issued (973 shares)	1	15	—	—	—	16
Compensation expense	—	31	—	—	—	31
Balance at March 31, 2020	$4,711	$42,390	$95,359	$(4,360)	$(9,095)	$129,005

Balance at January 1, 2019	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income	—	—	3,237	—	—	3,237
Other comprehensive	—	—	—	1,099	—	1,099
Cash dividends declared, $0.27 per share	—	—	(1,192)	—	—	(1,192)
Acquisition of 15,163 shares of treasury stock	—	—	—	—	(560)	(560)
Treasury shares issued under dividend reinvestment plan, 10,150 shares	—	2	—	—	3	5
Stock Compensation Plans:
Treasury shares issued (10,150 shares)	—	161	—	—	190	351
Common shares issued (6,982 shares)	7	148	—	—	—	155
Balance at March 31, 2019	$4,708	$41,841	$85,991	$(5,281)	$(5,768)	$121,491

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$1,719	$3,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	338
Net amortization of loans and investment securities	340	409
Provision for loan losses	3,000	399
Decrease (increase) in fair value of equity securities	127	(3)
Debt securities losses (gains), net	10	(24)
Loans originated for sale	(9,223)	(6,467)
Proceeds from sale of loans	8,512	6,390
Increase in cash surrender value of life insurance	(124)	(127)
Gains from claim on life insurance policy	(812)	—
Stock option compensation	31	—
Increase in other assets	(1,139)	(50)
(Decrease) increase in other liabilities	(281)	118
Net cash provided by operating activities	2,491	4,220
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(1,992)	—
Proceeds from sales and calls of investment securities available for sale	165	3,876
Proceeds from maturities and pay-downs of securities available for sale	10,941	6,084
Purchase of investment securities available for sale	(29,974)	(5,344)
Net increase in loans	(2,077)	(7,245)
Capital expenditures	(174)	(136)
Net cash used in investing activities	(23,111)	(2,765)
Cash flows from financing activities
Net decrease in demand deposits, interest-bearing checking, and savings accounts	(2,452)	(33,621)
Net (decrease) increase in time deposits	(5,507)	27,483
Dividends paid	(1,306)	(1,192)
Purchase of Treasury shares	(1,172)	(560)
Cash received from option exercises	19	160
Treasury shares issued under dividend reinvestment plan	560	351
Net cash used in financing activities	(9,858)	(7,379)
Decrease in cash and cash equivalents	(30,478)	(5,924)
Cash and cash equivalents at the beginning of the period	83,828	52,957
Cash and cash equivalents at the end of the period	$53,350	$47,033
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,547	$1,562
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$105	$22
Life insurance claim receivable	$3,613	$—

 The accompanying notes are an integral part of these unaudited financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly owned subsidiary, Franklin Financial Properties Corp. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of non-bank entities are not significant to the consolidated totals. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2020, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2019 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and cash items with original maturities less than 90 days.

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2020	2019
Weighted average shares outstanding (basic)	4,347	4,412
Impact of common stock equivalents	14	21
Weighted average shares outstanding (diluted)	4,361	4,433
Anti-dilutive options excluded from calculation	50	—
Net income	$1,719	$3,237
Basic earnings per share	$0.40	$0.73
Diluted earnings per share	$0.39	$0.73

Note 2. Recent Accounting Pronouncements

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

Effective Date	January 1, 2020
Effect on the Consolidated Financial Statements	The Corporation adopted the provisions of the ASU on January 1, 2020. As the ASU only revised disclosure requirements, it did not have a material effect on the consolidated financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses, net of income tax effects, included in shareholders' equity are as follows:

	Unrealized
	Gains and Losses on
	Available-for-sale	Defined Benefit
(Dollars in thousands)	Securities	Pension Items	Total
March 31, 2020
Beginning Balance	$185	$(6,171)	$(5,986)
Other comprehensive income before reclassification	1,618	—	1,618
Amounts reclassified from accumulated other comprehensive income	8	—	8
Current period other comprehensive income	1,626	—	1,626
Ending balance	$1,811	$(6,171)	$(4,360)

March 31, 2019
Beginning Balance	$(870)	$(5,510)	$(6,380)
Other comprehensive income before reclassification	1,117	—	1,117
Amounts reclassified from accumulated other comprehensive income	(18)	—	(18)
Current period other comprehensive income	1,099	—	1,099
Ending balance	$229	$(5,510)	$(5,281)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$13,602	$57	$(34)	$13,625
Municipal securities	94,560	2,892	(242)	97,210
Trust preferred securities	4,102	—	(556)	3,546
Agency mortgage-backed securities	68,970	1,638	(461)	70,147
Private-label mortgage-backed securities	316	11	(4)	323
Asset-backed securities	24,197	28	(1,036)	23,189
	$205,747	$4,626	$(2,333)	$208,040

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$8,418	$30	$(20)	$8,428
Municipal securities	90,865	1,418	(997)	91,286
Trust preferred securities	4,097	—	(130)	3,967
Agency mortgage-backed securities	58,503	435	(234)	58,704
Private-label mortgage-backed securities	398	31	—	429
Asset-backed securities	24,918	6	(305)	24,619
	$187,199	$1,920	$(1,686)	$187,433

At March 31, 2020 and December 31, 2019, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $98.0 million and $107.1 million, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$12,900	$12,978
Due after one year through five years	31,461	31,369
Due after five years through ten years	76,697	77,637
Due after ten years	15,403	15,586
	136,461	137,570
Mortgage-backed securities	69,286	70,470
	$205,747	$208,040

The composition of the net realized gains on AFS securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Proceeds	$165	$3,876

Gross gains realized	—	33
Gross losses realized	(10)	(9)
Net gains (losses) realized	$(10)	$24

Tax benefit (provision) on net (losses) gains realized	$2	$(5)

Impairment:

The AFS securities portfolio contained 105 securities with $76.5 million of temporarily impaired fair value and $2.3 million in unrealized losses at March 31, 2020. The total unrealized loss position has increased $647 thousand since year-end 2019.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at March 31, 2020, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$6,681	$(27)	8	$1,284	$(7)	7	$7,965	$(34)	15
Municipal securities	19,666	(235)	21	796	(7)	1	20,462	(242)	22
Trust preferred securities	840	(119)	1	2,706	(437)	4	3,546	(556)	5
Agency mortgage-backed securities	22,506	(459)	35	312	(2)	1	22,818	(461)	36
Private-label mortgage-backed securities	123	(4)	1	—	—	—	123	(4)	1
Asset-backed securities	15,252	(554)	16	6,300	(482)	10	21,552	(1,036)	26
Total temporarily impaired securities	$65,068	$(1,398)	82	$11,398	$(935)	23	$76,466	$(2,333)	105

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Three Months Ended
(Dollars in thousands)	March 31,
	2020	2019
Balance of cumulative credit-related OTTI at January 1	$272	$272
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at March 31	$272	$272

Equity Securities at Fair Value

The Corporation owns one equity investment. At March 31, 2020 and December 31, 2019, this investment was reported at fair value of $313 thousand and $440 thousand, respectively, with changes in value reported through income.

Note 5. Loans

The Bank reports its loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. The Bank’s residential real estate loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property and include home equity loans. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon and are secured by mortgages on real estate. Commercial real estate loans include construction, owner and non-owner occupied properties and farm real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including property, plant and equipment, working capital and loans to government municipalities. Commercial lending is concentrated in the Bank’s primary market, but also includes purchased loan participations. Consumer loans are comprised of installment loans and unsecured personal lines of credit.

Each class of loans involves a different kind of risk. However, risk factors such as changes in interest rates, general economic conditions and changes in collateral values are common across all classes. The risk of each loan class is presented below.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Residential Real Estate 1-4 Family
Consumer first liens	$82,719	$85,319
Commercial first lien	60,587	57,627
Total first liens	143,306	142,946

Consumer junior liens and lines of credit	45,269	42,715
Commercial junior liens and lines of credit	5,397	4,882
Total junior liens and lines of credit	50,666	47,597
Total residential real estate 1-4 family	193,972	190,543

Residential real estate - construction
Consumer	4,523	4,107
Commercial	10,959	9,216
Total residential real estate construction	15,482	13,323

Commercial real estate	494,143	494,262
Commercial	226,128	230,007
Total commercial	720,271	724,269

Consumer	6,661	6,440
	936,386	934,575
Less: Allowance for loan losses	(14,730)	(11,966)
Net Loans	$921,656	$922,609

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$397	$178

Loans pledged as collateral for borrowings and commitments from:
FHLB	$764,056	$764,340
Federal Reserve Bank	49,636	32,155
	$813,692	$796,495

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2019	$416	$119	$184	$6,022	$3,815	$84	$1,326	$11,966
Charge-offs	—	—	—	—	(220)	(30)	—	(250)
Recoveries	3	—	—	—	5	6	—	14
Provision	144	59	82	1,582	886	38	209	3,000
ALL at March 31, 2020	$563	$178	$266	$7,604	$4,486	$98	$1,535	$14,730

ALL at December 31, 2018	$491	$133	$108	$5,698	$4,511	$70	$1,404	$12,415
Charge-offs	(33)	(1)	(3)	(63)	(61)	(26)	—	(187)
Recoveries	1	—	—	1	42	10	—	54
Provision	28	—	47	270	70	18	(34)	399
ALL at March 31, 2019	$487	$132	$152	$5,906	$4,562	$72	$1,370	$12,681

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2020 and December 31, 2019:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2020
Loans evaluated for ALL:
Individually	$653	$—	$521	$10,795	$—	$—	$—	$11,969
Collectively	142,653	50,666	14,961	483,348	226,128	6,661	—	924,417
Total	$143,306	$50,666	$15,482	$494,143	$226,128	$6,661	$—	$936,386

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	563	178	266	7,604	4,486	98	1,535	14,730
ALL at March 31, 2020	$563	$178	$266	$7,604	$4,486	$98	$1,535	$14,730

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	184	6,022	3,815	84	1,326	11,966
ALL at December 31, 2019	$416	$119	$184	$6,022	$3,815	$84	$1,326	$11,966

The following table shows additional information about those loans considered to be impaired at March 31, 2020 and December 31, 2019:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2020	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$653	$653	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	653	653	—	—	—
Residential real estate - construction	521	729	—	—	—
Commercial real estate	10,795	11,909	—	—	—
Commercial	—	—	—	—	—
Total	$11,969	$13,291	$—	$—	$—

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$659	$659	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	659	—	—	—
Residential real estate - construction	523	729	—	—	—
Commercial real estate	10,994	12,096	—	—	—
Commercial	—	—	—	—	—
Total	$12,176	$13,484	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$656	$10
Junior liens and lines of credit	—	—
Total	656	10
Residential real estate - construction	521	—
Commercial real estate	10,899	94
Commercial	—	—
Total	$12,076	$104

	Three Months Ended
	March 31, 2019
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$893	$11
Junior liens and lines of credit	44	—
Total	937	11
Residential real estate - construction	653	—
Commercial real estate	13,494	102
Commercial	129	—
Total	$15,213	$113

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2020
Residential Real Estate 1-4 Family
First liens	$142,621	$588	$55	$1	$644	$41	$143,306
Junior liens and lines of credit	50,581	40	—	31	71	14	50,666
Total	193,202	628	55	32	715	55	193,972
Residential real estate - construction	14,961	—	—	—	—	521	15,482
Commercial real estate	490,468	110	643	—	753	2,922	494,143
Commercial	225,310	288	355	—	643	175	226,128
Consumer	6,625	30	6	—	36	—	6,661
Total	$930,566	$1,056	$1,059	$32	$2,147	$3,673	$936,386

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$141,843	$646	$358	$31	$1,035	$68	$142,946
Junior liens and lines of credit	47,420	70	30	46	146	31	47,597
Total	189,263	716	388	77	1,181	99	190,543
Residential real estate - construction	12,800	—	—	—	—	523	13,323
Commercial real estate	490,114	813	326	—	1,139	3,009	494,262
Commercial	229,659	31	120	—	151	197	230,007
Consumer	6,397	25	18	—	43	—	6,440
Total	$928,233	$1,585	$852	$77	$2,514	$3,828	$934,575

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2020
Residential Real Estate 1-4 Family
First liens	$143,264	$—	$42	$—	$143,306
Junior liens and lines of credit	50,621	—	45	—	50,666
Total	193,885	—	87	—	193,972
Residential real estate - construction	14,961	—	521	—	15,482
Commercial real estate	484,031	5,951	4,161	—	494,143
Commercial	225,737	—	391	—	226,128
Consumer	6,661	—	—	—	6,661
Total	$925,275	$5,951	$5,160	$—	$936,386

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$142,847	$—	$99	$—	$142,946
Junior liens and lines of credit	47,520	—	77	—	47,597
Total	190,367	—	176	—	190,543
Residential real estate - construction	12,800	—	523	—	13,323
Commercial real estate	483,878	5,875	4,509	—	494,262
Commercial	229,465	4	538	—	230,007
Consumer	6,440	—	—	—	6,440
Total	$922,950	$5,879	$5,746	$—	$934,575

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2020
Residential real estate - construction	1	443	$443	$—	—	$—
Residential real estate	4	652	652	—	—	—
Commercial real estate	11	9,220	8,244	976	—	—
Total	16	$10,315	$9,339	$976	—	$—

December 31, 2019
Residential real estate - construction	1	$444	$444	$—	—	$—
Residential real estate	4	659	659	—	—	—
Commercial real estate	11	9,343	9,343	—	—	—
Total	16	$10,446	$10,446	$—	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2020 or 2019. Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Such short-term modifications (e.g., six months) may include payment deferrals, fee waivers, extension of payment terms or other delays in payment that are insignificant. As of March 31, 2020, the Bank has granted approximately $30 million loan deferrals or modifications (approximately 3% of gross loans).

Note 7. Leases

The Corporation leases various assets in the course of its operations that are subject to recognition on the balance sheet. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets are comprised of equipment, and buildings and land (collectively real estate). The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised. The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability. There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced. The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term. Operating lease expense is included in net occupancy expense in the consolidated statements of income.

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$158	$188
Short-term lease cost	2	6
Variable lease cost	14	11
Total lease cost	$174	$205

Supplemental Lease Information:

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152	123

Weighted-average remaining lease term (years)	12.8	13.7
Weighted-average discount rate	3.53%	3.54%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2020 are as follows:

(Dollars in thousands)

2020	$577
2021	556
2022	546
2023	552
2024	508
2025 and beyond	3,756
Undiscounted cash flow	6,495
Imputed Interest	(1,336)
Total lease liability	$5,159

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of the period	$—	$2,684
Additions	—	—
Proceeds from dispositions	—	—
Gains on sales, net	—	—
Valuation adjustment	—	—
Balance at the end of the period	$—	$2,684

Note 9. Derivatives

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	March 31, 2020			March 31, 2019
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,967	Other Liabilities	$55	—	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$55			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended
		March 31, 2020	March 31, 2019
Other Contracts	Other income/(expense)	$(36)	$-

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $55 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Components of net periodic cost:
Service cost	$83	$80
Interest cost	131	158
Expected return on plan assets	(269)	(270)
Recognized net actuarial loss	226	152
Total pension expense	$171	$120

The Bank expects its pension expense to increase to approximately $680 thousand in 2020 compared to $421 thousand in 2019, due primarily to increases in recognized net actuarial losses. The service cost component of pension expense is in the salaries and employee benefits line on the income statement. All other cost components are in the other expense line on the income statement.

Note 11. Fair Value Measurements and Fair Values of Financial Instruments

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the first quarter of 2020. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$313	$—	$—	$313

Available for sale:
U.S. Government and Agency securities	—	13,625	—	13,625
Municipal securities	—	97,210	—	97,210
Trust preferred securities	—	3,546	—	3,546
Agency mortgage-backed securities	—	70,147	—	70,147
Private-label mortgage-backed securities	—	323	—	323
Asset-backed securities	—	23,189	—	23,189
Total assets	$313	$208,040	$—	$208,353

(Dollars in thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$440	$—	$—	$440

Available for sale:
U.S. Government and Agency securities	—	8,428	—	8,428
Municipal securities	—	91,286	—	91,286
Trust preferred securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	58,704	—	58,704
Private-label mortgage-backed securities	—	429	—	429
Asset-backed securities	—	24,619	—	24,619
Total assets	$440	$187,433	$—	$187,873

Nonrecurring Fair Value Measurements

There were no assets measured at fair value on a nonrecurring basis as March 31, 2020 and the following table presents the fair value measurement by level within the fair value hierarchy used at December 31, 2019:

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$1,080	$1,080
Total assets	$—	$—	$1,080	$1,080

(1)Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2020. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2020.

There were no assets measured at fair value on a nonrecurring basis at March 31, 2020 and the following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2019:

(Dollars in thousands)
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$1,080	Appraisal	Appraisal Adjustments	0% - 100% (48%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$53,350	$53,350	$53,350	$—	$—
Long-term interest-bearing deposits in other banks	10,738	10,738	10,738	—	—
Loans held for sale	2,751	2,751	—	2,751	—
Net loans	921,656	921,269	—	—	921,269
Accrued interest receivable	3,789	3,789	—	—	3,789

Financial liabilities:
Deposits	$1,117,433	$1,118,307	$—	$1,118,307	$—
Accrued interest payable	302	302	—	302	—

	December 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$83,828	$83,828	$83,828	$—	$—
Long-term interest-bearing deposits in other banks	8,746	8,746	8,746	—	—
Loans held for sale	2,040	2,040	—	2,040	—
Net loans	922,609	918,640	—	—	918,640
Accrued interest receivable	3,845	3,845	—	—	3,845

Financial liabilities:
Deposits	$1,125,392	$1,125,877	$—	$1,125,877	$—
Accrued interest payable	436	436	—	436	—

Note 12. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2020 was 7.78% (total risk-based capital 15.78% less 8.00%) compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2020, the Bank was “well capitalized”.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks desiring to opt-in can do so through an election in the first quarter 2020 regulatory filing. The Bank meets the criteria of a QCBR but did not opt-in to the CBLR.

The Bank is participating in the Paycheck Protection Program (PPP) and the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of March 31, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.73%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.52%	14.62%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.73%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.52%	14.62%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.99%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.78%	15.87%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.85%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	9.71%	9.59%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 13. Revenue Recognition

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.3 million for the first quarter of 2020 and 2019.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $33 thousand for the first quarter of 2020, compared to $70 thousand for the first quarter of 2019.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $74 thousand for the first quarter of 2020 and $68 thousand for 2019.

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for third-party mortgage companies. All of these fees are transactional in nature and are recognized upon completion of the transaction which represents the performance obligation.

Deposit Service Charges and Fees – these represent fees from deposit customers for transaction based, account maintenance, and overdraft services. Transaction based fees include, but are not limited to, stop payment fees and overdraft fees. These fees are recognized at the time of the transaction when the performance obligation has been fulfilled. Account maintenance fees and account analysis fee are earned over the course of a month, representing the period of the performance obligation, and are recognized monthly.

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

1Note 14. Commitments and Contingencies

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$241,341	$248,251
Consumer commitments to extend credit (secured)	58,712	56,898
Consumer commitments to extend credit (unsecured)	5,146	5,088
	$305,199	$310,237
Standby letters of credit	$24,199	$26,382

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At March 31, 2020 this reserve was $2.1 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at March 31, 2020 and December 31, 2019.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation.

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable, and the amount of the loss can be reasonably estimated. When we are able to do so, we also determine estimates of possible losses, whether in excess of any accrued liability or where there is no accrued liability.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Note 15. Risk Factors

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, and has spread around the world, with resulting business and social disruption. The coronavirus was declared a Pandemic by the World Health Organization on March 11, 2020. The operations and business results of the Corporation could be materially adversely affected. The ability of our customers to make payments on loans could be adversely impacted, resulting in elevated loan losses and an increase in the Corporation’s allowance for loan losses. Additionally, it is reasonably possible future evaluations of the carrying amount of goodwill could result in a conclusion that goodwill is impaired. The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2020 and 2019

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, particularly with regard to the negative impact of severe and wide-ranging disruptions caused by the spread of the coronavirus COVID-19 pandemic, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation. These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2019 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2019 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

The Corporation reported net income of $1.7 million ($.39 per diluted share) for the first quarter of March 31, 2020, compared to $.73 per share in the first quarter of 2019.

•Net interest income remained unchanged year over year at $10.3 million. However, the net interest margin fell from 3.86% in 2019 to 3.53% in 2020.

•Earning assets for the first quarter averaged $1.2 billion compared to $1.1 billion for the same period in 2019. The average first quarter balance of the loan portfolio declined from $978.5 million to $934.5 million from 2019 to 2020. The average balance of the commercial loan portfolio decreased $44.8 million from the comparable quarter in 2019 due to a decrease in purchased loan participations and slower loan demand that began in the second half of 2019. This decline was more than offset by an increase in the average balance of the investment portfolio of $62.7 million. The yield on earning assets fell by .45% from 4.45% in the first quarter of 2019 to 4.00% in 2020. The decrease in the yield was the primary reason for the decline in interest income. Average interest-bearing deposits increased $55.0 million from the first quarter of 2019 to the first quarter of 2020. The cost of these deposits fell from .75% in 2019 to .61% in 2020. As a result, interest expense on deposits declined $211 thousand helping to stabilize net interest income quarter to quarter.

•For the first quarter of 2020, a provision for loan loss expense of $3.0 million was recorded as the economic effects of the COVID-19 pandemic caused several qualitative factors in the allowance for loan loss calculation to increase from moderate risk to very high risk. With this provision expense, the allowance for loan loss ratio was 1.57%. The provision expense for the same quarter in 2019 was $399 thousand with an allowance ratio of 1.29%. The provision expense for the fourth quarter 2019 was $0 resulting in an allowance for loan loss ratio of 1.28% at December 31, 2019. See the Allowance for Loan Loss discussion for more information.

•Noninterest income increased $724 thousand over the first quarter of 2019. The factor driving this increase was an $812 thousand gain on a life insurance policy.

•Noninterest expense for the first quarter of 2020 increased $116 thousand over the same quarter of 2019. There were no significant increases in any expense category year over year.

•Total assets at March 31, 2020 were $1.262 billion compared $1.269 billion at December 31, 2019.

•Short-term interest-bearing deposits in other banks decreased $28.0 million since year-end as cash was put into the investment portfolio which increased $20.6 million.

•The loan portfolio increased $1.8 million during the first quarter of 2020 over year-end 2019. The portfolio increased in residential real estate and construction loans but was partially offset by a decline in commercial loans.

•Deposits decreased $8.0 million, primarily in interest-bearing checking accounts.

•Shareholders’ equity increased $1.5 million due primarily to an increase in accumulated other comprehensive income. Retained earnings increased only $413 thousand due to the lower quarterly earnings. The book value of the Corporation’s common stock increased from $29.40 to $29.74 per share since year-end. The Corporation suspended activity in its stock repurchase plan on March 19, 2020.

Management believes current asset quality is stable with a nonperforming loan ratio of .40% of total gross loans and the allowance for loan loss ratio has been increased to 1.57% higher than at any time during the great recession. As the Corporation faces the unprecedented circumstances of the COVID-19 pandemic, it believes its current balance sheet and capital position will allow it to meet the challenge. As of April 30, 2020, the Bank funded 512 loans for $50.1 million (5.4% of gross loans as of March 31, 2020) through the Paycheck Protection Program administered by the Small Business Administration which started April 3, 2020. The Bank expects to earn approximately $2.0 million of processing fees recognized over the second and third quarter of 2020. The Bank began processing loans for round two of PPP on April 27, 2020. Liquidity has been strengthened by the Paycheck Protection Program Liquidity Facility and the Bank has no borrowings outstanding. The Corporation’s capital position is strong with total risk-based capital ratio of 15.99% and a leverage ratio of 9.85%.

Key performance ratios as of, or for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019 are listed below:

	March 31,	December 31,	March 31,
(Dollars in thousands, except per share)	2020	2019	2019

Balance Sheet Highlights
Total assets	$1,262,126	$1,269,157	$1,212,960
Investment and equity securities	208,353	187,873	128,258
Loans, net	921,656	922,609	967,785
Deposits	1,117,433	1,125,392	1,076,491
Shareholders' equity	129,005	127,528	121,491

Summary of Operations
Interest income	$11,665	$49,235	$11,989
Interest expense	1,413	7,113	1,660
Net interest income	10,252	42,122	10,329
Provision for loan losses	3,000	237	399
Net interest income after provision for loan losses	7,252	41,885	9,930
Noninterest income	3,889	15,424	3,165
Noninterest expense	9,528	38,314	9,412
Income before income taxes	1,613	18,995	3,683
Federal income tax (benefit) expense	(106)	2,880	446
Net income	$1,719	$16,115	$3,237

Performance Measurements
Return on average assets*	0.54%	1.29%	1.08%
Return on average equity*	5.31%	13.17%	10.90%
Return on average tangible equity (1)*	5.70%	14.22%	11.79%
Efficiency ratio (1)	65.36%	65.36%	67.93%
Net interest margin*	3.53%	3.68%	3.86%

Shareholders' Value (per common share)
Diluted earnings per share	$0.39	$3.67	$0.73
Basic earnings per share	0.40	3.68	0.73
Regular cash dividends declared	0.30	1.17	0.27
Book value	29.74	29.30	27.54
Tangible book value (1)	27.66	27.23	25.50
Market value (2)	27.45	38.69	36.00
Market value/book value ratio	92.30%	132.05%	130.72%
Market value/tangible book value ratio	99.24%	142.11%	141.18%
Price/earnings multiple*	17.60	10.54	12.33
Current quarter dividend yield	4.37%	3.10%	3.00%
Dividend payout ratio year-to-date	75.97%	31.74%	36.82%

Safety and Soundness
Average equity/average assets	10.24%	9.78%	9.94%
Risk-based capital ratio (Total)	15.99%	16.08%	14.85%
Leverage ratio (Tier 1)	9.85%	9.72%	9.57%
Common equity ratio (Tier 1)	14.73%	14.82%	13.60%
Nonperforming loans/gross loans	0.40%	0.42%	0.60%
Nonperforming assets/total assets	0.29%	0.31%	0.70%
Allowance for loan losses as a % of loans	1.57%	1.28%	1.29%
Net loans charged-off/average loans*	0.10%	0.07%	0.05%

Assets under Management
Trust assets under management (fair value)	$674,189	$790,949	$753,086
Held at third-party brokers (fair value)	109,145	127,976	127,515

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

(2) As quoted on the OTCQX for March 31, 2019 and the Nasdaq Capital Market for all other periods.

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

(Dollars in thousands, except per share)	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Return on Tangible Equity (non-GAAP)
Net income	$1,719	$16,115	$3,237

Average shareholders' equity	129,613	122,377	118,793
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	120,597	113,361	109,777

Return on average tangible equity (non-GAAP)*	5.70%	14.22%	11.79%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$129,005	$127,528	$121,491
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	119,989	118,512	112,475

Shares outstanding (in thousands)	4,338	4,353	4,411

Tangible book value per share (non-GAAP)	27.66	27.23	25.50

Efficiency Ratio
Noninterest expense	$9,528	$38,314	$9,412

Net interest income	10,252	42,122	10,329
Plus tax equivalent adjustment to net interest income	300	1,393	388
Plus noninterest income, net of securities transactions	4,026	15,102	3,138
Total revenue	14,578	58,617	13,855

Efficiency ratio (Noninterest expense/total revenue)	65.36%	65.36%	67.93%

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

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

Tax equivalent net interest income decreased $165 thousand to $10.6 million in the first quarter of 2020 compared to $10.7 million for the same period in 2019. Balance sheet volume contributed $77 thousand to tax equivalent net interest but was more than offset by a $242 thousand reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2020			2019

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations of other
banks and federal funds sold	$68,975	$258	1.50%	$15,112	$97	2.60%
Investment securities:
Taxable	172,319	1,068	2.49%	82,297	545	2.69%
Tax Exempt	23,861	216	3.62%	51,167	425	3.33%
Investments	196,180	1,284	2.63%	133,464	970	2.95%
Loans:
Commercial, industrial and agricultural	793,085	8,890	4.45%	837,906	9,644	4.60%
Residential mortgage	68,346	728	4.27%	69,466	752	4.32%
Home equity loans and lines	66,599	724	4.36%	65,981	832	5.11%
Consumer	6,509	81	4.99%	5,124	82	6.49%
Loans	934,539	10,423	4.43%	978,477	11,310	4.63%
Total interest-earning assets	1,199,694	$11,965	4.00%	1,127,053	$12,377	4.45%
Other assets	65,814			67,718
Total assets	$1,265,508			$1,194,771

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$325,300	$274	0.34%	$295,786	$263	0.36%
Money Management	432,270	740	0.69%	424,969	1,046	1.00%
Savings	84,059	58	0.28%	81,156	107	0.54%
Time	87,774	341	1.56%	72,481	208	1.16%
Total interest-bearing deposits	929,403	1,413	0.61%	874,392	1,624	0.75%

Other borrowings	—	—	—	5,386	36	2.61%
Total interest-bearing liabilities	929,403	1,413	0.61%	879,778	1,660	0.77%
Noninterest-bearing deposits	188,735			183,809
Other liabilities	17,757			12,391
Shareholders' equity	129,613			118,793
Total liabilities and shareholders' equity	$1,265,508			$1,194,771
T/E net interest income/Net interest margin		10,552	3.53%		10,717	3.86%
Tax equivalent adjustment		(300)			(388)
Net interest income		$10,252			$10,329

Net Interest Spread			3.39%			3.68%
Cost of Funds			0.51%			0.63%

Provision for Loan Losses

Following its first quarter assessment and analysis, the Bank expensed $3.0 million of its provision for loan loss expense for the first quarter as the economic effects of the COVID-19 pandemic caused several qualitative factors in the allowance for loan loss calculation to increase from moderate risk to very high risk. The provision expense was $399 thousand in the first quarter of 2019. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2020, noninterest income increased $724 thousand from the same period in 2019. Loan service charges increased as mortgage production was higher in 2020 due to increased mortgage originator staff. Debit card income was higher due to an increase in transaction volume on commercial accounts. The life insurance gain was from a bank-owned life insurance policy. The change in the fair value of equity investments recorded through income was a loss of $127 thousand compared to a gain of $3 thousand in the same period in 2019.

The following table presents a comparison of noninterest income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$1,445	$1,452	$(7)	(0.5)
Loan service charges	285	203	82	40.4
Deposit service charges and fees	565	545	20	3.7
Other service charges and fees	347	353	(6)	(1.7)
Debit card income	418	402	16	4.0
Increase in cash surrender value of life insurance	124	127	(3)	(2.4)
Life insurance gain	812	—	812	NA
Net (losses)/gains on sales of debt securities	(10)	24	(34)	(141.7)
Change in fair value of equity securities	(127)	3	(130)	(4,333.3)
Other	30	56	(26)	(46.4)
Total noninterest income	$3,889	$3,165	$724	22.9

Noninterest Expense

Noninterest expense for the first quarter of 2020 increased $116 thousand compared to the same period in 2019. The increase in salaries and benefits was primarily due to an increase in salary expense ($355 thousand) from merit increases, net of a decrease in health insurance ($210 thousand), compared to the same period in 2019. Pennsylvania shares tax decreased as the Bank received certain tax credits associated with a portion of the increase in charitable donations (in other expenses) related to Pennsylvania’s Educational Improvement Tax Credit program, which allowed the Bank to reduce its expense.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2020	2019	Amount	%
Salaries and benefits	$5,535	$5,442	$93	1.7
Net occupancy	830	856	(26)	(3.0)
Marketing and advertising	455	402	53	13.2
Legal and professional	395	430	(35)	(8.1)
Data processing	806	705	101	14.3
Pennsylvania bank shares tax	175	243	(68)	(28.0)
FDIC insurance	60	65	(5)	(7.7)
ATM/debit card processing	264	258	6	2.3
Telecommunications	105	105	—	—
Other	903	906	(3)	(0.3)
Total noninterest expense	$9,528	$9,412	$116	1.2

Provision for Income Taxes

For the first quarter, the Corporation recorded a Federal income tax benefit of $106 thousand compared to a tax expense of $446 thousand for the same quarter in 2019. The effective tax rate for the first quarter of 2020 was (6.5)%, compared to 12.1% for the same quarter in 2019. The decrease in the effective tax rate was due to lower pre-tax income offset by tax-free income. The federal statutory tax rate is 21% for 2020 and 2019.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $53.4 million at March 31, 2020, a decrease of $30.5 million from the prior year-end balance of $83.8 million. The decrease was mainly due to lower interest-bearing balances at the Federal Reserve from purchases in the investment portfolio. Interest-bearing deposits are held primarily at the Federal Reserve ($36.9 million) and in short-term bank-owned certificates of deposit ($3.5 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $18.5 million on a cost basis, since year-end 2019. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 47% and 34% of the portfolio fair value, respectively. The average life of the portfolio was 5.9 years.

The AFS securities portfolio had a net unrealized gain of $2.3 million at March 31, 2020 compared to a net unrealized gain of $234 thousand at the prior year-end. The portfolio averaged $196.2 million with a yield of 2.63% for the first three months of 2020. This compares to an average of $133.5 million and a yield of 2.95% for the same period in 2019.

The municipal bond portfolio is well diversified geographically (108 issuers) and is comprised primarily of general obligation bonds (61%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (13%), California (13%), and Michigan (6%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

The unrealized loss in the municipal bond portfolio decreased to $242 thousand from $997 thousand at December 31, 2019. There are twenty-two securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.5 million and an unrealized loss of $556 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027–2028). None of these issuers have suspended or missed a dividend payment. At March 31, 2020, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the Asset-backed securities portfolio increased $731 thousand from December 31, 2019.  This sector had the largest unrealized loss of $1.0 million, 44.4% of the total unrealized losses ($2.3 million).   FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the US Department of Education.   The FFELP bonds are all rated AAA.  Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Equity securities at Fair Value: The Corporation owns one equity investment. At March 31, 2020 and December 31, 2019, this investment was reported at fair value of $313 thousand and $440 thousand, respectively, with changes in value reported through income.

Restricted Stock at Cost: The Bank held $465 thousand of restricted stock at March 31, 2020. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

Residential real estate: This category is comprised of consumer purpose loans secured by residential real estate and to a lesser extent, commercial purpose loans secured by residential real estate. The consumer purpose category represents traditional residential mortgage loans and home equity products (primarily junior liens and lines of credit). Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Total residential real estate loans increased $3.4 million over year-end 2019, as the Bank retained a higher percentage of its originations. For the first three months of 2020, the Bank originated $9.2 million and sold $8.5 million in mortgages for a fee through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($11.0 million), while loans for individuals to construct personal residences totaled $4.5 million at March 31, 2020. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

At March 31, 2020, the Bank had $17.1 million in real estate construction loans funded with an interest reserve and capitalized $222 thousand of interest in 2020 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans remained flat at $494.1 million from $494.2 million at the end of 2019, as originations kept pace with pay-downs. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($69.1 million), land development ($65.3 million), office buildings ($55.2 million), warehouse facilities ($31.9 million) and manufacturing facility ($31.7 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 16 flagged brands, representing 10 hotel chains. Independent hotels represent only 4% of the hotel portfolio.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $3.9 million to $226.1 million at March 31, 2020, compared to $230.0 million at the end of 2019, primarily due to paydowns. At March 31, 2020, the Bank had approximately $138 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($69.9 million), utilities ($33.5 million), educational services ($22.8 million), real estate rental and leasing ($13.0 million) and finance and insurance ($12.2 million). The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2020, the outstanding commercial participations accounted for 6.4%, or $60.3 million, of total gross loans compared to 9.4% and $67.7 million at December 31, 2019. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $75.7 million, compared to $84.0 million at December 31, 2019. The commercial loan participations are comprised of $14.9 million of Commercial loans and $45.4 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $221 thousand to $6.7 million at March 31, 2020, compared to $6.5 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$82,719	$85,319	$(2,600)	(3.0)
Commercial first lien	60,587	57,627	2,960	5.1
Total first liens	143,306	142,946	360	0.3

Consumer junior liens and lines of credit	45,269	42,715	2,554	6.0
Commercial junior liens and lines of credit	5,397	4,882	515	10.5
Total junior liens and lines of credit	50,666	47,597	3,069	6.4
Total residential real estate 1-4 family	193,972	190,543	3,429	1.8

Residential real estate - construction
Consumer	4,523	4,107	416	10.1
Commercial	10,959	9,216	1,743	18.9
Total residential real estate construction	15,482	13,323	2,159	16.2

Commercial real estate	494,143	494,262	(119)	(0.0)
Commercial	226,128	230,007	(3,879)	(1.7)
Total commercial	720,271	724,269	(3,998)	(0.6)

Consumer	6,661	6,440	221	3.4
	936,386	934,575	1,811	0.2
Less: Allowance for loan losses	(14,730)	(11,966)	(2,764)	23.1
Net Loans	$921,656	$922,609	$(953)	(0.1)

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans rated 5 are pass credits but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.,

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $11.1 million at quarter end compared to $11.6 million at December 31, 2019. The watch list includes both performing and nonperforming loans. Included in the substandard total are $3.7 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to, or have a lower loan-to-value limit than, the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2020 the Bank had loans of $22 million (2.4% of gross loans) that exceeded the supervisory limit, compared to 2.69% at year-end 2019.

Loan quality, overall, has remained stable during the first quarter of 2020. Both nonaccrual loans, and loans past due 90 days or more and still accruing have declined slightly since year-end 2019. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days declined to $6.3 million at March 31, 2020 compared to $7.7 million at December 31, 2019 as a result of the commercial real estate loan moving to nonaccrual. The following table presents a summary of nonperforming assets as of:

	March 31,	December 31,
(Dollars in thousands)	2020	2019

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$68
Junior liens and lines of credit	14	31
Total	55	99
Residential real estate - construction	521	523
Commercial real estate	2,922	3,009
Commercial	175	197
Total nonaccrual loans	3,673	3,828

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	1	31
Junior liens and lines of credit	31	46
Total	32	77
Total loans past due 90 days or more and still accruing	32	77

Total nonperforming loans	3,705	3,905

Other real estate owned	—	—
Total nonperforming assets	$3,705	$3,905

Nonperforming loans to total gross loans	0.40%	0.42%
Nonperforming assets to total assets	0.29%	0.31%
Allowance for loan losses to nonperforming loans	397.57%	306.43%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 63% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,319	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,064
Credit 2	1,004	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$1,517
	$2,323	$—

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans decreased to $12.0 million at quarter-end compared to $12.2 million at year-end 2019.

Pandemic Effect on Loan Quality The credit quality of the Bank’s loan portfolio as of March 31, 2020 is stable. The ratio of nonperforming loans to total gross loans is .40%. However, the pandemic outbreak has the potential to affect the credit quality of the loan portfolio in future periods. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the pandemic. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn is uncertain, as is the effect on the Bank’s loan portfolio.

As addressed below in the Allowance for Loan Losses (ALL) section, the ALL was increased by $3.0 million in the first quarter of 2020 based on higher risk factors in the qualitative allowance. In evaluating the loan portfolio, the most significant things considered were; loan deferrals or modifications, the Paycheck Protection Program, and composition of the portfolio by industry segments.

Loan Deferrals. As the economy quickly contracted in March 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. This guidance, allowed under certain circumstances, banks to avoid reporting modifications as delinquent, nonperforming or as a trouble debt restructuring. As of April 30, 2020, the Bank has granted approximately $154 million loan deferrals or modifications (approximately 16% of gross loans). These modifications include the deferral of principal and interest payments, deferral of interest payments for interest only lines of credit or providing for an interest only payment. Any interest that is deferred is due and payable at the end of the deferral period. Principal that is deferred will be added to the end of the loan as an extension of the maturity date or as a balloon payment, depending on the loan structure. The Bank will continue to accrue interest during the deferral period. The majority of deferrals were for 3 months.

The following tables show the loan deferrals made as of April 30, 2020 by North American Industry Classification System (NAICS) code and type of collateral.

(Dollars in thousands)		Percent of	Collateral
Industry Description	Balance	Gross Loans	Real Estate	Non Real Estate
Accommodation and Food Services	$68,796	7%	$68,668	$128
Retail Trade	36,826	4%	36,115	711
Real Estate and Rental and Leasing	26,433	3%	26,382	51
Health Care and Social Assistance	6,133	1%	4,531	1,602
Construction	4,613	< 1%	2,514	2,099
Arts, Entertainment, and Recreation	3,408	< 1%	3,077	331
Other Services (except Public Administration)	3,260	< 1%	2,963	297
Agriculture, Forestry, Fishing and Hunting	1,798	< 1%	1,715	83
Transportation and Warehousing	1,280	< 1%	439	841
Administrative/Support & Waste Mgt Services	496	< 1%	238	258
Public Administration	396	< 1%	396	—
Manufacturing	321	< 1%	120	201
Professional, Scientific, and Technical Services	170	< 1%	—	170
Total	$153,930	16%	$147,158	$6,772

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future. The Bank expects the balance of modifications and deferrals to increase during the second quarter.

Paycheck Protection Program. The Bank participated in the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans, are 100 percent guaranteed by the SBA, have a maturity of two-years and have a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan for the first six months, then it is fully amortizing for the remainder of the two-year term. The SBA pays originating banks a processing fee ranging from 3% to 5% of the loan, depending on the loan balance. The Bank focused its efforts for the first round of the PPP on its current customers and funded 90% of all approved applications it received for approximately $50.1 million. The Bank expects to receive fee income of approximately $2 million of processing fees from PPP loans recognized over the second and third quarter of 2020. The PPP loans are 100% guaranteed by the SBA, thereby presenting no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary. However, the PPP loan is only designed to cover short-term operating needs of the borrower. If the economy does not recover quickly from the pandemic and the borrower experiences long-term operational problems beyond the PPP funding, the performance of other loans to these customers could begin to deteriorate.

Industry Exposure. With the pandemic shut down of non-essential businesses and stay at home orders, nearly every business and industry has been affected. Certain businesses have had a complete stoppage of operations, while many others have seen their business significantly reduced. Some businesses have requested loan modifications and others have taken PPP loans to continue operations.

To better understand the risk in the portfolio from the pandemic, the Bank has segregated its portfolio by industry and the perceived exposure to be economically affected by the pandemic.

The following table shows the loan portfolio by perceived pandemic risk at March 31, 2020.

(Dollars in thousands)

Low	$448,945
Medium	359,362
High	128,079
Total	$936,386

The following tables show the medium and high perceived pandemic risk by industry and collateral at March 31, 2020.

(Dollars in thousands)
		Percent of
Medium Risk		Gross Loans	Real Estate Secured	Non-Real Estate Secured
Retail - Consumer Loans - Non Real Estate	$5,744	1%	$—	$5,744
Construction	71,260	8%	61,228	10,031
Real Estate and Rental and Leasing	282,358	30%	265,772	16,587
Total	$359,362	38%	$327,000	$32,362

High Risk
Arts, Entertainment, and Recreation	$15,393	2%	$14,903	$490
Retail Trade - Non Operating Sectors	34,447	4%	32,006	2,442
Accommodation and Food Services	78,239	8%	76,697	1,543
Total	$128,079	14%	$123,606	$4,475

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2020 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $412 thousand at March 31, 2020 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. There was no specific reserve established for any of the impaired loans. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The allowance established as a result of the quantitative analysis was $2.9 million at March 31, 2020, unchanged from year-end 2019.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high and very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. At March 31, the Bank increased the risk score for economic conditions and level of risk from a moderate range to a very high range for all loan portfolios to reflect increased risk presented by the pandemic. The risk score for delinquency and classified loan factors remained unchanged but could increase depending loan performance in the future. These changes resulted in a $2.6 million increase in the qualitative component of the ALL to $10.3 million March 31, 2020.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of March 31, 2020.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2019	$416	$119	$184	$6,022	$3,815	$84	$1,326	$11,966
Charge-offs	—	—	—	—	(220)	(30)	—	(250)
Recoveries	3	—	—	—	5	6	—	14
Provision	144	59	82	1,582	886	38	209	3,000
ALL at March 31, 2020	$563	$178	$266	$7,604	$4,486	$98	$1,535	$14,730

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

March 31, 2020
Loans evaluated for ALL:
Individually	$653	$—	$521	$10,795	$—	$—	$—	$11,969
Collectively	142,653	50,666	14,961	483,348	226,128	6,661	—	924,417
Total	$143,306	$50,666	$15,482	$494,143	$226,128	$6,661	$—	$936,386

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	563	178	266	7,604	4,486	98	1,535	14,730
ALL at March 31, 2020	$563	$178	$266	$7,604	$4,486	$98	$1,535	$14,730

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

The following table shows the ALL and charge-off ratios for the periods ended:

	Three Months Ended	Year ended	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Net charge-offs (recoveries)/average loans*	0.10%	0.07%	0.05%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	7.87%	289.54%	33.33%
Allowance for loan losses as a % of loans	1.57%	1.28%	1.29%
Net charge-offs (recoveries)	$236	$686	$133
* Annualized

Deposits:

Total deposits decreased $8.0 million during the first three months of 2020 to $1.117 billion. Noninterest-bearing deposits increased $6.3 million (primarily in small business checking deposits) and interest-bearing checking and savings deposits decreased $8.7 million, while time deposits decreased $5.5 million. Interest-bearing checking decreased by $12.0 million, primarily in commercial and municipal deposits, while the Bank’s Money Management and remained flat and Savings products increased $2.3 million compared to year-end 2019. Time deposits also decreased since year-end and primarily in retail accounts.

As of March 31, 2020, the Bank had $158.1 million placed in the ICS reciprocal deposit program ($106.3 million in interesting-bearing checking and $48.5 million in money management) and $3.2 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2020 the Bank’s reciprocal deposits were 14.7% of total liabilities compared to 14.2% at year-end 2019.

	March 31,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest-bearing checking	$198,384	$192,108	$6,276	3.3

Interest-bearing checking	319,928	331,886	(11,958)	(3.6)
Money management	430,138	429,199	939	0.2
Savings	85,142	82,851	2,291	2.8
Total interest-bearing checking and savings	835,208	843,936	(8,728)	(1.0)

Time deposits	83,841	89,348	(5,507)	(6.2)

Total deposits	$1,117,433	$1,125,392	$(7,959)	(0.7)

Overdrawn deposit accounts reclassified as loans	$227	$153

Borrowings:

The Corporation had no borrowings at March 31, 2020 and December 31, 2019.

Shareholders’ Equity:

Total shareholders’ equity increased $1.5 million to $129.0 million at March 31, 2020, from $127.5 million at the end of 2019. The Corporation’s net earnings of $1.7 million were partially offset by the cash dividend of $1.3 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $349 thousand in new capital from optional cash contributions and $211 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 75.97% for the first three months of 2020.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2020, the Corporation paid a $0.30 per share dividend, compared to $0.27 paid in the first quarter of 2019. On April 16, 2020 the Board of Directors declared a $0.30 per share regular quarterly dividend for the second quarter of 2020, which will be paid on May 27, 2020.

On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and continuing through September 12, 2020. During the first quarter of 2020, 36,401 shares were repurchased, under the 2019 plan. The Corporation suspended activity in the stock repurchase plan on March 19, 2020.

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2020 was 7.78% (total risk-based capital 15.78% less 8.00%) compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2020, the Bank was “well capitalized”.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks desiring to opt-in can do so through an election in the first quarter 2020 regulatory filing. The Bank meets the criteria of a QCBR but did not opt-in to the CBLR.

The Bank is participating in the Paycheck Protection Program (PPP) and the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of March 31, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.73%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.52%	14.62%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.73%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.52%	14.62%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.99%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.78%	15.87%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.85%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	9.71%	9.59%	4.000%	5.00%

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

In early March 2020, the economic outlook changed dramatically driven primarily by the COVID-19 pandemic. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the pandemic. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn and its effect on the Corporation is uncertain.

Impact of Inflation

The impact of inflation upon financial institutions such as the Corporation differs from its effect upon other commercial enterprises. Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and how such changes affect market rates and the Corporation. Although inflation (and inflation expectations) may affect the interest rate environment, it is not possible to measure with any precision the affect of inflation on the Corporation.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $125.7 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for the Bank. There are no current indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank, and it is unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has established credit at the Federal Reserve Discount Window and at correspondent banks.

The following table shows the Bank’s available liquidity at March 31, 2020.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$377,600	$—	$377,600
Federal Reserve Bank Discount Window	21,000	—	21,000
Correspondent Banks	21,000	—	21,000
Total	$419,600	$—	$419,600

Pandemic Effect on Liquidity - The Bank is closely monitoring it liquidity needs as loans are modified and delinquencies are expected to increase. The Bank expects to see a reduction in monthly cash flow from loan deferrals, as discussed in the Loan Quality section. The Bank expects to be able to absorb this reduction through its current liquidity resources. To support its liquidity position, the Bank is participating in the Paycheck Protection Program Liquidity Facility (PPPLF) established by the Federal Reserve to fund loans made through the Paycheck Protection Program sponsored by the Small Business Administration. The PPPLF is a term financing facility with a fixed interest rate of .35% and a maturity of no more than 2 years for each loan. Loans made through the PPP are used as collateral for PPPLF funding. The PPPLF will allow the Bank to fully fund its PPP loans at a low fixed rate without having to access its normal liquidity sources described above. The Bank also expects to see a temporary increase in funding as the stimulus checks provided by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) are issued and deposited to the bank. However, the Bank expects these funds to be quickly withdrawn. The Bank believes it can meet all anticipated liquidity demands of the pandemic through its current liquidity sources and the government sponsored programs.

The CARES Act also granted the FDIC authority to reinstitute the liquidity guarantee program to offer unlimited FDIC insurance on noninterest bearing deposit. If this is approved by the FDIC, it would provide less incentive for customers to withdraw deposits and possibly strain bank liquidity

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $329.4 million and $336.6 million, respectively, at March 31, 2020 and December 31, 2019. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At March 31, 2020 this reserve was $2.1 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2020. For more information on market risk refer to the Corporation’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

We establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable, and the amount of the loss can be reasonably estimated. When we are able to do so, we also determine estimates of possible losses, whether in excess of any accrued liability or where there is no accrued liability.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 1A. Risk Factors

During the three months ended March 31, 2020 the Corporation has determined the following risk associated with its business, financial condition, results of operations and common stock. This risk factor supplements the risk factors described in the Corporation’s 2019 Annual Report on Form 10-K.

Public health crisis such as epidemics or pandemics could materially and adversely impact our business.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase in our allowance for credit losses, particularly if businesses remain closed, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Shares Yet To Be Purchased Under Program
March 2020	36,401	32.19	1,172	113,499
	36,401		$1,172

On December 20, 2018, the Board of Directors authorized the 2018 Repurchase Plan for the repurchase of up to 100,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 21, 2018 and continuing through December 21, 2019. The 2018 Repurchase plan was completed in the third quarter of 2019. On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and continuing through September 13, 2020. The Corporation suspended activity in the stock repurchase plan on March 19, 2020.

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

Franklin Financial Services Corporation

May 11, 2020	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

May 11, 2020	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)