Form 10-Q
period 2020-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2020-08-07
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 4,352,944 outstanding shares of the Registrant’s common stock as of July 31, 2020.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data) (unaudited)	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$17,752	$15,336
Short-term interest-bearing deposits in other banks	40,847	68,492
Total cash and cash equivalents	58,599	83,828
Long-term interest-bearing deposits in other banks	13,985	8,746
Debt securities available for sale, at fair value	286,217	187,433
Equity securities	340	440
Restricted stock	468	465
Loans held for sale	5,255	2,040
Loans	1,012,138	934,575
Allowance for loan losses	(16,555)	(11,966)
Net Loans	995,583	922,609
Premises and equipment, net	13,552	13,851
Right of use asset	5,005	5,126
Bank owned life insurance	21,067	23,748
Goodwill	9,016	9,016
Deferred tax asset, net	4,076	4,003
Other assets	9,948	7,852
Total assets	$1,423,111	$1,269,157

Liabilities
Deposits
Noninterest-bearing checking	$248,851	$192,108
Money management, savings, and interest checking	944,792	843,936
Time	79,710	89,348
Total deposits	1,273,353	1,125,392
Lease liability	5,052	5,161
Other liabilities	9,866	11,076
Total liabilities	1,288,271	1,141,629

Commitments and contingent liabilities (Note 14)

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,822 shares issued and 4,352,484 shares outstanding at June 30, 2020 and
4,709,849 shares issued and 4,352,753 shares outstanding at December 31, 2019	4,711	4,710
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,461	42,268
Retained earnings	97,124	94,946
Accumulated other comprehensive loss	(725)	(5,986)
Treasury stock, 358,338 shares at June 30, 2020 and 357,096 shares at
December 31, 2019, at cost	(8,731)	(8,410)
Total shareholders' equity	134,840	127,528
Total liabilities and shareholders' equity	$1,423,111	$1,269,157

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$9,680	$11,125	$19,848	$22,134
Interest and dividends on investments:
Taxable interest	1,048	575	2,110	1,114
Tax exempt interest	352	281	524	620
Dividend income	3	12	9	16
Interesting-bearing deposits in other banks	82	403	340	499
Total interest income	11,165	12,396	22,831	24,383
Interest expense
Deposits	833	1,833	2,246	3,457
Short-term borrowings	—	—	—	36
Total interest expense	833	1,833	2,246	3,493
Net interest income	10,332	10,563	20,585	20,890
Provision for loan losses	1,975	—	4,975	399
Net interest income after provision for loan losses	8,357	10,563	15,610	20,491
Noninterest income
Investment and trust services fees	1,590	1,647	3,035	3,099
Loan service charges	502	228	786	431
Deposit service charges and fees	397	603	962	1,149
Other service charges and fees	336	381	683	734
Debit card income	438	464	857	866
Increase in cash surrender value of Bank owned life insurance	112	128	236	255
Bank owned life insurance gain	—	—	812	—
Net gains/(losses) on sales of debt securities	—	229	(10)	253
Change in fair value of equity securities	27	13	(100)	16
Other	10	3	40	59
Total noninterest income	3,412	3,696	7,301	6,862
Noninterest Expense
Salaries and employee benefits	5,382	5,355	10,916	10,797
Net occupancy	865	858	1,695	1,715
Marketing and advertising	464	481	919	883
Legal and professional	430	471	825	901
Data processing	834	738	1,641	1,443
Pennsylvania bank shares tax	263	243	438	486
FDIC Insurance	88	115	148	180
ATM/debit card processing	279	247	543	505
Telecommunications	108	107	213	211
Other	931	991	1,835	1,896
Total noninterest expense	9,644	9,606	19,173	19,017
Income before federal income taxes	2,125	4,653	3,738	8,336
Federal income tax (benefit) expense	(942)	669	(1,048)	1,115
Net income	$3,067	$3,984	$4,786	$7,221
Per share
Basic earnings per share	$0.71	$0.91	$1.10	$1.64
Diluted earnings per share	$0.71	$0.90	$1.10	$1.63

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2020	2019	2020	2019
Net Income	$3,067	$3,984	$4,786	$7,221

Debt Securities:
Unrealized gains arising during the period	4,602	1,220	6,650	2,634
Reclassification adjustment for (gains) losses included in net income (1) (2)	—	(229)	10	(253)
Net unrealized gains	4,602	991	6,660	2,381
Tax effect	(967)	(208)	(1,399)	(499)
Net of tax amount	3,635	783	5,261	1,882

Total other comprehensive income	3,635	783	5,261	1,882

Total Comprehensive Income	$6,702	$4,767	$10,047	$9,103

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of $0, $48, ($2) and $53 to Federal income tax expense (benefit)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2020 and 2019

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Stock	Capital	Earnings	Loss	Stock	Total
Balance at April 1, 2020	$4,711	$42,390	$95,359	$(4,360)	$(9,095)	$129,005
Net income	—	—	3,067	—	—	3,067
Other comprehensive income	—	—	—	3,635	—	3,635
Cash dividends declared, $0.30 per share	—	—	(1,302)	—	—	(1,302)
Treasury shares issued under dividend reinvestment plan, 14,964 shares	—	16	—	—	364	380
Stock Compensation Plans:
Compensation expense	—	55	—	—	—	55
Balance at June 30, 2020	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840

Balance at January 1, 2020	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income	—	—	4,786	—	—	4,786
Other comprehensive income	—	—	—	5,261	—	5,261
Cash dividends declared, $0.60 per share	—	—	(2,608)	—	—	(2,608)
Acquisition of 36,401 shares of treasury stock	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan, 35,088 shares	—	91	—	—	849	940
Stock Compensation Plans:
Treasury shares issued (71 shares)	—	1	—	—	2	3
Common shares issued (973 shares)	1	15	—	—	—	16
Compensation expense	—	86	—	—	—	86
Balance at June 30, 2020	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840

Balance at April 1, 2019	$4,708	$41,841	$85,991	$(5,281)	$(5,768)	$121,491
Net income	—	—	3,984	—	—	3,984
Other comprehensive income	—	—	—	783	—	783
Cash dividends declared, $0.30 per share	—	—	(1,317)	—	—	(1,317)
Acquisition of 39,600 shares of treasury stock	—	—	—	—	(1,467)	(1,467)
Treasury shares issued under employee stock purchase plan, 2,110 shares	—	25	—	—	44	69
Treasury shares issued under dividend reinvestment plan, 9,554 shares	—	174	—	—	197	371
Balance at June 30, 2019	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914

Balance at January 1, 2019	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income	—	—	7,221	—	—	7,221
Other comprehensive income	—	—	—	1,882	—	1,882
Cash dividends declared, $0.57 per share	—	—	(2,509)	—	—	(2,509)
Acquisition of 54,763 shares of treasury stock	—	—	—	—	(2,027)	(2,027)
Treasury shares issued under employee stock purchase plan, 2,260 shares	—	27	—	—	47	74
Treasury shares issued under dividend reinvestment plan, 19,704 shares	—	335	—	—	387	722
Incentive stock options exercised, 6,982 shares	7	148	—	—	—	155
Balance at June 30, 2019	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$4,786	$7,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	681
Net amortization of loans and investment securities	867	733
Provision for loan losses	4,975	399
Decrease (increase) in fair value of equity securities	100	(16)
Debt securities losses (gains), net	10	(253)
Loans originated for sale	(28,817)	(16,892)
Proceeds from sale of loans	25,602	16,318
Increase in cash surrender value of bank owned life insurance	(236)	(255)
Gains from claim on bank owned life insurance policies	(812)	—
Income tax benefit of statutory treatment of net operating loss carryback	(1,112)	—
Stock option compensation	86	—
Decrease in other assets	(2,459)	(70)
(Decrease) increase in other liabilities	(1,081)	643
Net cash provided by operating activities	2,572	8,509
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(5,239)	—
Proceeds from sales and calls of investment securities available for sale	165	16,955
Proceeds from maturities and pay-downs of securities available for sale	21,049	13,318
Purchase of investment securities available for sale	(114,107)	(26,319)
Net increase in restricted stock	(3)	(13)
Net increase in loans	(78,056)	(9,362)
Proceeds from surrender of bank owned life insurance policy	3,623	—
Capital expenditures	(373)	(433)
Net cash used in investing activities	(172,941)	(5,854)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	157,599	5,996
Net (decrease) increase in time deposits	(9,638)	24,424
Dividends paid	(2,608)	(2,509)
Purchase of Treasury shares	(1,172)	(2,004)
Cash received from option exercises	19	206
Treasury shares issued under dividend reinvestment plan	940	722
Net cash provided by financing activities	145,140	26,835
(Decrease) increase in cash and cash equivalents	(25,229)	29,490
Cash and cash equivalents at the beginning of the period	83,828	52,957
Cash and cash equivalents at the end of the period	$58,599	$82,447
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,424	$3,275
Income taxes	$567	$—
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$105	$22

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2020, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2019 Annual Report on Form 10-K. The consolidated results of operations for the three-month and six-month period ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Weighted average shares outstanding (basic)	4,345	4,396	4,346	4,404
Impact of common stock equivalents	5	25	8	23
Weighted average shares outstanding (diluted)	4,350	4,421	4,354	4,427
Anti-dilutive options excluded from calculation	80	—	80	—
Net income	$3,067	$3,984	$4,786	$7,221
Basic earnings per share	$0.71	$0.91	$1.10	$1.64
Diluted earnings per share	$0.71	$0.90	$1.10	$1.63

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

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses, net of income tax effects, included in shareholders' equity are as follows:

	Unrealized
	Gains and Losses on
	Available-for-sale	Defined Benefit
(Dollars in thousands)	Securities	Pension Items	Total
June 30, 2020
Beginning Balance	$185	$(6,171)	$(5,986)
Other comprehensive income before reclassification	5,253	—	5,253
Amounts reclassified from accumulated other comprehensive income	8	—	8
Current period other comprehensive income	5,261	—	5,261
Ending balance	$5,446	$(6,171)	$(725)

June 30, 2019
Beginning Balance	$(870)	$(5,510)	$(6,380)
Other comprehensive income before reclassification	2,082	—	2,082
Amounts reclassified from accumulated other comprehensive income	(200)	—	(200)
Current period other comprehensive income	1,882	—	1,882
Ending balance	$1,012	$(5,510)	$(4,498)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$12,240	$41	$(65)	$12,216
Municipal securities	168,929	6,463	(177)	175,215
Trust preferred and Corporate securities	5,258	—	(411)	4,847
Agency mortgage-backed securities	63,800	1,925	(59)	65,666
Private-label mortgage-backed securities	4,223	18	(33)	4,208
Asset-backed securities	24,872	42	(849)	24,065
	$279,322	$8,489	$(1,594)	$286,217

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$8,418	$30	$(20)	$8,428
Municipal securities	90,865	1,418	(997)	91,286
Trust preferred and Corporate securities	4,097	—	(130)	3,967
Agency mortgage-backed securities	58,503	435	(234)	58,704
Private-label mortgage-backed securities	398	31	—	429
Asset-backed securities	24,918	6	(305)	24,619
	$187,199	$1,920	$(1,686)	$187,433

At June 30, 2020 and December 31, 2019, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $91.8 million and $107.1 million, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2020, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$8,777	$8,829
Due after one year through five years	21,363	21,739
Due after five years through ten years	117,891	122,307
Due after ten years	38,396	39,403
	186,427	192,278
Mortgage-backed and asset-backed securities	92,895	93,939
	$279,322	$286,217

The composition of the net realized gains on AFS securities for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$—	$14,906	$165	$18,781
Gross gains realized	—	248	—	281
Gross losses realized	—	(19)	(10)	(28)
Net gains (losses) realized	$—	$229	$(10)	$253

Tax (provision) benefit on net gains (losses) realized	$—	$(48)	$2	$(53)

Impairment:

The AFS securities portfolio contained 85 securities with $73.4 million of temporarily impaired fair value and $1.6 million in unrealized losses at June 30, 2020. The total unrealized loss position has decreased $92 thousand since year-end 2019.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at June 30, 2020, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$6,792	$(47)	9	$1,983	$(18)	8	$8,775	$(65)	17
Municipal securities	20,183	(150)	19	773	(27)	1	20,956	(177)	20
Trust preferred and Corporate securities	865	(95)	1	2,832	(316)	4	3,697	(411)	5
Agency mortgage-backed securities	11,872	(47)	12	2,759	(12)	4	14,631	(59)	16
Private-label mortgage-backed securities	3,881	(33)	1	—	—	—	3,881	(33)	1
Asset-backed securities	14,113	(529)	15	7,335	(320)	11	21,448	(849)	26
Total temporarily impaired securities	$57,706	$(901)	57	$15,682	$(693)	28	$73,388	$(1,594)	85

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred and Corporate securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Six Months Ended
(Dollars in thousands)	June 30,
	2020	2019
Balance of cumulative credit-related OTTI at January 1	$272	$272
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at June 30	$272	$272

Equity Securities at Fair Value

The Corporation owns one equity investment. At June 30, 2020 and December 31, 2019, this investment was reported at fair value of $340 thousand and $440 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Residential Real Estate 1-4 Family
Consumer first liens	$80,774	$85,319
Commercial first lien	62,158	57,627
Total first liens	142,932	142,946

Consumer junior liens and lines of credit	49,741	42,715
Commercial junior liens and lines of credit	5,092	4,882
Total junior liens and lines of credit	54,833	47,597
Total residential real estate 1-4 family	197,765	190,543

Residential real estate - construction
Consumer	4,314	4,107
Commercial	9,263	9,216
Total residential real estate construction	13,577	13,323

Commercial real estate	497,682	494,262
Commercial	296,432	230,007
Total commercial	794,114	724,269

Consumer	6,682	6,440
	1,012,138	934,575
Less: Allowance for loan losses	(16,555)	(11,966)
Net Loans	$995,583	$922,609

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$(1,199)	$178

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$62,080	$—
Five-year loans	433	—
Total Paycheck Protection Program loans	$62,513	$—

Unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$(2,120)	$—
Five-year loans	(22)	—
Total unamortized deferred loan fees	$(2,142)	$—

Loans pledged as collateral for borrowings and commitments from:
FHLB	$831,810	$764,340
Federal Reserve Bank	49,815	32,155
	$881,625	$796,495

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2020	$563	$178	$269	$8,249	$4,713	$98	$660	$14,730
Charge-offs	—	—	—	—	(145)	(29)	—	(174)
Recoveries	1	—	—	—	19	4	—	24
Provision	16	19	(27)	588	1,258	32	89	1,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	—	—	—	(365)	(59)	—	(424)
Recoveries	4	—	—	—	24	10	—	38
Provision	160	78	55	2,230	2,165	70	217	4,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at March 31, 2019	$487	$132	$154	$6,470	$4,801	$72	$565	$12,681
Charge-offs	(1)	—	—	(123)	(14)	(25)	—	(163)
Recoveries	2	1	—	20	9	3	—	35
Provision	(51)	(20)	10	85	(63)	45	(6)	-
ALL at June 30, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553

ALL at December 31, 2018	$491	$133	$110	$6,278	$4,783	$70	$550	$12,415
Charge-offs	(34)	(1)	(3)	(186)	(75)	(51)	—	(350)
Recoveries	3	1	—	21	51	13	—	89
Provision	(23)	(20)	57	339	(26)	63	9	399
ALL at June 30, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of June 30, 2020 and December 31, 2019:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2020
Loans evaluated for ALL:
Individually	$648	$—	$518	$11,127	$—	$—	$—	$12,293
Collectively	142,284	54,833	13,059	486,555	296,432	6,682	—	999,845
Total	$142,932	$54,833	$13,577	$497,682	$296,432	$6,682	$—	$1,012,138

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	580	197	242	8,837	5,845	105	749	16,555
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	187	6,607	4,021	84	532	11,966
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

The following table shows additional information about those loans considered to be impaired at June 30, 2020 and December 31, 2019:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2020	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$648	$648	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	648	648	—	—	—
Residential real estate - construction	518	729	—	—	—
Commercial real estate	11,127	12,259	—	—	—
Commercial	—	—	—	—	—
Total	$12,293	$13,636	$—	$—	$—

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$659	$659	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	659	—	—	—
Residential real estate - construction	523	729	—	—	—
Commercial real estate	10,994	12,096	—	—	—
Commercial	—	—	—	—	—
Total	$12,176	$13,484	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$651	$8	$653	$19
Junior liens and lines of credit	—	—	—	—
Total	651	8	653	19
Residential real estate - construction	520	—	521	—
Commercial real estate	11,179	93	11,039	187
Commercial	—	—	—	—
Total	$12,350	$101	$12,213	$206

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$779	$11	$813	$21
Junior liens and lines of credit	26	1	35	1
Total	805	12	848	22
Residential real estate - construction	651	—	652	—
Commercial real estate	13,242	102	13,368	204
Commercial	147	—	138	—
Total	$14,845	$114	$15,006	$226

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2020
Residential Real Estate 1-4 Family
First liens	$142,822	$42	$27	$—	$69	$41	$142,932
Junior liens and lines of credit	54,660	119	28	12	159	14	54,833
Total	197,482	161	55	12	228	55	197,765
Residential real estate - construction	13,059	—	—	—	—	518	13,577
Commercial real estate	493,923	392	—	—	392	3,367	497,682
Commercial	296,208	17	—	—	17	207	296,432
Consumer	6,661	15	4	2	21	—	6,682
Total	$1,007,333	$585	$59	$14	$658	$4,147	$1,012,138

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$141,843	$646	$358	$31	$1,035	$68	$142,946
Junior liens and lines of credit	47,420	70	30	46	146	31	47,597
Total	189,263	716	388	77	1,181	99	190,543
Residential real estate - construction	12,800	—	—	—	—	523	13,323
Commercial real estate	490,114	813	326	—	1,139	3,009	494,262
Commercial	229,659	31	120	—	151	197	230,007
Consumer	6,397	25	18	—	43	—	6,440
Total	$928,233	$1,585	$852	$77	$2,514	$3,828	$934,575

The following table reports the risk rating for those loans in the portfolio that are assigned an individual risk rating. Consumer purpose loans are assigned a rating of either pass or substandard based on the performance status of the loans. Substandard consumer loans are comprised of loans 90 days or more past due and still accruing, and nonaccrual loans. Commercial purpose loans may be assigned any rating in accordance with the Bank’s internal risk rating system. Approximately $57 million of hotel portfolio loans were moved to Pass-watch (5) rating at June 30, 2020. The entire hotel portfolio of approximately $70 million at June 30, 2020 is now rated no better than Pass-watch (5).

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2020
Residential Real Estate 1-4 Family
First liens	$142,891	$—	$41	$—	$142,932
Junior liens and lines of credit	54,807	—	26	—	54,833
Total	197,698	—	67	—	197,765
Residential real estate - construction	13,059	—	518	—	13,577
Commercial real estate	487,112	5,983	4,587	—	497,682
Commercial	296,055	—	377	—	296,432
Consumer	6,679	—	3	—	6,682
Total	$1,000,603	$5,983	$5,552	$—	$1,012,138

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$142,847	$—	$99	$—	$142,946
Junior liens and lines of credit	47,520	—	77	—	47,597
Total	190,367	—	176	—	190,543
Residential real estate - construction	12,800	—	523	—	13,323
Commercial real estate	483,878	5,875	4,509	—	494,262
Commercial	229,465	4	538	—	230,007
Consumer	6,440	—	—	—	6,440
Total	$922,950	$5,879	$5,746	$—	$934,575

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2020
Residential real estate - construction	1	$440	$440	$—	—	$—
Residential real estate	4	648	648	—	—	—
Commercial real estate	11	9,089	8,771	318	—	—
Total	16	$10,177	$9,859	$318	—	$—

December 31, 2019
Residential real estate - construction	1	$444	$444	$—	—	$—
Residential real estate	4	659	659	—	—	—
Commercial real estate	11	9,343	9,343	—	—	—
Total	16	$10,446	$10,446	$—	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during 2020 or 2019. Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Such short-term modifications (e.g., six months) may include payment deferrals, fee waivers, extension of payment terms or other delays in payment that are insignificant. As of June 30, 2020, the Bank has granted approximately $196 million loan deferrals or modifications (approximately 19% of gross loans).

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$159	$184	$317	$372
Short-term lease cost	1	3	3	9
Variable lease cost	14	12	28	23
Total lease cost	$174	$199	$348	$404

Supplemental Lease Information:

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$304	$249

Weighted-average remaining lease term (years)	12.7	13.0
Weighted-average discount rate	3.54%	3.51%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2020 are as follows:

(Dollars in thousands)

2020	$286
2021	558
2022	546
2023	551
2024	525
2025 and beyond	3,876
Undiscounted cash flow	6,342
Imputed Interest	(1,290)
Total lease liability	$5,052

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$—	$2,684	$—	$2,684
Additions	—	—	—	—
Proceeds from dispositions	—	—	—	—
Gains on sales, net	—	—	—	—
Valuation adjustment	—	—	—	—
Balance at the end of the period	$—	$2,684	$—	$2,684

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	June 30, 2020			June 30, 2019
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,924	Other Liabilities	$55	—	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$55			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Six Months Ended
		June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Other Contracts	Other income/(expense)	$-	$-	$(36)	$-

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $55 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic cost:
Service cost	$83	$82	$166	$161
Interest cost	131	157	262	315
Expected return on plan assets	(269)	(272)	(539)	(542)
Recognized net actuarial loss	226	133	452	286
Total pension expense	$171	$100	$341	$220

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the second quarter of 2020. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Fair Value at June 30, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$340	$—	$—	$340

Available for sale:
U.S. Government and Agency securities	—	12,216	—	12,216
Municipal securities	—	175,215	—	175,215
Trust preferred and Corporate securities	—	4,847	—	4,847
Agency mortgage-backed securities	—	65,666	—	65,666
Private-label mortgage-backed securities	—	4,208	—	4,208
Asset-backed securities	—	24,065	—	24,065
Total assets	$340	$286,217	$—	$286,557

(Dollars in thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$440	$—	$—	$440

Available for sale:
U.S. Government and Agency securities	—	8,428	—	8,428
Municipal securities	—	91,286	—	91,286
Trust preferred and Corporate securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	58,704	—	58,704
Private-label mortgage-backed securities	—	429	—	429
Asset-backed securities	—	24,619	—	24,619
Total assets	$440	$187,433	$—	$187,873

Nonrecurring Fair Value Measurements

There were no assets measured at fair value on a nonrecurring basis as June 30, 2020 and the following table presents the fair value measurement by level within the fair value hierarchy used at December 31, 2019:

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$1,080	$1,080
Total assets	$—	$—	$1,080	$1,080

(1)Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2020. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2020.

There were no assets measured at fair value on a nonrecurring basis at June 30, 2020 and the following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2019:

(Dollars in thousands)				Range
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$1,080	Appraisal	Appraisal Adjustments	0% - 100% (48%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$58,599	$58,599	$58,599	$—	$—
Long-term interest-bearing deposits in other banks	13,985	13,985	13,985	—	—
Loans held for sale	5,255	5,255	—	5,255	—
Net loans	995,583	999,734	—	—	999,734
Accrued interest receivable	5,707	5,707	—	—	5,707

Financial liabilities:
Deposits	$1,273,353	$1,274,134	$—	$1,274,134	$—
Accrued interest payable	258	258	—	258	—

	December 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$83,828	$83,828	$83,828	$—	$—
Long-term interest-bearing deposits in other banks	8,746	8,746	8,746	—	—
Loans held for sale	2,040	2,040	—	2,040	—
Net loans	922,609	918,640	—	—	918,640
Accrued interest receivable	3,845	3,845	—	—	3,845

Financial liabilities:
Deposits	$1,125,392	$1,125,877	$—	$1,125,877	$—
Accrued interest payable	436	436	—	436	—

Note 12. Capital Ratios

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2020 was 7.64% (total risk-based capital 15.64% less 8.00%) compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2020, the Bank was “well capitalized”.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filing. The Bank met the criteria of a QCBR but did not opt-in to the CBLR.

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.66%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.38%	14.62%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.66%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.38%	14.62%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.93%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.64%	15.87%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.22%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	9.05%	9.59%	4.000%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.5 million for the second quarter of 2020 and 2019 and $2.8 million year-to-date for 2020 and 2019.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $40 thousand for the second quarter of 2020, compared to $84 thousand for the second quarter of 2019 and $73 thousand year-to-date in 2020, compared to $154 thousand year-to-date in 2019.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $49 thousand for the second quarter of 2020, compared to $68 thousand for the second quarter 2019 and $123 thousand year-to-date for 2020, compared to $135 year-to-date in 2019.

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$253,981	$248,251
Consumer commitments to extend credit (secured)	61,545	56,898
Consumer commitments to extend credit (unsecured)	5,330	5,088
	$320,856	$310,237
Standby letters of credit	$22,081	$26,382

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At June 30, 2020 this reserve was $2.1 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at June 30, 2020 and December 31, 2019.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Note 16. Subsequent Event

On August 4, 2020 the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to floating rate of Secured Overnight Financing Rate (SOFR) plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect reported net income.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2020 and 2019

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by, and resulting from, the spread of the coronavirus COVID-19 pandemic and affects thereof, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

Results of Operations

Summary

The Corporation reported net income of $3.1 million ($.71 per diluted share) for the second quarter of June 30, 2020, and $4.7 million ($1.10 per diluted share) year-to-date as of June 30, 2020. This compares to $4.0 million ($.90 per diluted share) net income in the second quarter of 2019 and $7.2 million ($1.63 per diluted share) year-to-date at June 30, 2019.

•Net interest income was $10.3 million for the second quarter of 2020, compared to $10.6 million for the second quarter of 2019. Net interest margin was 3.26% for second quarter of 2020, compared to 3.74% for second quarter of 2019. Year-to-date net interest income was $20.6 million in 2020, compared to $20.9 million in 2019. However, the net interest margin fell from 3.80% in 2019 to 3.39% in 2020.

•Earning assets for year-to-date 2020 averaged $1.3 billion compared to $1.2 billion for the same period in 2019. The year-to-date average balance of the loan portfolio decreased from $977.8 million in 2019 to $962.3 million in 2020. The average balance of the commercial loan portfolio decreased $17.4 million from 2019 due to participation payoffs. The average balance of the investment portfolio increased $89.8 million as the Bank invested excess funds to counter the reduction in loans. The yield on earning assets fell by .66% from 4.41% in 2019 to 3.75% in 2020 as market rates decreased during the year. The decrease in the yield was the primary reason for the decline in interest income. Average interest-bearing deposits increased $69.0 million from 2019 to 2020. The cost of interest-bearing deposits fell from .78% in 2019 to .47% in 2020 as the Bank reduced deposit rates. The overall cost of funds fell from .65% in 2019 to .38% in 2020. As a result, interest expense on deposits declined $1.2 million helping to stabilize net interest income year over year.

•A provision for loan loss expense of $2.0 million was recorded for the second quarter of 2020 and $5.0 million year-to-date, as the economic effects and impact of the COVID-19 pandemic caused several qualitative factors in the allowance for loan loss calculation to increase. With this provision expense, the allowance for loan loss ratio was 1.64% of gross loans. The provision expense for the second quarter of 2019 was $0 and was $399 thousand year-to-date 2019 with an allowance ratio of 1.28% of gross loans. The allowance for loan loss ratio was 1.28% of gross loans at December 31, 2019. See the Allowance for Loan Loss discussion for more information.

•Noninterest income decreased $284 thousand in the second quarter of 2020 over the same quarter of 2019. Fees on the sale of mortgages increased $147 thousand over the quarter but was more than offset by a decrease in deposit fees and security gains recognized in 2019, but not in 2020. Year-to-date, noninterest income increased $439 thousand over the same period in 2019, due to an $812 thousand gain on a bank owned life insurance policy and increased mortgage fees but was partially offset by a decrease in deposit fees. Fees related to transactional activity (e.g. ATM, debit card) were negatively affected by stay-at-home orders and business shutdowns related to the pandemic.

•Noninterest expense for both the second quarter of 2020 and 2019 was $9.6 million. Year-to-date, noninterest expense increased $156 thousand over the same quarter of 2019. There were no significant changes in any expense category quarter over quarter or year over year. The pandemic held many expense items in check, such as business travel, education and community activities, but the Bank made a $100 thousand contribution to various social service and first responder organizations in our community during the second quarter.

•The Corporation recorded an income tax benefit of $1.1 million in the second quarter of 2020. This benefit was available due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it is able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%.

•Total assets at June 30, 2020 were $1.423 billion compared $1.269 billion at December 31, 2019.

•Short-term interest-bearing deposits in other banks decreased $27.6 million since year-end as cash was reinvested into the investment portfolio, which increased $98.8 million.

•The loan portfolio increased $77.6 million during 2020 over year-end 2019. The portfolio increased in junior liens and lines of credit and commercial loans (primarily from the Paycheck Protection Program (PPP) lending), partially offset by a decline in residential first lien mortgages. The Bank held $62.5 million of PPP loans at June 30, 2020.

•Deposits increased $148.0 million from 2019, primarily in checking and money management accounts. Of this increase, approximately $36.0 million are remaining PPP loan proceeds. These deposits are expected to be short-term in nature.

•Shareholders’ equity increased $7.3 million, from the end of 2019, due primarily to an increase in accumulated other comprehensive income. Retained earnings increased only $2.2 million, from the end of 2019, due to the lower earnings. The book value of the Corporation’s common stock increased from $29.30 to $30.98 per share since year-end. The Corporation suspended activity in its stock repurchase plan on March 19, 2020.

Management believes current asset quality is stable with a nonperforming loan ratio of .41% of total gross loans and the allowance for loan loss ratio has been increased to 1.64% higher than at any time during the great recession. As the Corporation faces the unprecedented circumstances of the COVID-19 pandemic, it believes its current balance sheet and capital position will allow it to meet the challenge. As of July 31, 2020, the Bank funded 732 loans for $62.8 million (6.2% of gross loans as of June 30, 2020) through the Paycheck Protection Program administered by the Small Business Administration (SBA) which started April 3, 2020. The Bank recorded $233 thousand in interest income from PPP loan origination fees during the second quarter of 2020. The Bank expects to recognize additional processing fees of approximately $2.1 million over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. Liquidity has been strengthened by access to the Paycheck Protection Program Liquidity Facility, but the Bank has no borrowings outstanding. The Corporation’s capital position is strong with total risk-based capital ratio of 15.93% and a leverage ratio of 9.22%.

Key performance ratios as of, or for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019 are listed below:

	June 30,	December 31,	June 30,
(Dollars in thousands, except per share)	2020	2019	2019

Balance Sheet Highlights
Total assets	$1,423,111	$1,269,157	$1,252,141
Investment and equity securities	286,557	187,873	129,812
Loans, net	995,583	922,609	969,904
Deposits	1,273,353	1,125,392	1,113,049
Shareholders' equity	134,840	127,528	123,914

Summary of Operations
Interest income	$22,831	$49,235	$24,383
Interest expense	2,246	7,113	3,493
Net interest income	20,585	42,122	20,890
Provision for loan losses	4,975	237	399
Net interest income after provision for loan losses	15,610	41,885	20,491
Noninterest income	7,301	15,424	6,862
Noninterest expense	19,173	38,314	19,017
Income before income taxes	3,738	18,995	8,336
Federal income tax (benefit) expense	(1,048)	2,880	1,115
Net income	$4,786	$16,115	$7,221

Performance Measurements
Return on average assets*	0.73%	1.29%	1.18%
Return on average equity*	7.37%	13.17%	12.02%
Return on average tangible equity (1)*	7.92%	14.22%	13.00%
Efficiency ratio (1)	66.95%	65.36%	67.34%
Net interest margin*	3.39%	3.68%	3.80%

Shareholders' Value (per common share)
Diluted earnings per share	$1.10	$3.67	$1.63
Basic earnings per share	1.10	3.68	1.64
Regular cash dividends declared	0.60	1.17	0.57
Book value	30.98	29.30	28.21
Tangible book value (1)	28.91	27.23	26.21
Market value	25.90	38.69	38.24
Market value/book value ratio	83.60%	132.05%	135.55%
Market value/tangible book value ratio	89.58%	142.11%	145.90%
Price/earnings multiple*	11.77	10.54	11.73
Current quarter dividend yield	4.63%	3.10%	3.14%
Dividend payout ratio year-to-date	54.49%	31.74%	34.75%

Safety and Soundness
Average equity/average assets	9.83%	9.78%	9.85%
Risk-based capital ratio (Total)	15.93%	16.08%	15.19%
Leverage ratio (Tier 1)	9.22%	9.72%	9.63%
Common equity ratio (Tier 1)	14.66%	14.82%	13.93%
Nonperforming loans/gross loans	0.41%	0.42%	0.59%
Nonperforming assets/total assets	0.29%	0.31%	0.68%
Allowance for loan losses as a % of loans	1.64%	1.28%	1.28%
Net loans charged-off/average loans*	0.08%	0.07%	0.05%

Assets under Management
Trust assets under management (fair value)	$743,381	$790,949	$763,237
Held at third-party brokers (fair value)	121,781	127,976	125,448

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

(Dollars in thousands, except per share)	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2020	December 31, 2019	June 30, 2019
Return on Tangible Equity (non-GAAP)
Net income	$4,786	$16,115	$7,221

Average shareholders' equity	129,819	122,377	120,128
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	120,803	113,361	111,112

Return on average tangible equity (non-GAAP)*	7.92%	14.22%	13.00%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$134,840	$127,528	$123,914
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	125,824	118,512	114,898

Shares outstanding (in thousands)	4,352	4,353	4,383

Tangible book value per share (non-GAAP)	28.91	27.23	26.21

Efficiency Ratio
Noninterest expense	$19,173	$38,314	$19,017

Net interest income	20,585	42,122	20,890
Plus tax equivalent adjustment to net interest income	640	1,393	756
Plus noninterest income, net of securities transactions	7,411	15,102	6,593
Total revenue	28,636	58,617	28,239

Efficiency ratio (Noninterest expense/total revenue)	66.95%	65.36%	67.34%

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

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019:

Tax equivalent net interest income decreased $259 thousand to $10.7 million in the second quarter of 2020 compared to $10.9 million for the same period in 2019. Balance sheet volume contributed $855 thousand to tax equivalent net interest but was more than offset by a $1.1 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30,
	2020			2019

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$77,451	$82	0.42%	$66,267	$403	2.44%
Investment securities:
Taxable	191,496	1,051	2.20%	85,825	587	2.74%
Tax Exempt	53,010	443	3.34%	41,913	353	3.38%
Investments	244,506	1,494	2.45%	127,738	940	2.95%
Loans:
Commercial, industrial and agricultural	846,686	8,559	4.01%	836,751	9,754	4.63%
Residential mortgage	68,918	698	4.11%	69,806	741	4.25%
Home equity loans and lines	67,930	608	3.59%	64,808	839	5.19%
Consumer	6,520	64	3.94%	5,771	87	6.05%
Loans	990,054	9,929	3.99%	977,136	11,421	4.65%
Total interest-earning assets	1,312,011	$11,505	3.52%	1,171,141	$12,764	4.37%
Other assets	62,982			71,890
Total assets	$1,374,993			$1,243,031

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$372,373	$199	0.21%	$318,412	$302	0.38%
Money Management	448,069	342	0.31%	414,949	1,066	1.03%
Savings	91,790	17	0.07%	82,977	106	0.51%
Time	81,240	275	1.36%	93,927	359	1.53%
Total interest-bearing deposits	993,472	833	0.34%	910,265	1,833	0.81%

Total interest-bearing liabilities	993,472	833	0.34%	910,265	1,833	0.81%
Noninterest-bearing deposits	236,193			196,355
Other liabilities	15,301			14,960
Shareholders' equity	130,027			121,451
Total liabilities and shareholders' equity	$1,374,993			$1,243,031
T/E net interest income/Net interest margin		10,672	3.26%		10,931	3.74%
Tax equivalent adjustment		(340)			(368)
Net interest income		$10,332			$10,563

Net Interest Spread			3.18%			3.56%
Cost of Funds			0.27%			0.66%

Provision for Loan Losses

Following its second quarter assessment and analysis, the Bank expensed $2.0 million of its provision for loan loss expense for the second quarter as the economic effects and impact of the COVID-19 pandemic caused several qualitative factors in the allowance for loan loss calculation to increase. The provision expense was $0 thousand in the second quarter of 2019. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2020, noninterest income decreased $284 thousand from the same period in 2019. Loan service charges increased as mortgage production was higher in 2020. Deposit fees and service charges decreased primarily in transaction-based fees due to stay-at-home orders and business shutdowns. There were no sales of debt securities in the second quarter of 2020 compared to multiple sales in the same period in 2019 which generated net gains of $229 thousand.

The following table presents a comparison of noninterest income for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$1,590	$1,647	$(57)	(3.5)
Loan service charges	502	228	274	120.2
Deposit service charges and fees	397	603	(206)	(34.2)
Other service charges and fees	336	381	(45)	(11.8)
Debit card income	438	464	(26)	(5.6)
Increase in cash surrender value of life insurance	112	128	(16)	(12.5)
Net (losses)/gains on sales of debt securities	—	229	(229)	(100.0)
Change in fair value of equity securities	27	13	14	107.7
Other	10	3	7	233.3
Total noninterest income	$3,412	$3,696	$(284)	(7.7)

Noninterest Expense

Noninterest expense for the second quarter of 2020 was flat compared to the same period in 2019 of $9.6 million. Due to the pandemic there was very little change in all categories of noninterest expense. The pandemic held many expense items in check, such as business travel, education and community activities. The Bank estimates it has spent approximately $53 thousand in additional expenses for COVID related mitigation efforts. In addition, the Bank contributed $100 thousand to various social service and first responder organizations in our community.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2020	2019	Amount	%
Salaries and benefits	$5,382	$5,355	$27	0.5
Net occupancy	865	858	7	0.8
Marketing and advertising	464	481	(17)	(3.5)
Legal and professional	430	471	(41)	(8.7)
Data processing	834	738	96	13.0
Pennsylvania bank shares tax	263	243	20	8.2
FDIC insurance	88	115	(27)	(23.5)
ATM/debit card processing	279	247	32	13.0
Telecommunications	108	107	1	0.9
Other	931	991	(60)	(6.1)
Total noninterest expense	$9,644	$9,606	$38	0.4

Provision for Income Taxes

For the second quarter of 2020, the Corporation recorded a Federal income tax benefit of $942 thousand compared to a tax expense of $669 thousand for the same quarter in 2019. Contributing to the $942 thousand net benefit, the Corporation recorded an income tax benefit of $1.1 million in the second quarter of 2020 connected to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it is able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. The effective tax rate for the second quarter of 2020 was 8.0% (excluding the NOL benefit, compared to 14.4% for the same quarter in 2019. The federal statutory tax rate is 21% for 2020 and 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019:

Tax equivalent net interest income decreased $421 thousand to $21.2 million in the first half of 2020 compared to $21.6 million for the same period in 2019. Balance sheet volume contributed $911 thousand to tax equivalent net interest but was more than offset by a $1.3 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30,
	2020			2019

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$73,213	$340	0.93%	$40,831	$499	2.46%
Investment securities:
Taxable	181,908	2,119	2.34%	84,071	1,130	2.71%
Tax Exempt	38,435	659	3.43%	46,514	780	3.35%
Investments	220,343	2,778	2.53%	130,585	1,910	2.95%
Loans:
Commercial, industrial and agricultural	819,886	17,449	4.22%	837,326	19,398	4.62%
Residential mortgage	68,633	1,427	4.19%	69,637	1,492	4.28%
Home equity loans and lines	67,265	1,332	3.97%	65,391	1,671	5.15%
Consumer	6,514	145	4.46%	5,449	169	6.25%
Loans	962,298	20,353	4.20%	977,803	22,730	4.64%
Total interest-earning assets	1,255,854	$23,471	3.75%	1,149,219	$25,139	4.41%
Other assets	64,396			69,815
Total assets	$1,320,250			$1,219,034

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$348,837	$473	0.27%	$307,161	$565	0.37%
Money Management	440,170	1,083	0.49%	419,932	2,112	1.01%
Savings	87,924	74	0.17%	82,072	213	0.52%
Time	84,507	616	1.46%	83,263	567	1.37%
Total interest-bearing deposits	961,438	2,246	0.47%	892,428	3,457	0.78%

Other borrowings	—	—	—	2,678	36	2.61%
Total interest-bearing liabilities	961,438	2,246	0.47%	895,106	3,493	0.79%
Noninterest-bearing deposits	212,464			190,117
Other liabilities	16,529			13,683
Shareholders' equity	129,819			120,128
Total liabilities and shareholders' equity	$1,320,250			$1,219,034
T/E net interest income/Net interest margin		21,225	3.39%		21,646	3.80%
Tax equivalent adjustment		(640)			(756)
Net interest income		$20,585			$20,890

Net Interest Spread			3.28%			3.62%
Cost of Funds			0.38%			0.65%

Provision for Loan Losses

Year-to-date, the Bank expensed $5.0 million for provision for loan loss expense from the assessment and analysis of the Bank’s allowance for loan loss as the economic effects of the COVID-19 pandemic caused several qualitative factors in the calculation to increase from moderate risk to very high risk. The provision expense was $399 thousand in the first half of 2019. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2020, noninterest income increased $439 thousand from the same period in 2019. Loan service charges increased as mortgage production was higher in 2020 due to a higher volume of mortgage refinancing. Deposit fees and service charges decreased primarily in transaction-based fees due to stay-at-home orders and business shutdowns.

The life insurance gain was from a bank-owned life insurance policy. There was one debt security sale in the second quarter of 2020 compared to multiple sales in the same period in 2019 which generated net gains of $229 thousand The change in the fair value of equity investments recorded through income was a loss of $100 thousand compared to a gain of $16 thousand in the same period in 2019.

The following table presents a comparison of noninterest income for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$3,035	$3,099	$(64)	(2.1)
Loan service charges	786	431	355	82.4
Deposit service charges and fees	962	1,149	(187)	(16.3)
Other service charges and fees	683	734	(51)	(6.9)
Debit card income	857	866	(9)	(1.0)
Increase in cash surrender value of life insurance	236	255	(19)	(7.5)
Bank owned life insurance gain	812	—	812	NA
Net (losses)/gains on sales of debt securities	(10)	253	(263)	(104.0)
Change in fair value of equity securities	(100)	16	(116)	(725.0)
Other	40	59	(19)	(32.2)
Total noninterest income	$7,301	$6,862	$439	6.4

Noninterest Expense

Noninterest expense for the first half of 2020 increased $156 thousand compared to the same period in 2019. The increase in salaries and benefits was primarily due to an increase in salary expense ($792 thousand) from merit increases, net of a decrease in health insurance ($198 thousand), compared to the same period in 2019. Data processing expenses increased due to more customers utilizing mobile banking during the pandemic closure and as the Bank added functionality to its mobile banking platform. Overall, the pandemic held many expense items in check, such as business travel, education and community activities. The Bank estimates it has spent approximately $53 thousand in additional expenses for COVID related mitigation efforts. In addition, the Bank contributed $100 thousand to various social service and first responder organizations in our community.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2020	2019	Amount	%
Salaries and employee benefits	$10,916	$10,797	$119	1.1
Net occupancy	1,695	1,715	(20)	(1.2)
Marketing and advertising	919	883	36	4.1
Legal and professional	825	901	(76)	(8.4)
Data processing	1,641	1,443	198	13.7
Pennsylvania bank shares tax	438	486	(48)	(9.9)
FDIC insurance	148	180	(32)	(17.8)
ATM/debit card processing	543	505	38	7.5
Telecommunications	213	211	2	0.9
Other	1,835	1,896	(61)	(3.2)
Total noninterest expense	$19,173	$19,017	$156	0.8

Provision for Income Taxes

For the first half of 2020, the Corporation recorded a Federal income tax benefit of $1.0 million compared to a tax expense of $1.1 million for the same period in 2019. The Corporation recorded an income tax benefit of $1.1 million in the second quarter of 2020. This benefit was available due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018m, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it is able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. The effective tax rate for the first half of 2020 was 1.7% (excluding the NOL benefit), compared to 13.4% for the same period in 2019. The federal statutory tax rate is 21% for 2020 and 2019.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $58.6 million at June 30, 2020, a decrease of $25.2 million from the prior year-end balance of $83.8 million. The decrease was mainly due to lower interest-bearing balances at the Federal Reserve due to purchases in the investment portfolio. Interest-bearing deposits are held primarily at the Federal Reserve ($39.7 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $92.1 million on a cost basis, since year-end 2019. The composition of the portfolio has remained consistent with municipal securities and U.S. Agency mortgage-backed securities comprising the greatest portion of the portfolio at approximately 61% and 23% of the portfolio fair value, respectively. The average life of the portfolio was 7.05 years.

The AFS securities portfolio had a net unrealized gain of $6.9 million at June 30, 2020 compared to a net unrealized gain of $234 thousand at the prior year-end. The portfolio averaged $220.3 million with a yield of 2.53% for the first six months of 2020. This compares to an average of $130.6 million and a yield of 2.95% for the same period in 2019.

The municipal bond portfolio is well diversified geographically (164 issuers) and is comprised primarily of general obligation bonds (58%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (11%), California (10%), and Michigan (9%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

The unrealized loss in the municipal bond portfolio decreased to $177 thousand from $997 thousand at December 31, 2019. There are twenty securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred portfolio contains five securities with a fair value of $3.7 million and an unrealized loss of $411 thousand. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. All of the Bank’s trust preferred securities are single issue, variable rate notes with long maturities (2027–2028). None of these issuers have suspended or missed a dividend payment. At June 30, 2020, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the Asset-backed securities portfolio increased $544 thousand from December 31, 2019.  This sector had the largest unrealized loss of $849 thousand, 53.3% of the total unrealized losses ($1.6 million).   FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the US Department of Education.   The FFELP bonds are all rated AAA.  Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $468 thousand of restricted stock at June 30, 2020. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $7.2 million over year-end 2019, as the Bank originated a higher volume of junior liens and lines of credit. For the first six months of 2020, the Bank originated $37.4 million and sold $25.6 million in mortgages for a fee through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($9.3 million), while loans for individuals to construct personal residences totaled $4.3 million at June 30, 2020. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased slightly to $497.7 million from $494.2 million at the end of 2019, as originations largely kept pace with pay-downs. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($70.0 million), land development ($63.6 million), office buildings ($55.6 million), shopping centers ($34.5 million) and warehouse ($31.1 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 17 flagged brands, representing 9 hotel chains. Independent hotels represent only 4% of the hotel portfolio.

Also included in CRE are real estate construction loans totaling $90.6 million. At June 30, 2020, the Bank had $22.4 million in real estate construction loans funded with an interest reserve and capitalized $509 thousand of interest in 2020 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $66.4 million to $296.4 million at June 30, 2020, compared to $230.0 million at the end of 2019, primarily due to PPP originations. At June 30, 2020, the Bank had approximately $153 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($76.1 million), utilities ($40.7 million), educational services ($23.1 million), real estate rental and leasing ($12.1 million) and finance and insurance ($11.2 million). This category also includes $63 million of PPP loans that are 100% guaranteed by the SBA.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2020, the outstanding commercial participations accounted for 6.3%, or $63.7 million, of total gross loans compared to 9.4% and $67.7 million at December 31, 2019. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $80.2 million, compared to $84.0 million at December 31, 2019. The commercial loan participations are comprised of $13.8 million of Commercial loans and $49.9 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $242 thousand to $6.7 million at June 30, 2020, compared to $6.4 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$80,774	$85,319	$(4,545)	(5.3)
Commercial first lien	62,158	57,627	4,531	7.9
Total first liens	142,932	142,946	(14)	(0.0)

Consumer junior liens and lines of credit	49,741	42,715	7,026	16.4
Commercial junior liens and lines of credit	5,092	4,882	210	4.3
Total junior liens and lines of credit	54,833	47,597	7,236	15.2
Total residential real estate 1-4 family	197,765	190,543	7,222	3.8

Residential real estate - construction
Consumer	4,314	4,107	207	5.0
Commercial	9,263	9,216	47	0.5
Total residential real estate construction	13,577	13,323	254	1.9

Commercial real estate	497,682	494,262	3,420	0.7
Commercial	296,432	230,007	66,425	28.9
Total commercial	794,114	724,269	69,845	9.6

Consumer	6,682	6,440	242	3.8
	1,012,138	934,575	77,563	8.3
Less: Allowance for loan losses	(16,555)	(11,966)	(4,589)	38.4
Net Loans	$995,583	$922,609	$72,974	7.9

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$62,080	$—
Five-year loans	433	—
Total Paycheck Protection Program loans	$62,513	$—	$62,513	N/A

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans rated 5 are pass credits but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors loan quality by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.,

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $11.5 million at quarter end compared to $11.1 million at March 31, 2020 and $11.6 million at December 31, 2019. The watch list includes both performing and nonperforming loans. Included in the substandard total are $4.1 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Nonaccrual loans are rated no better than 7-Substandard.

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for and all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 60% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2020, the Bank had loans of $23 million (2.2% of gross loans) that exceeded the supervisory limit, compared to 2.69% at year-end 2019.

Loan quality, overall, has remained stable during the second quarter of 2020 with both nonaccrual loans, and loans past due 90 days or more increasing only approximately $300 thousand. The nonperforming ratios are comparable to the December 31, 2019 ratios. Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus do not need to be reported as past due during the period of the qualifying modification for short-term loan modifications (e.g. six months). Consequently, loan delinquencies and nonaccrual loans could increase during the second half of 2020 if modified loans are not able to return to a performing status. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days totaled $7.4 million at quarter end compare to $6.3 million at March 31, 2020 and $7.7 million at December 31, 2019. The following table presents a summary of nonperforming assets as of:

	June 30,	December 31,
(Dollars in thousands)	2020	2019

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$68
Junior liens and lines of credit	14	31
Total	55	99
Residential real estate - construction	518	523
Commercial real estate	3,367	3,009
Commercial	207	197
Total nonaccrual loans	4,147	3,828

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	—	31
Junior liens and lines of credit	12	46
Total	12	77
Consumer	2	—
Total loans past due 90 days or more and still accruing	14	77

Total nonperforming loans	4,161	3,905

Other real estate owned	—	—
Total nonperforming assets	$4,161	$3,905

Nonperforming loans to total gross loans	0.41%	0.42%
Nonperforming assets to total assets	0.29%	0.31%
Allowance for loan losses to nonperforming loans	397.86%	306.43%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 56% of the total nonaccrual balance. In July 2020, the Bank received a $761 thousand payment on Credit 2.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,299	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$3,064
Credit 2	1,004	—	Mar-19	N	land for residential development, residential and commercial real estate	PA	$1,517
	$2,303	$—

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $12.3 million compared to $12.2 million at year-end 2019.

Pandemic Effect on Loan Quality: The credit quality of the Bank’s loan portfolio as of June 30, 2020 is stable. The ratio of nonperforming loans to total gross loans is .41%. However, the pandemic outbreak has the potential to affect the credit quality of the loan portfolio in future periods. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the pandemic. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn is uncertain, as is the effect on the Bank’s loan portfolio.

As addressed below in the Allowance for Loan Losses (ALL) section, the ALL was increased by $2.0 million in the second quarter of 2020 based on higher risk factors in the qualitative allowance. In evaluating the loan portfolio, the most significant things considered were; loan deferrals or modifications, the Paycheck Protection Program, and composition of the portfolio by industry segments.

Loan Deferrals. As the economy quickly contracted in March 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. Under guidance provided by the CARES Act and a joint regulatory agency statement issued by banking agencies, banks could, under certain circumstances, avoid reporting loan modifications as delinquent, nonperforming or as a trouble debt restructuring. As of June 30, 2020, the Bank has granted approximately $196 million loan deferrals or modifications (approximately 19% of gross loans). These modifications include the deferral of principal and interest payments, deferral of interest payments for interest only lines of credit or providing for an interest only payment. Any interest that is deferred is due and payable at the end of the deferral period. Principal that is deferred will be added to the end of the loan as an extension of the maturity date or as a balloon payment, depending on the loan structure. The Bank will continue to accrue interest during the deferral period. The majority of deferrals were for an initial period of 3 months with the potential for second 3-month deferral after review.

The following tables show the loan deferrals made as of June 30, 2020 by North American Industry Classification System (NAICS) code and type of collateral, as well as the type of modifications made as of June 30, 2020.

				Percent of	Collateral
(Dollars in thousands)	Number of		Percent of	Risk-based	Real Estate	Non-Real Estate
Industry Description	Loans	Balance	Gross Loans	Capital (1)	secured	secured
Real Estate and Rental and Leasing	71	$72,389	7%	8%	$72,138	$251
Accommodation and Food Services	52	70,796	7%	8%	70,260	536
Retail Trade	17	24,198	2%	3%	24,063	135
Health Care and Social Assistance	16	6,974	1%	1%	5,434	1,540
Construction	25	4,590	< 1%	1%	2,635	1,955
Arts, Entertainment, and Recreation	12	3,842	< 1%	< 1%	3,466	376
Agriculture, Forestry, Fishing and Hunting	7	2,705	< 1%	< 1%	2,603	102
Other Services (except Public Administration)	13	1,801	< 1%	< 1%	1,537	264
Administrative/Support & Waste Mgt Services	9	1,521	< 1%	< 1%	1,263	258
Transportation and Warehousing	12	1,407	< 1%	< 1%	440	967
Public Administration	1	396	< 1%	< 1%	396	—
Professional, Scientific, & Technical Services	7	360	< 1%	< 1%	—	360
Manufacturing	5	311	< 1%	< 1%	120	191
Residential and Consumer loans	43	5,198	1%	1%	5,161	37
Total	290	$196,488	19%	23%	$189,516	$6,972
(1) Based on Bank's Risk-based Capital

	Number of
Types of Modifications	Loans	Balance
Interest only extension for 1-3 months	48	$34,425
Interest only payment deferral for 1-3 months	20	2,316
Interest only extension for 4-6 months	1	280
Principal and interest payment deferral for 1-3 months	213	150,697
Principal and interest payment deferral for 4-6 months	8	8,770
	290	$196,488

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future.

Paycheck Protection Program. The Bank participated in the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans, are 100 percent guaranteed by the SBA, have a maturity of two-years and have a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan for the first six months, then it is fully amortizing for the remainder of the two-year term. The SBA pays originating banks a processing fee ranging from 3% to 5% of the loan, depending on the loan balance. At June 30, 2020 the Bank held $62.5 million of PPP loans.  The Bank recorded $233 thousand in income from PPP loan origination fees, reported in interest income, during the second quarter of 2020. The Bank expects to recognize additional processing fees of approximately $2.1 million over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. The PPP loans are 100% guaranteed by the SBA, thereby presenting no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary. However, the PPP loan is only designed to cover short-term operating needs of the borrower. If the economy does not recover quickly from the pandemic and the borrower experiences long-term operational problems beyond the PPP funding, the performance of other loans to these customers could begin to deteriorate.

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

The following table shows the loan portfolio by perceived pandemic risk at June 30, 2020.

(Dollars in thousands)

Low	$517,628
Medium	366,645
High	127,865
Total	$1,012,138

The following tables show the medium and high perceived pandemic risk by industry and collateral at June 30, 2020.

(Dollars in thousands)			Percent of
		Percent of	Risk-based
Medium Risk		Gross Loans	Capital (1)	Real Estate Secured	Non-Real Estate Secured
Retail - Consumer Loans - Non-Real Estate	$5,821	1%	1%	$—	$5,821
Construction	65,792	7%	8%	57,710	8,082
Real Estate and Rental and Leasing	295,032	29%	34%	282,948	12,084
Total	$366,645	36%	42%	$340,658	$25,987

High Risk
Arts, Entertainment, and Recreation	$14,649	1%	2%	$13,677	$972
Retail Trade - Non-Operating Sectors	34,109	3%	4%	31,835	2,274
Accommodation and Food Services	79,107	8%	9%	77,611	1,496
Total	$127,865	13%	15%	$123,123	$4,742
(1) Based on Bank's Risk-based Capital

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2020 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $426 thousand at June 30, 2020 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. There was no specific reserve established for any of the impaired loans. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, were excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $3.6 million at June 30, 2020, compared to $2.9 million at year-end 2019.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high and very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. At June 30, the Bank increased the basis point adjustment connected to the very high range for the economic conditions risk factor to reflect increased risk presented by the pandemic. The risk score for delinquency and classified loan factors remained unchanged but could increase depending loan performance in the future. In addition, the Bank carved out the portfolio of modified loans for a qualitative assessment separate from the overall commercial loan portfolio. This allowed for assignment of a higher qualitative risk score on this portfolio. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis. Year-to-date, these changes resulted in a $4.4 million increase in the qualitative component of the ALL to $12.2 million as of June 30, 2020 compared to $7.7 million at December 31, 2019.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of June 30, 2020.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at March 31, 2020	$563	$178	$269	$8,249	$4,713	$98	$660	$14,730
Charge-offs	—	—	—	—	(145)	(29)	—	(174)
Recoveries	1	—	—	—	19	4	—	24
Provision	16	19	(27)	588	1,258	32	89	1,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	—	—	—	(365)	(59)	—	(424)
Recoveries	4	—	—	—	24	10	—	38
Provision	160	78	55	2,230	2,165	70	217	4,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at March 31, 2019	$487	$132	$154	$6,470	$4,801	$72	$565	$12,681
Charge-offs	(1)	—	—	(123)	(14)	(25)	—	(163)
Recoveries	2	1	—	20	9	3	—	35
Provision	(51)	(20)	10	85	(63)	45	(6)	-
ALL at June 30, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553

ALL at December 31, 2018	$491	$133	$110	$6,278	$4,783	$70	$550	$12,415
Charge-offs	(34)	(1)	(3)	(186)	(75)	(51)	—	(350)
Recoveries	3	1	—	21	51	13	—	89
Provision	(23)	(20)	57	339	(26)	63	9	399
ALL at June 30, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

June 30, 2020
Loans evaluated for ALL:
Individually	$648	$—	$518	$11,127	$—	$—	$—	$12,293
Collectively	142,284	54,833	13,059	486,555	296,432	6,682	—	999,845
Total	$142,932	$54,833	$13,577	$497,682	$296,432	$6,682	$—	$1,012,138

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	580	197	242	8,837	5,845	105	749	16,555
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	187	6,607	4,021	84	532	11,966
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

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

The following table shows the ALL and charge-off ratios for the periods ended:

	Six Months Ended	Year ended	Six Months Ended
	June 30, 2020	December 31, 2019	June 30, 2019
Net charge-offs (recoveries)/average loans*	0.08%	0.07%	0.05%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	7.76%	289.54%	65.41%
Allowance for loan losses as a % of loans	1.64%	1.28%	1.28%
Net charge-offs (recoveries)	$386	$686	$261
* Annualized

Deposits:

Total deposits increased $148.0 million during the first six months of 2020 to $1.273 billion. Of this increase, approximately $36.0 million are remaining PPP loan proceeds. These deposits are expected to be short-term in nature.

Noninterest-bearing deposits increased $56.7 million (primarily in small business and commercial checking deposits) and interest-bearing checking and savings deposits increased $100.9 million, while time deposits decreased $9.6 million. Interest-bearing checking increased by $54.3 million, primarily in commercial and municipal deposits, while the Bank’s Money Management increased $34.0 million and Savings products increased $12.5 million compared to year-end 2019, as customers deposited stimulus checks and did not spend the funds. Time deposits also decreased since year-end and primarily in retail accounts.

As of June 30, 2020, the Bank had $194.5 million placed in the ICS reciprocal deposit program ($142.3 million in interest-bearing checking and $52.2 million in money management) and $3.0 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2020, the Bank’s reciprocal deposits were 15.5% of total liabilities compared to 14.2% at year-end 2019.

	June 30,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest-bearing checking	$248,851	$192,108	$56,743	29.5

Interest-bearing checking	386,230	331,886	54,344	16.4
Money management	463,207	429,199	34,008	7.9
Savings	95,355	82,851	12,504	15.1
Total interest-bearing checking and savings	944,792	843,936	100,856	12.0

Time deposits	79,710	89,348	(9,638)	(10.8)
Total deposits	$1,273,353	$1,125,392	$147,961	13.1

Overdrawn deposit accounts reclassified as loans	$93	$153

Borrowings:

The Corporation had no borrowings at June 30, 2020 and December 31, 2019.

On August 4, 2020 the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Total shareholders’ equity increased $7.3 million to $134.8 million at June 30, 2020, from $127.5 million at the end of 2019. The Corporation’s net earnings of $4.8 million were partially offset by the cash dividend of $2.6 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $515 thousand in new capital from optional cash contributions and $425 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 54.49% for the first six months of 2020.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2020, the Corporation paid a $0.30 per share dividend, compared to $0.30 paid in the second quarter of 2019. On July 11, 2020 the Board of Directors declared a $0.30 per share regular quarterly dividend for the third quarter of 2020, which will be paid on August 26, 2020.

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

Capital adequacy is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of

5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2020 was 7.64% (total risk-based capital 15.64% less 8.00%) compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2020, the Bank was “well capitalized”.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filing. The Bank met the criteria of a QCBR but did not opt-in to the CBLR.

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.66%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.38%	14.62%	4.500%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.66%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	14.38%	14.62%	6.000%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.93%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.64%	15.87%	8.000%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.22%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	9.05%	9.59%	4.000%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 9.9% in Cumberland County to 15.1% in Fulton County, as of the end of May. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

In early March 2020, the economic outlook changed dramatically driven primarily by the COVID-19 pandemic. The effects of the pandemic stretched into the second quarter of 2020 and are expected to last throughout the remainder of the year. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the virus. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn and its effect on the Corporation is uncertain.

Impact of Inflation

The impact of inflation upon financial institutions such as the Corporation differs from its effect upon other commercial enterprises. Unlike many companies, the assets and liabilities of the Corporation are financial in nature. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and how such changes affect market rates and the Corporation. Although inflation (and inflation expectations) may affect the interest rate environment, it is not possible to measure with any precision the effect of inflation on the Corporation.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $200 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at June 30, 2020.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$372,200	$—	$372,200
Federal Reserve Bank Discount Window	21,000	—	21,000
Correspondent Banks	21,000	—	21,000
Paycheck Protection Program Liquidity Facility	62,513	—	62,513
Total	$476,713	$—	$476,713

Pandemic Effect on Liquidity: The Bank is closely monitoring its liquidity needs as loans are modified and delinquencies are expected to increase. The Bank expects to see a reduction in monthly cash flow from loan deferrals, as discussed in the Loan Quality section. The Bank expects to be able to absorb this reduction through its current liquidity resources. To support its liquidity position, the Bank is participating in the Paycheck Protection Program Liquidity Facility (PPPLF) established by the Federal Reserve to fund loans made through the Paycheck Protection Program sponsored by the Small Business Administration. The PPPLF is a term financing facility with a fixed interest rate of .35% and a maturity equal to the maturity date of the PPP loans (2 years or 5 years). Loans made through the PPP are used as collateral for PPPLF funding. The PPPLF will allow the Bank to fully fund its PPP loans at a low fixed rate without having to access its normal liquidity sources described above. The Bank believes it can meet all anticipated liquidity demands of the pandemic through its current liquidity sources and the government sponsored programs.

The CARES Act also granted the FDIC authority to reinstitute the liquidity guarantee program to offer unlimited FDIC insurance on noninterest bearing deposits. If this is approved by the FDIC, it would provide less incentive for customers to withdraw deposits and possibly strain bank liquidity

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $342.9 million and $336.6 million, respectively, at June 30, 2020 and December 31, 2019. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At June 30, 2020 this reserve was $2.1 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2020. For more information on market risk refer to the Corporation’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 1A. Risk Factors

During the six months ended June 30, 2020 the Corporation has determined the following risk associated with its business, financial condition, results of operations and common stock. This risk factor supplements the risk factors described in the Corporation’s 2019 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and continuing through September 12, 2020. The Corporation suspended activity in the stock repurchase plan on March 19, 2020. There were no share purchases made during the second quarter of 2020.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation.

3.2	Bylaws of the Corporation. (Filed as Exhibit 3.2 to Current Report on Form 8-K, as filed with the commission on December 21, 2018 and incorporated herein by reference.)

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 7, 2020	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 7, 2020	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)