Form 10-Q
period 2020-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2020-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 4,372,757 outstanding shares of the Registrant’s common stock as of October 31, 2020.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$16,780	$15,336
Short-term interest-bearing deposits in other banks	54,380	68,492
Total cash and cash equivalents	71,160	83,828
Long-term interest-bearing deposits in other banks	14,235	8,746
Debt securities available for sale, at fair value	346,473	187,433
Equity securities	301	440
Restricted stock	468	465
Loans held for sale	9,498	2,040
Loans	1,022,958	934,575
Allowance for loan losses	(17,151)	(11,966)
Net Loans	1,005,807	922,609
Premises and equipment, net	13,375	13,851
Right of use asset	4,899	5,126
Bank owned life insurance	21,177	23,748
Goodwill	9,016	9,016
Deferred tax asset, net	3,961	4,003
Other assets	10,843	7,852
Total assets	$1,511,213	$1,269,157

Liabilities
Deposits
Noninterest-bearing checking	$270,489	$192,108
Money management, savings, and interest checking	986,943	843,936
Time	79,317	89,348
Total deposits	1,336,749	1,125,392
Subordinate notes	19,547	—
Lease liability	4,953	5,161
Other liabilities	10,390	11,076
Total liabilities	1,371,639	1,141,629

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,872 shares issued and 4,370,667 shares outstanding at September 30, 2020 and
4,709,849 shares issued and 4,352,753 shares outstanding at December 31, 2019	4,711	4,710
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,505	42,268
Retained earnings	99,280	94,946
Accumulated other comprehensive income (loss)	1,367	(5,986)
Treasury stock, 340,205 shares at September 30, 2020 and 357,096 shares at
December 31, 2019, at cost	(8,289)	(8,410)
Total shareholders' equity	139,574	127,528
Total liabilities and shareholders' equity	$1,511,213	$1,269,157

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$9,499	$11,184	$29,346	$33,318
Interest and dividends on investments:
Taxable interest	1,159	695	3,270	1,809
Tax exempt interest	504	200	1,028	819
Dividend income	3	5	12	21
Interesting-bearing deposits in other banks	72	638	412	1,137
Total interest income	11,237	12,722	34,068	37,104
Interest expense
Deposits	687	1,887	2,933	5,343
Short-term borrowings	—	—	—	36
Subordinate notes	167	—	167	—
Total interest expense	854	1,887	3,100	5,379
Net interest income	10,383	10,835	30,968	31,725
Provision for (recovery of) loan losses	375	(162)	5,350	237
Net interest income after provision for loan losses	10,008	10,997	25,618	31,488
Noninterest income
Investment and trust services fees	1,433	1,482	4,469	4,582
Loan service charges	710	238	1,496	670
Deposit service charges and fees	497	632	1,459	1,781
Other service charges and fees	382	401	1,065	1,135
Debit card income	491	469	1,347	1,335
Increase in cash surrender value of Bank owned life insurance	110	127	346	383
Bank owned life insurance gain	—	9	812	9
Net (losses) gains on sales of debt securities	(16)	3	(26)	256
Change in fair value of equity securities	(39)	(6)	(139)	10
Other	35	123	74	181
Total noninterest income	3,603	3,478	10,903	10,342
Noninterest Expense
Salaries and employee benefits	5,421	5,419	16,337	16,216
Net occupancy	838	831	2,533	2,545
Marketing and advertising	384	324	1,303	1,207
Legal and professional	499	409	1,324	1,310
Data processing	871	693	2,511	2,135
Pennsylvania bank shares tax	263	248	701	734
FDIC Insurance	128	(76)	276	104
ATM/debit card processing	285	256	828	761
Telecommunications	110	106	323	318
Other	850	781	2,685	2,680
Total noninterest expense	9,649	8,991	28,821	28,010
Income before federal income taxes	3,962	5,484	7,700	13,820
Federal income tax expense (benefit)	500	985	(548)	2,100
Net income	$3,462	$4,499	$8,248	$11,720
Per share
Basic earnings per share	$0.79	$1.04	$1.90	$2.67
Diluted earnings per share	$0.79	$1.03	$1.89	$2.66

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2020	2019	2020	2019
Net Income	$3,462	$4,499	$8,248	$11,720

Debt Securities:
Unrealized gains arising during the period	2,631	589	9,283	3,223
Reclassification adjustment for losses (gains) included in net income (1) (2)	16	(3)	26	(256)
Net unrealized gains	2,647	586	9,309	2,967
Tax effect	(555)	(123)	(1,956)	(622)
Net of tax amount	2,092	463	7,353	2,345

Total other comprehensive income	2,092	463	7,353	2,345

Total Comprehensive Income	$5,554	$4,962	$15,601	$14,065

(1) Reclassified to net gains on sales of debt securities
(2) Net of the reclassification of ($3), $1, ($5) and $54 to Federal income tax (benefit) expense

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2020 and 2019

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	of Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2020	4,352,484	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840
Net income		—	—	3,462	—	—	3,462
Other comprehensive income		—	—	—	2,092	—	2,092
Cash dividends declared, $0.30 per share		—	—	(1,306)	—	—	(1,306)
Treasury shares issued under dividend reinvestment plan	17,840	—	(13)	—	—	435	422
Stock Compensation Plans:
Treasury shares issued	293	—	—	—	—	7	7
Common shares issue	50	—	1	—	—	—	1
Compensation expense		—	56	—	—	—	56
Balance at September 30, 2020	4,370,667	$4,711	$42,505	$99,280	$1,367	$(8,289)	$139,574

Balance at January 1, 2020	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income		—	—	8,248	—	—	8,248
Other comprehensive income		—	—	—	7,353	—	7,353
Cash dividends declared, $0.90 per share		—	—	(3,914)	—	—	(3,914)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan	52,928	—	78	—	—	1,284	1,362
Stock Compensation Plans:
Treasury shares issued	364	—	1	—	—	9	10
Common shares issued	1,023	1	17	—	—	—	18
Compensation expense		—	141	—	—	—	141
Balance at September 30, 2020	4,370,667	$4,711	$42,505	$99,280	$1,367	$(8,289)	$139,574

Balance at July 1, 2019	4,382,944	$4,708	$42,040	$88,658	$(4,498)	$(6,994)	$123,914
Net income		—	—	4,499	—	—	4,499
Other comprehensive income		—	—	—	463	—	463
Cash dividends declared, $0.30 per share		—	—	(1,302)	—	—	(1,302)
Acquisition of treasury stock	(48,825)	—	—	—	—	(1,816)	(1,816)
Treasury shares issued under dividend reinvestment plan	9,986	—	103	—	—	232	335
Stock Compensation Plans:
Treasury shares issued	10	—	—	—	—	—	—
Common shares issued	200	1	6	—	—	—	7
Balance at September 30, 2019	4,344,315	$4,709	$42,149	$91,855	$(4,035)	$(8,578)	$126,100

Balance at January 1, 2019	4,408,761	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396
Net income		—	—	11,720	—	—	11,720
Other comprehensive income		—	—	—	2,345	—	2,345
Cash dividends declared, $0.87 per share		—	—	(3,811)	—	—	(3,811)
Acquisition of treasury stock	(103,588)	—	—	—	—	(3,843)	(3,843)
Treasury shares issued under dividend reinvestment plan	29,690	—	438	—	—	619	1,057
Stock Compensation Plans:
Treasury shares issued	2,270	—	27	—	—	47	74
Common shares issued	7,182	8	154	—	—	—	162
Balance at September 30, 2019	4,344,315	$4,709	$42,149	$91,855	$(4,035)	$(8,578)	$126,100

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$8,248	$11,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	998	1,030
Net amortization of loans and investment securities	1,620	922
Provision for loan losses	5,350	237
Decrease (increase) in fair value of equity securities	139	(10)
Debt securities losses (gains), net	26	(256)
Loans originated for sale	(66,296)	(32,220)
Proceeds from sale of loans	58,838	30,409
Write-down of other real estate owned	—	6
Gain on sale of other real estate owned	—	(9)
Increase in cash surrender value of bank owned life insurance	(346)	(383)
Gains from claim on bank owned life insurance policies	(812)	—
Income tax benefit of statutory treatment of net operating loss carryback	(1,112)	—
Stock option compensation	141	—
(Increase) decrease in other assets	(3,602)	1,538
(Decrease) increase in other liabilities	(817)	1,582
Net cash provided by operating activities	2,375	14,566
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(5,489)	(9,496)
Proceeds from sales and calls of investment securities available for sale	1,390	18,781
Proceeds from maturities and pay-downs of securities available for sale	31,450	25,233
Purchase of investment securities available for sale	(183,927)	(57,669)
Net increase in restricted stock	(3)	(13)
Net (increase) decrease in loans	(88,838)	35,700
Proceeds from surrender of bank owned life insurance policy	3,623	—
Proceeds from the sale of other real estate owned	—	74
Capital expenditures	(451)	(610)
Net cash (used in) provided by investing activities	(242,245)	12,000
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	221,388	49,392
Net (decrease) increase in time deposits	(10,031)	27,580
Proceeds from subordinated notes, net of issuance costs	19,541	—
Dividends paid	(3,914)	(3,811)
Purchase of Treasury shares	(1,172)	(3,843)
Cash received from option exercises	28	236
Treasury shares issued under dividend reinvestment plan	1,362	1,057
Net cash provided by financing activities	227,202	70,611
(Decrease) increase in cash and cash equivalents	(12,668)	97,177
Cash and cash equivalents at the beginning of the period	83,828	52,957
Cash and cash equivalents at the end of the period	$71,160	$150,134
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,158	$5,181
Income taxes	$1,548	$80
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$105	$22

 The accompanying notes are an integral part of these unaudited financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly owned subsidiary, Franklin Financial Properties Corp. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of the non-bank subsidiary is not significant to the consolidated totals. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2020, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2019 Annual Report on Form 10-K. The consolidated results of operations for the three-month and nine-month period ended September 30, 2020 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Weighted average shares outstanding (basic)	4,358	4,347	4,350	4,385
Impact of common stock equivalents	4	18	9	21
Weighted average shares outstanding (diluted)	4,362	4,365	4,359	4,406
Anti-dilutive options excluded from calculation	93	7	74	20
Net income	$3,462	$4,499	$8,248	$11,720
Basic earnings per share	$0.79	$1.04	$1.90	$2.67
Diluted earnings per share	$0.79	$1.03	$1.89	$2.66

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
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation. The new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements. A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started. The Corporation expects to be able to run the CECL model in test mode in 2021.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326):Targeted Transition Relief
Description

This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13. On October 16,2019, FASB approved its August 2019 proposal to grant certain small public companies a delay in the effective date of ASU 2016-13. For the Corporation, the delay makes the ASU effective January 2023. Since the Corporation currently meets the SEC definition of a small reporting company, the delay will be applied to the Corporation. Early adoption is permitted.

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation will continue to review the ASU as part of its adoption of ASU 2016-13.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	Unrealized Gains
	and Losses on
	Available-for-sale	Defined Benefit
(Dollars in thousands)	Securities	Pension Items	Total
Nine Months Ended September 30, 2020
Beginning Balance	$185	$(6,171)	$(5,986)
Other comprehensive income before reclassification, net of tax	7,333	—	7,333
Amounts reclassified from accumulated other comprehensive income, net of tax	20	—	20
Current period other comprehensive income	7,353	—	7,353
Ending balance	$7,538	$(6,171)	$1,367

Nine Months Ended September 30, 2019
Beginning Balance	$(870)	$(5,510)	$(6,380)
Other comprehensive income before reclassification, net of tax	2,546	—	2,546
Amounts reclassified from accumulated other comprehensive income, net of tax	(201)	—	(201)
Current period other comprehensive income	2,345	—	2,345
Ending balance	$1,475	$(5,510)	$(4,035)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$11,883	$29	$(49)	$11,863
Municipal securities	213,206	8,497	(270)	221,433
Trust preferred and Corporate securities	10,915	2	(223)	10,694
Agency mortgage-backed securities	62,438	1,977	(35)	64,380
Private-label mortgage-backed securities	5,807	22	(19)	5,810
Asset-backed securities	32,681	59	(447)	32,293
	$336,930	$10,586	$(1,043)	$346,473

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$8,418	$30	$(20)	$8,428
Municipal securities	90,865	1,418	(997)	91,286
Trust preferred and Corporate securities	4,097	—	(130)	3,967
Agency mortgage-backed securities	58,503	435	(234)	58,704
Private-label mortgage-backed securities	398	31	—	429
Asset-backed securities	24,918	6	(305)	24,619
	$187,199	$1,920	$(1,686)	$187,433

At September 30, 2020 and December 31, 2019, the fair value of AFS securities pledged to secure public funds and trust deposits totaled $140.5 million and $107.1 million, respectively.

The amortized cost and estimated fair value of debt securities at September 30, 2020, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$5,925	$5,960
Due after one year through five years	23,217	23,715
Due after five years through ten years	174,099	180,496
Due after ten years	32,763	33,819
	236,004	243,990
Mortgage-backed and asset-backed securities	100,926	102,483
	$336,930	$346,473

The composition of the net realized gains on AFS securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$1,225	$1,826	$1,390	$18,781
Gross gains realized	7	4	7	285
Gross losses realized	(23)	(1)	(33)	(29)
Net (losses) gains realized	$(16)	$3	$(26)	$256

Tax benefit (provision) on net (losses) gains realized	$3	$(1)	$5	$(54)

Impairment:

The AFS securities portfolio contained 105 securities with $91 million of temporarily impaired fair value and $1.0 million in unrealized losses at September 30, 2020. The total unrealized loss position has decreased $643 thousand since year-end 2019.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at September 30, 2020, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$6,127	$(32)	7	$2,372	$(17)	10	$8,499	$(49)	17
Municipal securities	37,067	(270)	37	—	—	—	37,067	(270)	37
Trust preferred and Corporate securities	2,898	(64)	5	2,994	(159)	4	5,892	(223)	9
Agency mortgage-backed securities	9,011	(29)	8	3,479	(6)	5	12,490	(35)	13
Private-label mortgage-backed securities	3,473	(19)	1	—	—	—	3,473	(19)	1
Asset-backed securities	14,934	(156)	16	8,635	(291)	12	23,569	(447)	28
Total temporarily impaired securities	$73,510	$(570)	74	$17,480	$(473)	31	$90,990	$(1,043)	105

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred and Corporate securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

The following table represents the cumulative credit losses on AFS securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2020	2019
Balance of cumulative credit-related OTTI at January 1	$272	$272
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at September 30	$272	$272

Equity Securities at Fair Value

The Corporation owns one equity investment. At September 30, 2020 and December 31, 2019, this investment was reported at fair value of $301 thousand and $440 thousand, respectively, with changes in value reported through income.

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

Loans to contractors and developers are primarily dependent on the sale of improved lots or finished homes for repayment. Risks associated with these loans include the borrower’s character and capacity to complete a development, the effect of economic conditions on the valuation of lots or homes, cost overruns, delays in construction or contractor problems. In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the developer. Real estate construction loans are monitored on a regular basis by either an independent third party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes at a minimum, the submission of invoices or American Institute of Architects (AIA) documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

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

Loans to governmental municipalities are also included in the Commercial class. These loans generally have less risk than Commercial & Industrial (C&I) loans due to the taxing authority of the municipality and its ability to assess fees on services.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Residential Real Estate 1-4 Family
Consumer first liens	$79,361	$85,319
Commercial first lien	62,235	57,627
Total first liens	141,596	142,946

Consumer junior liens and lines of credit	53,932	42,715
Commercial junior liens and lines of credit	4,844	4,882
Total junior liens and lines of credit	58,776	47,597
Total residential real estate 1-4 family	200,372	190,543

Residential real estate - construction
Consumer	6,323	4,107
Commercial	7,891	9,216
Total residential real estate construction	14,214	13,323

Commercial real estate	505,498	494,262
Commercial	296,331	230,007
Total commercial	801,829	724,269

Consumer	6,543	6,440
	1,022,958	934,575
Less: Allowance for loan losses	(17,151)	(11,966)
Net Loans	$1,005,807	$922,609

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$(708)	$178

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$62,178	$—
Five-year loans	1,217	—
Total Paycheck Protection Program loans	$63,395	$—

Unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$(1,872)	$—
Five-year loans	(57)	—
Total unamortized deferred PPP loan fees	$(1,929)	$—

Loans pledged as collateral for borrowings and commitments from:
FHLB	$818,800	$764,340
Federal Reserve Bank	51,293	32,155
	$870,093	$796,495

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at July 1, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555
Charge-offs	—	—	—	—	—	(28)	—	(28)
Recoveries	—	—	—	—	243	6	—	249
Provision	(2)	14	17	372	(52)	11	15	375
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	—	—	—	(365)	(87)	—	(452)
Recoveries	4	—	—	—	267	16	—	287
Provision	158	92	72	2,602	2,113	81	232	5,350
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at July 1, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553
Charge-offs	-	—	(120)	(169)	(17)	(27)	—	(333)
Recoveries	1	—	—	1	111	11	—	124
Provision	2	1	139	266	(545)	2	(27)	(162)
ALL at September 30, 2019	$440	$114	$183	$6,550	$4,282	$81	$532	$12,182

ALL at December 31, 2018	$491	$133	$110	$6,278	$4,783	$70	$550	$12,415
Charge-offs	(34)	(1)	(123)	(355)	(92)	(78)	—	(683)
Recoveries	4	1	—	22	162	24	—	213
Provision	(21)	(19)	196	605	(571)	65	(18)	237
ALL at September 30, 2019	$440	$114	$183	$6,550	$4,282	$81	$532	$12,182

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of September 30, 2020 and December 31, 2019:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
September 30, 2020
Loans evaluated for ALL:
Individually	$643	$—	$515	$16,361	$—	$—	$—	$17,519
Collectively	140,953	58,776	13,699	489,137	296,331	6,543	—	1,005,439
Total	$141,596	$58,776	$14,214	$505,498	$296,331	$6,543	$—	$1,022,958

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	578	211	259	9,209	6,036	94	764	17,151
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	187	6,607	4,021	84	532	11,966
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

The following table shows additional information about those loans considered to be impaired at September 30, 2020 and December 31, 2019:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2020	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$643	$643	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	643	643	—	—	—
Residential real estate - construction	515	729	—	—	—
Commercial real estate	16,361	17,511	—	—	—
Commercial	—	—	—	—	—
Total	$17,519	$18,883	$—	$—	$—

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$659	$659	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	659	—	—	—
Residential real estate - construction	523	729	—	—	—
Commercial real estate	10,994	12,096	—	—	—
Commercial	—	—	—	—	—
Total	$12,176	$13,484	$—	$—	$—

The following table shows the average of impaired loans and related interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$645	$12	$651	$30
Junior liens and lines of credit	—	—	—	—
Total	645	12	651	30
Residential real estate - construction	517	—	519	—
Commercial real estate	16,580	93	13,041	280
Commercial	—	—	—	—
Total	$17,742	$105	$14,211	$310

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$396	$6	$399	$18
Junior liens and lines of credit	—	—	—	—
Total	396	6	399	18
Residential real estate - construction	646	—	650	—
Commercial real estate	12,461	98	12,933	302
Commercial	—	—	—	—
Total	$13,503	$104	$13,982	$320

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2020
Residential Real Estate 1-4 Family
First liens	$141,383	$42	$130	$—	$172	$41	$141,596
Junior liens and lines of credit	58,626	99	37	—	136	14	58,776
Total	200,009	141	167	—	308	55	200,372
Residential real estate - construction	13,699	—	—	—	—	515	14,214
Commercial real estate	496,472	296	—	443	739	8,287	505,498
Commercial	295,968	158	—	—	158	205	296,331
Consumer	6,493	31	12	7	50	—	6,543
Total	$1,012,641	$626	$179	$450	$1,255	$9,062	$1,022,958

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$141,843	$646	$358	$31	$1,035	$68	$142,946
Junior liens and lines of credit	47,420	70	30	46	146	31	47,597
Total	189,263	716	388	77	1,181	99	190,543
Residential real estate - construction	12,800	—	—	—	—	523	13,323
Commercial real estate	490,114	813	326	—	1,139	3,009	494,262
Commercial	229,659	31	120	—	151	197	230,007
Consumer	6,397	25	18	—	43	—	6,440
Total	$928,233	$1,585	$852	$77	$2,514	$3,828	$934,575

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2020
Residential Real Estate 1-4 Family
First liens	$141,555	$—	$41	$—	$141,596
Junior liens and lines of credit	58,762	—	14	—	58,776
Total	200,317	—	55	—	200,372
Residential real estate - construction	13,699	—	515	—	14,214
Commercial real estate	469,953	25,639	9,906	—	505,498
Commercial	284,339	11,618	374	—	296,331
Consumer	6,537	—	6	—	6,543
Total	$974,845	$37,257	$10,856	$—	$1,022,958

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$142,847	$—	$99	$—	$142,946
Junior liens and lines of credit	47,520	—	77	—	47,597
Total	190,367	—	176	—	190,543
Residential real estate - construction	12,800	—	523	—	13,323
Commercial real estate	483,878	5,875	4,509	—	494,262
Commercial	229,465	4	538	—	230,007
Consumer	6,440	—	—	—	6,440
Total	$922,950	$5,879	$5,746	$—	$934,575

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2020
Residential real estate - construction	1	$437	$437	$—	—	$—
Residential real estate	4	643	643	—	—	—
Commercial real estate - owner occupied	4	1,238	795	443	—	—
Commercial real estate - farm land	6	2,235	2,235	—	—	—
Commercial real estate - construction and land development	2	6,221	6,221	—	—	—
Commercial real estate	2	339	339	—	—	—
Total	19	$11,113	$10,670	$443	—	$—

December 31, 2019
Residential real estate - construction	1	$444	$444	$—	—	$—
Residential real estate	4	659	659	—	—	—
Commercial real estate - owner occupied	2	846	846	—	—	—
Commercial real estate - farm land	5	1,646	1,646	—	—	—
Commercial real estate - construction and land development	2	6,487	6,487	—	—	—
Commercial real estate	2	364	364	—	—	—
Total	16	$10,446	$10,446	$—	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2020, concession granted and the recorded investment as of September 30, 2020:

	New During Period
Nine Months Ended	Number of	Pre-TDR	After-TDR	Recorded
September 30, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$650	multiple
Commercial real estate - owner occupied	2	426	426	426	maturity
	3	$1,076	$1,076	$1,076

There were no new TDR loans during 2019. Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Such short-term modifications (e.g., six months) may include payment deferrals, fee waivers, extension of payment terms or other delays in payment that are insignificant. As of September 30, 2020, the Bank has granted approximately $83 million loan deferrals or modifications (approximately 8% of gross loans).

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$149	$183	$466	$555
Short-term lease cost	2	7	5	19
Variable lease cost	11	13	39	36
Total lease cost	$162	$203	$510	$610

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$447	$375

Weighted-average remaining lease term (years)	12.5	12.8
Weighted-average discount rate	3.54%	3.52%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2020 are as follows:

(Dollars in thousands)

2020	$143
2021	558
2022	546
2023	551
2024	525
2025 and beyond	3,876
Undiscounted cash flow	6,199
Imputed Interest	(1,246)
Total lease liability	$4,953

Note 8. Other Real Estate Owned

Changes in other real estate owned were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$—	$2,684	$—	$2,684
Additions	—	80	—	80
Proceeds from dispositions	—	(74)	—	(74)
Gains on sales, net	—	9	—	9
Valuation adjustment	—	(6)	—	(6)
Balance at the end of the period	$—	$2,693	$—	$2,693

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

The Corporation’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	September 30, 2020			September 30, 2019
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,880	Other Liabilities	$51	—	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$51			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Other Contracts	Other income/(expense)	$-	$-	$(33)	$-

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $51 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic cost:
Service cost	$83	$82	$249	$243
Interest cost	131	157	394	473
Expected return on plan assets	(269)	(272)	(809)	(814)
Recognized net actuarial loss	226	133	678	419
Total pension expense	$171	$100	$512	$321

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the third quarter of 2020. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Fair Value at September 30, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$301	$—	$—	$301

Available for sale:
U.S. Government and Agency securities	—	11,863	—	11,863
Municipal securities	—	221,433	—	221,433
Trust preferred and Corporate securities	—	10,694	—	10,694
Agency mortgage-backed securities	—	64,380	—	64,380
Private-label mortgage-backed securities	—	5,810	—	5,810
Asset-backed securities	—	32,293	—	32,293
Total assets	$301	$346,473	$—	$346,774

The fair value of derivative liabilities measured at fair value at September 30, 2020 is $51 thousand and is considered immaterial.

(Dollars in thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$440	$—	$—	$440

Available for sale:
U.S. Government and Agency securities	—	8,428	—	8,428
Municipal securities	—	91,286	—	91,286
Trust preferred and Corporate securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	58,704	—	58,704
Private-label mortgage-backed securities	—	429	—	429
Asset-backed securities	—	24,619	—	24,619
Total assets	$440	$187,433	$—	$187,873

Nonrecurring Fair Value Measurements

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2020 and the following table presents the fair value measurement by level within the fair value hierarchy used at December 31, 2019:

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$1,080	$1,080
Total assets	$—	$—	$1,080	$1,080

(1)Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2020. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2020.

There were no assets measured at fair value on a nonrecurring basis at September 30, 2020 and the following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2019:

(Dollars in thousands)				Range
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$1,080	Appraisal	Appraisal Adjustments	0% - 100% (48%)

(1) Includes assets directly charged-down to fair value during the year-to-date period.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$71,160	$71,160	$71,160	$—	$—
Long-term interest-bearing deposits in other banks	14,235	14,235	14,235	—	—
Loans held for sale	9,498	9,498	—	9,498	—
Net loans	1,005,807	1,008,275	—	—	1,008,275
Accrued interest receivable	6,286	6,286	—	—	6,286

Financial liabilities:
Deposits	$1,336,749	$1,337,396	$—	$1,337,396	$—
Accrued interest payable	378	378	—	378	—

	December 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$83,828	$83,828	$83,828	$—	$—
Long-term interest-bearing deposits in other banks	8,746	8,746	8,746	—	—
Loans held for sale	2,040	2,040	—	2,040	—
Net loans	922,609	918,640	—	—	918,640
Accrued interest receivable	3,845	3,845	—	—	3,845

Financial liabilities:
Deposits	$1,125,392	$1,125,877	$—	$1,125,877	$—
Accrued interest payable	436	436	—	436	—

Note 12. Subordinated Notes

At September 30, 2020, the Corporation had $20 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $452.9 thousand at September 30, 2020, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2020 was 7.25% compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2020, the Bank was “well capitalized”.

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

The Bank is participating in the PPP and the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of September 30, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.21%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	13.99%	14.62%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.21%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	13.99%	14.62%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.62%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.25%	15.87%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.75%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	8.61%	9.59%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 14. Revenue Recognition

All of the Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income as presented in its consolidated statements of income. Revenue generating activities that fall within the scope of ASC 606 are described as follows:

Investment and Trust Service Fees – these represent fees from wealth management (assets under management), fees from the management and settlement of estates and commissions from the sale of investment and insurance products.

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.3 million for the third quarter of 2020 and 2019 and $4.2 million year-to-date for 2020, compared to $4.1 million in 2019.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $45 thousand for the third quarter of 2020, compared to $105 thousand for the third quarter of 2019 and $118 thousand year-to-date in 2020, compared to $259 thousand year-to-date in 2019.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $39 thousand for the third quarter of 2020, compared to $42 thousand for the third quarter 2019 and $162 thousand year-to-date for 2020, compared to $177 year-to-date in 2019.

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

1Note 15. Commitments and Contingencies

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$255,637	$248,251
Consumer commitments to extend credit (secured)	66,600	56,898
Consumer commitments to extend credit (unsecured)	5,220	5,088
	$327,457	$310,237
Standby letters of credit	$21,367	$26,382

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At September 30, 2020 this reserve was $2.1 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at September 30, 2020 and December 31, 2019.

Most of the Bank’s business activity is with customers located within its primary market and does not involve any significant concentrations of credit to any one entity or industry.

Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation.

The Corporation establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable, and the amount of the loss can be reasonably estimated. When the Corporation is able to do so, it also determines estimates of possible losses, whether in excess of any accrued liability or where there is no accrued liability.

These assessments are based on the analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties. As new information is obtained, the Corporation may change its assessments and, as a result, take or adjust the amounts of its accruals and change its estimates of possible losses or ranges of possible losses. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation from any legal proceeding. Its exposure and ultimate losses may be higher, possibly significantly higher, than amounts it may accrue or amounts it may estimate.

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2020, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against the Corporation by governmental authorities.

Note 16. Risk Factors

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

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2020 and 2019

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by, and resulting from, the spread of the coronavirus COVID-19 pandemic and affects thereof, including governmental responses thereto, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in the rate of inflation, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

Results of Operations

Summary

The Corporation reported net income of $3.5 million ($0.79 per diluted share) for the third quarter of September 30, 2020, and $8.2 million ($1.89 per diluted share) year-to-date as of September 30, 2020. This compares to net income of $4.5 million ($1.03 per diluted share) in the third quarter of 2019 and $11.7 million ($2.66 per diluted share) year-to-date at September 30, 2019.

•Net interest income was $10.4 million for the third quarter of 2020, compared to $10.8 million for the third quarter of 2019. The net interest margin was 3.02% for third quarter of 2020, compared to 3.65% for the third quarter of 2019. Year-to-date net interest income was $31.0 million in 2020, compared to $31.7 million in 2019 and the net interest margin fell from 3.75% in 2019 to 3.25% in 2020. The year-to-date yield on earning assets fell by 0.79% from 4.36% in 2019 to 3.57% in 2020 as all asset classes had lower yields in 2020 as market rates decreased during the year. The cost of interest-bearing deposits fell from 0.79% in 2019 to 0.39% in 2020 as the Bank reduced deposit rates to offset lower asset yields. The cost of deposits year-to-date fell from 0.64% in 2019 to 0.32% in 2020. For the third quarter of 2020, the net interest margin fell to 3.02% as assets yields continued to decline. The cost of deposits was reduced to 0.21% for the third quarter of 2020.

•Earning assets year-to-date 2020 averaged $1.3 billion compared to $1.2 billion for the same period in 2019. The average balance of the investment portfolio increased $120.5 million, primarily in the municipal bond portfolio. The year-to-date average balance of the loan portfolio increased from $971.8 million in 2019 to $983.2 million in 2020. The average balance of the commercial loan portfolio increased $6.0 million from 2019. The increase is primarily due to the addition of Paycheck Protection Program (PPP) loans which totaled $63.4 million at September 30, 2020 and increased the average balance of the commercial loan portfolio $35.6 million year-to-date. The average balance of deposits increased $117.9 million year-to-date over the prior year.

•The provision for loan loss expense for the third quarter of 2020 was $375 thousand and $5.4 million year-to-date. This compares to a recovery of ($162) thousand and expense of $237 thousand for the same respective periods in 2019.  The increase in the 2020 year-to-date provision expense is the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the economic effects and impact of the COVID-19 pandemic. These qualitative factors stabilized in the third quarter; therefore, the third quarter provision expense was less than in the prior quarters of 2020. With this provision expense, the allowance for loan loss ratio was 1.68% of gross loans as of September 30, 2020; compared to 1.28% at December 31, 2019. Excluding the PPP loans, the allowance for loan loss ratio was 1.79% at September 30, 2020.

• Noninterest income increased $125 thousand in the third quarter of 2020 to $3.6 million compared to $3.5 million for the same quarter of 2019. Year-to-date, noninterest income was $10.9 million, up $561 thousand over 2019. Year-to-date, fee income from the sale of mortgages increased $623 thousand over 2019 and an $812 thousand gain on a bank owned life insurance policy was recorded in the first quarter of 2020. These increases were partially offset by decreases in deposit fees, investment and trust fees, and securities gains.

•Noninterest expense for the third quarter of 2020 was $9.6 million compared to $9.0 million for the same quarter of 2019. For the first nine months of 2020, noninterest expense was $28.8 million, $811 thousand more than the $28.0 million in the prior year.  Year-to-date, the largest expense increases occurred in data processing, marketing, and FDIC insurance. In the second quarter of 2020, the Bank made a $100 thousand contribution to various social service and first responder organizations in the local community.

•The Corporation recorded a reversal of $1.1 million to its income tax expense in the second quarter of 2020 due to a benefit available from the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it is able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%.

Total assets at September 30, 2020 were $1.511 billion compared $1.269 billion at December 31, 2019. Significant balance sheet changes since December 31, 2019 include:

•Short-term interest-bearing deposits in other banks decreased $14.1 million since year-end while the investment portfolio increased $159.0 million.

•The net loan portfolio increased $83.2 million (9%) during 2020 over the year-end 2019 balance. Growth in the portfolio occurred primarily in commercial loans from PPP activity, and to a lesser extent, in commercial real estate and home equity lines of credit. The Bank held $63.4 million of PPP loans (6.2% of gross loans) at September 30, 2020. The PPP is administered by the Small Business Administration (SBA) and are fully guaranteed by the SBA. These loans have an interest rate of 1%, plus the Bank earned an origination fee ranging from 3% to 5% of the originated loan balance. The Bank is recognizing the PPP fees over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. The Bank has $1.9 million of PPP fees remaining to be recognized at September 30, 2020. The Bank began to receive approval of PPP forgiveness from the SBA in October.

•At September 30, 2020, the Bank had $82.5 million of loans modified under Section 413 of the CARES Act compared to $196.5 million at June 30, 2020.  The current balance is comprised primarily of 24 loans to hotels for $60.8 million, 4 loans in the entertainment sector for $14. 1 million and 2 loans for $4.9 million in rental real estate.

•Deposits increased $211.4 million from year-end 2019, with all deposit products showing an increase except time deposits.  The increases seem to stem from government stimulus payments to consumers and businesses, lower spending as economic activity was limited by the pandemic and the sense of security offered by bank deposits in uncertain economic times.

•In the third quarter of 2020, the Corporation issued $20.0 million of subordinated notes. At September 30, 2020, the Corporation was well-capitalized with a total risk-based capital ratio of 17.62% and a Tier 1 leverage ratio of 8.75%.

•Shareholders’ equity increased $12.0 million, from the end of 2019, due primarily to an increase in accumulated other comprehensive income from an increase in the value of the investment portfolio. Retained earnings increased $4.3 million from the end of 2019. The book value of the Corporation’s common stock increased from $29.30 to $31.93 per share since year-end. The Corporation suspended activity in its stock repurchase plan on March 19, 2020.

Key performance ratios as of, or for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019 are listed below:

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share)	2020	2019	2019

Balance Sheet Highlights
Total assets	$1,511,213	$1,269,157	$1,301,773
Investment and equity securities	346,774	187,873	147,712
Loans, net	1,005,807	922,609	925,033
Deposits	1,336,749	1,125,392	1,159,601
Shareholders' equity	139,574	127,528	126,100

Summary of Operations
Interest income	$34,068	$49,235	$37,104
Interest expense	3,100	7,113	5,379
Net interest income	30,968	42,122	31,725
Provision for loan losses	5,350	237	237
Net interest income after provision for loan losses	25,618	41,885	31,488
Noninterest income	10,903	15,424	10,342
Noninterest expense	28,821	38,314	28,010
Income before income taxes	7,700	18,995	13,820
Federal income tax (benefit) expense	(548)	2,880	2,100
Net income	$8,248	$16,115	$11,720

Performance Measurements
Return on average assets*	0.80%	1.29%	1.26%
Return on average equity*	8.33%	13.17%	12.89%
Return on average tangible equity (1)*	8.94%	14.22%	13.93%
Efficiency ratio (1)	66.93%	65.36%	65.31%
Net interest margin*	3.25%	3.68%	3.75%

Shareholders' Value (per common share)
Diluted earnings per share	$1.89	$3.67	$2.66
Basic earnings per share	1.90	3.68	2.67
Regular cash dividends declared	0.90	1.17	0.87
Book value	31.93	29.30	29.03
Tangible book value (1)	29.87	27.23	26.95
Market value	21.38	38.69	35.55
Market value/book value ratio	66.96%	132.05%	122.46%
Market value/tangible book value ratio	71.58%	142.11%	131.90%
Price/earnings multiple*	8.48	10.54	8.63
Current quarter dividend yield	5.61%	3.10%	3.38%
Dividend payout ratio year-to-date	47.45%	31.74%	28.94%

Safety and Soundness
Average equity/average assets	9.62%	9.78%	9.77%
Risk-based capital ratio (Total)	17.62%	16.08%	15.80%
Leverage ratio (Tier 1)	8.75%	9.72%	9.45%
Common equity ratio (Tier 1)	14.21%	14.82%	13.93%
Nonperforming loans/gross loans	0.93%	0.42%	0.53%
Nonperforming assets/total assets	0.63%	0.31%	0.59%
Allowance for loan losses as a % of loans	1.68%	1.28%	1.30%
Net loans charged-off/average loans*	0.02%	0.07%	-0.02%

Assets under Management
Trust assets under management (fair value)	$775,013	$790,949	$763,296
Held at third-party brokers (fair value)	106,238	127,976	121,466

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

(Dollars in thousands, except per share)	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2020	December 31, 2019	September 30, 2019
Return on Tangible Equity (non-GAAP)
Net income	$8,248	$16,115	$11,720

Average shareholders' equity	132,095	122,377	121,193
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	123,079	113,361	112,177

Return on average tangible equity (non-GAAP)*	8.94%	14.22%	13.93%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$139,574	$127,528	$126,100
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	130,558	118,512	117,084

Shares outstanding (in thousands)	4,371	4,353	4,344

Tangible book value per share (non-GAAP)	29.87	27.23	26.95

Efficiency Ratio
Noninterest expense	$28,821	$38,314	$28,010

Net interest income	30,968	42,122	31,725
Plus tax equivalent adjustment to net interest income	1,028	1,393	1,084
Plus noninterest income, net of securities transactions	11,068	15,102	10,076
Total revenue	43,064	58,617	42,885

Efficiency ratio (Noninterest expense/total revenue)	66.93%	65.36%	65.31%

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

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019:

Tax equivalent net interest income decreased $391 thousand to $10.8 million in the third quarter of 2020 compared to $11.2 million for the same period in 2019. Balance sheet volume contributed $1.3 million to tax equivalent net interest but was more than offset by a $1.7 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30,
	2020			2019

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$75,686	$72	0.38%	$118,880	$638	2.13%
Investment securities:
Taxable	231,803	1,162	1.99%	106,747	700	2.60%
Tax Exempt	84,740	635	3.00%	28,581	251	3.52%
Investments	316,543	1,797	2.25%	135,328	951	2.79%
Loans:
Commercial, industrial and agricultural	871,753	8,460	3.82%	819,426	9,773	4.70%
Residential mortgage	73,497	641	3.64%	70,306	768	4.38%
Home equity loans and lines	72,655	614	3.35%	64,084	827	5.12%
Consumer	6,707	42	2.48%	6,160	93	5.99%
Loans	1,024,612	9,757	3.75%	959,976	11,461	4.71%
Total interest-earning assets	1,416,841	$11,626	3.26%	1,214,184	$13,050	4.26%
Other assets	62,990			70,172
Total assets	$1,479,831			$1,284,356

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$401,668	$165	0.16%	$345,040	$367	0.42%
Money Management	468,782	264	0.22%	419,678	1,083	1.02%
Savings	96,919	15	0.06%	84,183	93	0.44%
Time	80,693	243	1.19%	87,906	344	1.55%
Total interest-bearing deposits	1,048,062	687	0.26%	936,807	1,887	0.80%

Subordinated Notes	12,364	167	5.36%	—	—	—
Total interest-bearing liabilities	1,060,426	854	0.32%	936,807	1,887	0.80%
Noninterest-bearing deposits	267,404			208,054
Other liabilities	15,402			16,209
Shareholders' equity	136,599			123,286
Total liabilities and shareholders' equity	$1,479,831			$1,284,356
T/E net interest income/Net interest margin		10,772	3.02%		11,163	3.65%
Tax equivalent adjustment		(389)			(328)
Net interest income		$10,383			$10,835

Net Interest Spread			2.94%			3.46%
Cost of Funds			0.26%			0.65%
Cost of Deposits			0.21%			0.65%

Provision for Loan Losses

The Bank recorded $375 thousand of provision for loan loss expense for the third quarter, compared to a recovery of $162 thousand in the third quarter of 2019. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2020, noninterest income increased $125 thousand from the same period in 2019. Loan service charges increased as mortgage production was higher in 2020, totaling $504 thousand for the quarter compared to $94 thousand for the same period in 2019. Deposit fees and service charges decreased primarily in transaction-based fees due to the change in business operations due to COVID-19 and governmental responses thereto. Other income was higher in 2019 due to an insurance recovery.

The following table presents a comparison of noninterest income for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$1,433	$1,482	$(49)	(3.3)
Loan service charges	710	238	472	198.3
Deposit service charges and fees	497	632	(135)	(21.4)
Other service charges and fees	382	401	(19)	(4.7)
Debit card income	491	469	22	4.7
Increase in cash surrender value of life insurance	110	127	(17)	(13.4)
Bank owned life insurance gain	—	9	(9)	N/A
Net (losses)/gains on sales of debt securities	(16)	3	(19)	(633.3)
Change in fair value of equity securities	(39)	(6)	(33)	(550.0)
Other	35	123	(88)	(71.5)
Total noninterest income	$3,603	$3,478	$125	3.6

Noninterest Expense

Noninterest expense for the third quarter of 2020 increased $658 thousand compared to the same period in 2019. Due to the pandemic there was very little change in all categories of noninterest expense. The pandemic held many expense items in check, such as business travel, education and community activities. Data processing increased due to increased mobile banking offerings and software purchased to improve processes and create efficiencies. FDIC insurance expense increased primarily due to a $150 thousand credit from the usage of Small Bank Assessment Credits in September 2019.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2020	2019	Amount	%
Salaries and benefits	$5,421	$5,419	$2	0.0
Net occupancy	838	831	7	0.8
Marketing and advertising	384	324	60	18.5
Legal and professional	499	409	90	22.0
Data processing	871	693	178	25.7
Pennsylvania bank shares tax	263	248	15	6.0
FDIC insurance	128	(76)	204	268.4
ATM/debit card processing	285	256	29	11.3
Telecommunications	110	106	4	3.8
Other	850	781	69	8.8
Total noninterest expense	$9,649	$8,991	$658	7.3

Provision for Income Taxes

For the third quarter of 2020, the Corporation recorded a Federal income tax expense of $500 thousand compared to a tax expense of $985 thousand for the same quarter in 2019. The effective tax rate for the third quarter of 2020 was 12.6%, compared to 18.0% for the same quarter in 2019. The decrease in the effective tax rate was due to an increase in tax-exempt income and lower pre-tax income in 2020. The federal statutory tax rate is 21% for 2020 and 2019.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Tax equivalent net interest income decreased $813 thousand to $32.0 million in the first nine months of 2020 compared to $32.8 million for the same period in 2019. Balance sheet volume contributed $2.3 million to tax equivalent net interest but was offset by a $3.1 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30,
	2020			2019

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$74,043	$412	0.74%	$67,133	$1,137	2.26%
Investment securities:
Taxable	198,661	3,282	2.20%	91,713	1,830	2.67%
Tax Exempt	53,983	1,293	3.20%	40,471	1,031	3.39%
Investments	252,644	4,575	2.41%	132,184	2,861	2.89%
Loans:
Commercial, industrial and agricultural	837,301	25,909	4.08%	831,293	29,170	4.64%
Residential mortgage	70,265	2,067	4.01%	69,862	2,260	4.32%
Home equity loans and lines	69,075	1,946	3.75%	64,950	2,498	5.14%
Consumer	6,579	187	3.79%	5,689	262	6.16%
Loans	983,220	30,109	4.05%	971,794	34,190	4.66%
Total interest-earning assets	1,309,907	$35,096	3.57%	1,171,111	$38,188	4.36%
Other assets	63,925			69,937
Total assets	$1,373,832			$1,241,048

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$366,575	$637	0.23%	$319,927	$931	0.39%
Money Management	449,777	1,347	0.40%	419,845	3,195	1.02%
Savings	90,945	90	0.13%	82,783	306	0.49%
Time	83,226	859	1.37%	84,828	911	1.44%
Total interest-bearing deposits	990,523	2,933	0.39%	907,383	5,343	0.79%

Other borrowings	—	—		1,776	36	2.61%
Subordinated Notes	4,152	167	5.36%	—	—
Total interest-bearing liabilities	994,675	3,100	0.42%	909,159	5,379	0.79%
Noninterest-bearing deposits	230,911			196,162
Other liabilities	16,151			14,534
Shareholders' equity	132,095			121,193
Total liabilities and shareholders' equity	$1,373,832			$1,241,048
T/E net interest income/Net interest margin		31,996	3.25%		32,809	3.75%
Tax equivalent adjustment		(1,028)			(1,084)
Net interest income		$30,968			$31,725

Net Interest Spread			3.15%			3.57%
Cost of Funds			0.34%			0.65%
Cost of Deposits			0.32%			0.64%

Provision for Loan Losses

Year-to-date, the Bank expensed $5.4 million for provision for loan loss expense from the assessment and analysis of the Bank’s allowance for loan losses as the economic effects of the COVID-19 pandemic caused several qualitative factors in the calculation to increase from moderate risk to very high risk. The provision expense was $237 thousand for the first nine months of 2019. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2020, noninterest income increased $561 thousand from the same period in 2019. Loan service charges increased as mortgage production was higher in 2020 due to the interest rate environment, with fees totaling $876 thousand in 2020 compared to $253 thousand for the same period in 2019. Deposit fees and service charges decreased primarily in transaction-based fees due to the change in business operations due to COVID-19. The life insurance gain was from a claim on bank-owned life insurance policies. There were two debt security calls and one sale in 2020 for a net loss of $26 thousand, compared to multiple sales in the same period in 2019 which generated a net gain of $256 thousand. The change in the fair value of equity investments recorded through income was a loss of $139 thousand compared to a gain of $10 thousand in the same period in 2019.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$4,469	$4,582	$(113)	(2.5)
Loan service charges	1,496	670	826	123.3
Deposit service charges and fees	1,459	1,781	(322)	(18.1)
Other service charges and fees	1,065	1,135	(70)	(6.2)
Debit card income	1,347	1,335	12	0.9
Increase in cash surrender value of life insurance	346	383	(37)	(9.7)
Bank owned life insurance gain	812	9	803	8,922.2
Net (losses)/gains on sales of debt securities	(26)	256	(282)	(110.2)
Change in fair value of equity securities	(139)	10	(149)	(1,490.0)
Other	74	181	(107)	(59.1)
Total noninterest income	$10,903	$10,342	$561	5.4

Noninterest Expense

Noninterest expense for the first nine months of 2020 increased $811 thousand compared to the same period in 2019. The increase in salaries and benefits was primarily due to an increase in salary expense from merit increases and commissions expense from mortgage originations, net of a decrease in health insurance and education and training expense compared to the same period in 2019. Data processing expenses increased due to more customers utilizing mobile banking during the pandemic closure and as the Bank added functionality to its mobile banking platform. FDIC insurance expense increased primarily due to a $150 thousand credit from the usage of Small Bank Assessment Credits in September 2019. Overall, the pandemic held many expense items in check, such as business travel, education and community activities. The Bank estimates it has spent approximately $54 thousand in additional expenses for COVID-19 related mitigation efforts. In addition, the Bank contributed $100 thousand to various social service and first responder organizations in our community.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2020 and 2019:
	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2020	2019	Amount	%
Salaries and employee benefits	$16,337	$16,216	$121	0.7
Net occupancy	2,533	2,545	(12)	(0.5)
Marketing and advertising	1,303	1,207	96	8.0
Legal and professional	1,324	1,310	14	1.1
Data processing	2,511	2,135	376	17.6
Pennsylvania bank shares tax	701	734	(33)	(4.5)
FDIC insurance	276	104	172	165.4
ATM/debit card processing	828	761	67	8.8
Telecommunications	323	318	5	1.6
Other	2,685	2,680	5	0.2
Total noninterest expense	$28,821	$28,010	$811	2.9

Provision for Income Taxes

For the first nine months of 2020, the Corporation recorded a Federal income tax benefit of $548 thousand compared to a tax expense of $2.1 million for the same period in 2019. The Corporation recorded an income tax benefit of $1.1 million in the second quarter of 2020. This benefit was available due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it was able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. The effective tax rate for the first nine months of 2020 was 7.3% (excluding the NOL benefit), compared to 15.2% for the same period in 2019. The federal statutory tax rate is 21% for 2020 and 2019.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $71.2 million at September 30, 2020, a decrease of $12.7 million from the prior year-end balance of $83.8 million. The decrease was mainly due to lower interest-bearing balances at the Federal Reserve due to purchases in the investment portfolio. Interest-bearing deposits are held primarily at the Federal Reserve ($53.7 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $149.7 million on a cost basis, since year-end 2019 with the majority of the increase occurring in the municipal bond portfolio. The portfolio is comprised primarily municipal securities and U.S. Agency mortgage-backed securities at approximately 64% and 19% of the portfolio fair value, respectively. The average life of the portfolio was 7.36 years.

The AFS securities portfolio had a net unrealized gain of $9.5 million at September 30, 2020 compared to a net unrealized gain of $234 thousand at the prior year-end. The portfolio averaged $252.6 million with a yield of 2.41% for the first nine months of 2020. This compares to an average of $132.2 million and a yield of 2.89% for the same period in 2019.

The municipal bond portfolio is well diversified geographically (208 issuers) and is comprised primarily of general obligation bonds (62%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (13%), California (12%), and Pennsylvania (9%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

The unrealized loss in the municipal bond portfolio decreased to $270 thousand from $997 thousand at December 31, 2019. There are thirty-seven securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The trust preferred/corporate portfolio is comprised of 5 variable rate bank issued trust preferred securities with a fair value of $3.9 million and 15 fixed rate bank issued subordinated notes with a fair value of $6.8 million. This portfolio has an unrealized loss of $223 thousand on nine securities with a fair value of $5.9 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. Therefore, the impairment review of these securities is based only on the issuer and the security cannot be impaired by the performance of other issuers as if it was a pooled trust-preferred bond. None of these issuers have suspended or missed a dividend or interest payment. At September 30, 2020, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the asset-backed securities portfolio increased $142 thousand from December 31, 2019.  This sector had the largest unrealized loss of $447 thousand, 42.9% of the total unrealized losses ($1 million).   FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the US Department of Education.   The FFELP bonds are all rated AAA.  Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $468 thousand of restricted stock at September 30, 2020. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased $9.8 million over year-end 2019, as the Bank originated a higher volume of junior liens and lines of credit. For the first nine months of 2020, the Bank originated $66.3 million and sold $58.8 million in mortgages for a fee through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($7.9 million), while loans for individuals to construct personal residences totaled $6.3 million at September 30, 2020. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $505.5 million from $494.3 million at the end of 2019, as originations largely kept pace with pay-downs. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($72.3 million), land development ($60.6 million), office buildings ($54.6 million), manufacturing facility ($35.3 million) and shopping centers ($35.2 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 17 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $92.3 million. At September 30, 2020, the Bank had $24.4 million in real estate construction loans funded with an interest reserve and capitalized $673 thousand of interest in 2020 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $66.3 million to $296.3 million at September 30, 2020, compared to $230.0 million at the end of 2019, primarily due to PPP originations. At September 30, 2020, the Bank had approximately $150 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($59.9 million), utilities ($54.6 million), educational services ($22.1 million), real estate rental and leasing ($12.1 million) and manufacturing ($10.9 million). This category also includes $63.4 million of PPP loans that are 100% guaranteed by the SBA.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At September 30, 2020, the outstanding commercial participations accounted for 6.8%, or $69.1 million, of total gross loans compared to 9.4% and $67.7 million at December 31, 2019. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $84.6 million, compared to $84.0 million at December 31, 2019. The commercial loan participations are comprised of $14.8 million of Commercial loans and $54.4 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $103 thousand to $6.5 million at September 30, 2020, compared to $6.4 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$79,361	$85,319	$(5,958)	(7.0)
Commercial first lien	62,235	57,627	4,608	8.0
Total first liens	141,596	142,946	(1,350)	(0.9)

Consumer junior liens and lines of credit	53,932	42,715	11,217	26.3
Commercial junior liens and lines of credit	4,844	4,882	(38)	(0.8)
Total junior liens and lines of credit	58,776	47,597	11,179	23.5
Total residential real estate 1-4 family	200,372	190,543	9,829	5.2

Residential real estate - construction
Consumer	6,323	4,107	2,216	54.0
Commercial	7,891	9,216	(1,325)	(14.4)
Total residential real estate construction	14,214	13,323	891	6.7

Commercial real estate	505,498	494,262	11,236	2.3
Commercial	296,331	230,007	66,324	28.8
Total commercial	801,829	724,269	77,560	10.7

Consumer	6,543	6,440	103	1.6
	1,022,958	934,575	88,383	9.5
Less: Allowance for loan losses	(17,151)	(11,966)	(5,185)	43.3
Net Loans	$1,005,807	$922,609	$83,198	9.0

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$62,178	$—
Five-year loans	1,217	—
Total Paycheck Protection Program loans	$63,395	$—	$63,395	N/A

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $48.1 million at quarter end compared to $11.5 million at June 30, 2020 and $11.6 million at December 31, 2019. The increase in the watch list is the result of a $31.3 million increase in 6-rated loans and a $5.3 million increase in 7-rated loans. The increase in 6-rated loans is due primarily to $24.3 million in hotel loans being downgraded to a 6-rating. A $5.7 million hotel loan was placed on nonaccrual status in September and accounted for the increase in 7-rated loans, having been rated a 6 the prior quarter. This loan is listed as Credit 2 in the Significant Nonaccrual table presented in this section. The watch list includes both performing and nonperforming loans. Included in the substandard total are $9.1 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September 30, 2020, the Bank had loans of $22.6 million (2.1% of gross loans) that exceeded the supervisory limit, compared to 2.6% at year-end 2019.

Loan quality, as measured by nonperforming loans has declined during the third quarter of 2020 due to a $5.2 million increase in nonaccrual loans since year-end 2019 due to the addition of the new nonaccrual hotel loan previously discussed. Consequently, the non-performing loan ratio increased to 0.93% at September 30, 2020, from 0.42% at December 31, 2019.

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act do not need to be reported as past due during the period of the qualifying modification for short-term loan modifications (e.g. six months). Consequently, loan delinquencies and nonaccrual loans could continue to increase during the remainder of 2020 if modified loans are not able to return to a performing status. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days totaled $38.6 million at quarter end compare to $7.4 million at June 30, 2020 and $7.7 million at December 31, 2019. The following table presents a summary of nonperforming assets as of:

	September 30,	December 31,
(Dollars in thousands)	2020	2019

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$68
Junior liens and lines of credit	14	31
Total	55	99
Residential real estate - construction	515	523
Commercial real estate	8,287	3,009
Commercial	205	197
Total nonaccrual loans	9,062	3,828

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	—	31
Junior liens and lines of credit	—	46
Total	—	77
Commercial real estate	443	—
Consumer	7	—
Total loans past due 90 days or more and still accruing	450	77

Total nonperforming loans	9,512	3,905

Other real estate owned	—	—
Total nonperforming assets	$9,512	$3,905

Nonperforming loans to total gross loans	0.93%	0.42%
Nonperforming assets to total assets	0.63%	0.31%
Allowance for loan losses to nonperforming loans	180.31%	306.43%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 77% of the total nonaccrual balance. Credit 2 is a hotel under renovation and is currently not open. The Bank is working with the borrower in an effort to reopen the property in the fourth quarter of 2020.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,277	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,820
Credit 2	5,702	—	Sep-20	N	1st and 2nd liens on commercial real estate (hotel) and all related business assets	PA	$5,888
	$6,979	$—

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

A loan is considered a troubled debt restructuring if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, re-amortization of the payment, or a combination of multiple concessions. The Bank reviews all loans rated 6-OAEM or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance. Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Loans may be modified under Section 4013 until the earlier of December 31, 2020 or the 60th day after the end of the COVID-19 national emergency declared by the President.

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $17.5 million compared to $12.3 million the prior quarter and to $12.2 million at year-end 2019. The previously mentioned $5.7 million nonaccrual hotel loan is included in the impaired loan total.

Pandemic Effect on Loan Quality: The pandemic, and governmental responses thereto, has the potential to affect the credit quality of the loan portfolio in future periods. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the pandemic or mitigate its impact. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. Many of these restrictions, to some level, remained in place at September 30, 2020. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn is uncertain, as is the effect on the Bank’s loan portfolio. See the Allowance for Loan Losses (ALL) section that follows for the effect of the pandemic on the ALL and provision for loan loss expense.

Loan Deferrals. As the economy quickly contracted in March and April of 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. Under guidance provided by the CARES Act and a joint regulatory agency statement issued by banking agencies, banks could, under certain circumstances, avoid reporting loan modifications as delinquent, nonperforming or as a trouble debt restructuring. As of September 30, 2020, the Bank has granted approximately $83 million loan deferrals or modifications (approximately 8% of gross loans) down from $196 million (19% of gross loans) as of the prior quarter-end. These modifications include the deferral of principal and interest payments, deferral of interest payments for interest only lines of credit or providing for an interest only payment. Any interest that is deferred is due and payable at the end of the deferral period. Principal that is deferred will be added to the end of the loan as an extension of the maturity date or as a balloon payment, depending on the loan structure. The Bank will continue to accrue interest during the deferral period. The majority of deferrals were for an initial period of 3 months with the potential for second 3-month deferral after review. If a borrower requested a second deferral, the Bank required a review of updated financial reports and forecast prior to granting an additional deferral.

The following table shows the loan deferrals made as of September 30, 2020 by North American Industry Classification System (NAICS) code and type of collateral.

				Percent of	Collateral
(Dollars in thousands)	Number of		Percent of	Risk-based	Real Estate	Non-Real Estate
Industry Description	Loans	Balance	Gross Loans	Capital (1)	secured	secured
Hotels	24	$60,827	6%	44%	$60,820	$7
Arts, Entertainment, and Recreation	4	14,093	1%	10%	14,075	18
Real Estate, Rental & Leasing	2	4,911	< 1%	< 1%	4,911	—
Food Service	2	931	< 1%	< 1%	931	—
Agriculture	3	891	< 1%	< 1%	891	—
Public Administration	3	290	< 1%	< 1%	114	176
Retail Trade	1	117	< 1%	< 1%	117	—
Other Services (except Public Administration)	2	76	< 1%	< 1%	—	76
Residential and Consumer loans	3	353	< 1%	< 1%	351	2
Total	44	$82,489	8%	59%	$82,210	$279
(1) Based on Bank's Risk-based Capital

The following tables show the type of modifications by industry as of September 30, 2020, and the same sectors one quarter earlier at June 30, 2020.

September 30, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$18,026	$—	$42,801	$60,827
Arts, Entertainment & Recreation	—	—	14,093	14,093
Real Estate, Rental & Leasing	4,718	—	193	4,911
Food Service	883	—	48	931
Agriculture	—	74	817	891
Public Administration	—	140	150	290
Retail Trade	117	—	—	117
Other Services	—	—	76	76
Residential and Consumer loans	—	—	353	353
Total	$23,744	$214	$58,531	$82,489

June 30, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$—	$285	$66,387	$66,672
Arts, Entertainment & Recreation	1,117	39	2,686	3,842
Real Estate, Rental & Leasing	15,474	130	56,786	72,390
Food Service	1,206	—	2,918	4,124
Agriculture	—	—	2,705	2,705
Public Administration	396	—	—	396
Retail Trade	14,055	236	9,907	24,198
Other Services	—	—	1,801	1,801
Residential and Consumer loans	552	428	4,218	5,198
Total	$32,800	$1,118	$147,408	$181,326

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future.

Paycheck Protection Program. The Bank participated in the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans, are 100 percent guaranteed by the SBA, have a maturity of two-years and five-years with a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan for the first six months, and the loans will fully amortize for the remainder of the two- or five-year terms. The SBA pays originating banks a processing fee ranging from 3% to 5% of the loan, depending on the loan balance and the Bank will recognize these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At September 30, 2020 the Bank held $63.4 million of PPP loans and $1.9 million of PPP fees remaining to be recognized. The PPP loans are 100% guaranteed by the SBA, thereby presenting no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary. However, the PPP loan is only designed to cover short-term operating needs of the borrower. If the economy does not recover quickly from the pandemic and the borrower experiences long-term operational problems beyond the PPP funding, the performance of other loans to these customers could begin to deteriorate. The Bank began to receive approval of PPP forgiveness from the SBA in October.

Industry Exposure. The Bank believes its greatest risk exposure to modified loans is in the hotel sector. The following table presents additional information on the modified hotel loans.

September 30, 2020
(Dollars in thousands, except average daily rate)
Modified Balance	$60,827
Number of Loans Modified	24
Average Balance	$2,534
Average Loan-to-Value	62%
Risk Rated - 5	$33,396
Risk Rated - 6	$21,729
Risk Rated - 7	$5,702
September 2020 Daily Occupancy*	44%
September 2019 Daily Occupancy*	57%
September 2020 Average Daily Rate*	$87
September 2019 Average Daily Rate*	$100
Hotel Flags	17

*Daily occupancy and average daily rate represent data reported for the primary markets in which the hotels operate and may or may not represent the experience of any specific property in the portfolio.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses. The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2020 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $411 thousand at September 30, 2020 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. There was no specific reserve established for any of the impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, were excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $3.8 million compared to $3.6 million at June 30, 2020 and $2.9 million at year-end 2019.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high and very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. At June 30, the Bank increased the basis point adjustment connected to the very high range for the economic conditions risk factor to reflect increased risk presented by the pandemic and these factors remained unchanged at September 30, 2020. The classified loan risk factor for the commercial loan portfolio increased slightly during the third quarter due to an increase in classified loans. In addition, the Bank carved out the portfolio of modified loans for a qualitative assessment separate from the overall commercial loan portfolio. This allowed for assignment of a higher qualitative risk score on this portfolio. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis. Year-to-date, these changes resulted in a $4.9 million increase in the qualitative component of the ALL to $12.6 million as of September 30, 2020 compared to $7.7 million at December 31, 2019.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of September 30, 2020.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555
Charge-offs	—	—	—	—	—	(28)	—	(28)
Recoveries	—	—	—	—	243	6	—	249
Provision	(2)	14	17	372	(52)	11	15	375
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	—	—	—	(365)	(87)	—	(452)
Recoveries	4	—	—	—	267	16	—	287
Provision	158	92	72	2,602	2,113	81	232	5,350
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at June 30, 2019	$437	$113	$164	$6,452	$4,733	$95	$559	$12,553
Charge-offs	-	—	(120)	(169)	(17)	(27)	—	(333)
Recoveries	1	—	—	1	111	11	—	124
Provision	2	1	139	266	(545)	2	(27)	(162)
ALL at September 30, 2019	$440	$114	$183	$6,550	$4,282	$81	$532	$12,182

ALL at December 31, 2018	$491	$133	$110	$6,278	$4,783	$70	$550	$12,415
Charge-offs	(34)	(1)	(123)	(355)	(92)	(78)	—	(683)
Recoveries	4	1	—	22	162	24	—	213
Provision	(21)	(19)	196	605	(571)	65	(18)	237
ALL at September 30, 2019	$440	$114	$183	$6,550	$4,282	$81	$532	$12,182

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

September 30, 2020
Loans evaluated for ALL:
Individually	$643	$—	$515	$16,361	$—	$—	$—	$17,519
Collectively	140,953	58,776	13,699	489,137	296,331	6,543	—	1,005,439
Total	$141,596	$58,776	$14,214	$505,498	$296,331	$6,543	$—	$1,022,958

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	578	211	259	9,209	6,036	94	764	17,151
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	187	6,607	4,021	84	532	11,966
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

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

The following table shows the ALL and charge-off ratios for the periods ended:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2020	December 31, 2019	September 30, 2019
Net charge-offs (recoveries)/average loans*	0.02%	0.07%	0.06%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	3.08%	289.54%	198.31%
Allowance for loan losses as a % of loans	1.68%	1.28%	1.30%
Net charge-offs (recoveries)	$165	$686	$470
* Annualized

Deposits:

Total deposits increased $211.4 million during the first nine months of 2020 to $1.337 billion. Of this increase, approximately $36.0 million are remaining PPP loan proceeds. Noninterest-bearing deposits increased $78.4 million (primarily in small business and commercial checking deposits) and interest-bearing checking and savings deposits increased $143.0 million, while time deposits decreased $10.0 million. Interest-bearing checking increased by $72.5 million in retail and commercial deposits, while the Bank’s Money Management increased $54.7 million and Savings products increased $15.9 million compared to year-end 2019, as customers deposited stimulus checks and did not spend the funds. The decrease in time deposits is primarily in retail accounts.

As of September 30, 2020, the Bank had $209.1 million placed in the ICS reciprocal deposit program ($163.6 million in interest-bearing checking and $45.5 million in money management) and $5.0 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2020, the Bank’s reciprocal deposits were 15.5% of total liabilities compared to 14.2% at year-end 2019.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest-bearing checking	$270,489	$192,108	$78,381	40.8

Interest-bearing checking	404,367	331,886	72,481	21.8
Money management	483,868	429,199	54,669	12.7
Savings	98,708	82,851	15,857	19.1
Total interest-bearing checking and savings	986,943	843,936	143,007	16.9

Time deposits	79,317	89,348	(10,031)	(11.2)
Total deposits	$1,336,749	$1,125,392	$211,357	18.8

Overdrawn deposit accounts reclassified as loans	$124	$153

Borrowings:

On August 4, 2020 the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes. The Corporation had no borrowings at December 31, 2019.

Shareholders’ Equity:

Total shareholders’ equity increased $12.0 million to $139.6 million at September 30, 2020, from $127.5 million at the end of 2019. The Corporation’s net earnings of $8.2 million were partially offset by the cash dividend of $3.9 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $718 thousand in new capital from optional cash contributions and $644 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 47.45% for the first nine months of 2020.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2020, the Corporation paid a $0.30 per share dividend, compared to $0.30 paid in the third quarter of 2019. On October 8, 2020 the Board of Directors declared a $0.30 per share regular quarterly dividend for the fourth quarter of 2020, which will be paid on November 25, 2020.

On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and expired on September 12, 2020. During the first quarter of 2020, 36,401 shares were repurchased, under the 2019 plan. The Corporation suspended activity in the stock repurchase plan on March 19, 2020.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2020 was 7.25% compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2020, the Bank was “well capitalized”.

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2020 and December 31, 2019 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2020	2019	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.21%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	13.99%	14.62%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.21%	14.82%	N/A	N/A
Farmers & Merchants Trust Company	13.99%	14.62%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.62%	16.08%	N/A	N/A
Farmers & Merchants Trust Company	15.25%	15.87%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.75%	9.72%	N/A	N/A
Farmers & Merchants Trust Company	8.61%	9.59%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 249,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 9.9% in Cumberland County to 15.1% in Fulton County, as of the end of August. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $227.2 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2020.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$387,935	$—	$387,935
Federal Reserve Bank Discount Window	24,786	—	24,786
Correspondent Banks	21,000	—	21,000
Paycheck Protection Program Liquidity Facility	63,395	—	63,395
Total	$497,116	$—	$497,116

Pandemic Effect on Liquidity: The Bank is closely monitoring its liquidity needs as loans are modified and delinquencies are expected to increase. The Bank expects to see a reduction in monthly cash flow from loan deferrals, as discussed in the Loan Quality section. The Bank expects to be able to absorb this reduction through its current liquidity resources. To support its liquidity position, the Bank is participating in the Paycheck Protection Program Liquidity Facility (PPPLF) established by the Federal Reserve to fund loans made through the Paycheck Protection Program sponsored by the Small Business Administration. The PPPLF is a term financing facility with a fixed interest rate of 0.35% and a maturity equal to the maturity date of the PPP loans (2 years or 5 years). Loans made through the PPP are used as collateral for PPPLF funding. The PPPLF will allow the Bank to fully fund its PPP loans at a low fixed rate without having to access its normal liquidity sources described above. The Bank believes it can meet all anticipated liquidity demands of the pandemic through its current liquidity sources and the government sponsored programs.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $348.8 million and $336.6 million, respectively, at September 30, 2020 and December 31, 2019. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At September 30, 2020, this reserve was $2.1 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2020. For more information on market risk refer to the Corporation’s 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2020 the Corporation has determined the following risk associated with its business, financial condition, results of operations and common stock. This risk factor supplements the risk factors described in the Corporation’s 2019 Annual Report on Form 10-K.

Public health crisis such as epidemics or pandemics could materially and adversely impact our business.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase in our allowance for credit losses, particularly if businesses remain restricted or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Due to the Corporation’s participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Corporation is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all of PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Corporation participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, which exposes us to risks relating to the noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Corporation also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the FNBPA, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2019, the Board of Directors authorized the 2019 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning September 13, 2019 and expired on September 12, 2020. The Corporation suspended activity in the stock repurchase plan on March 19, 2020. There were no share purchases made during the third quarter of 2020.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed as Exhibit 3.2 to Current Report on Form 8-K, as filed with the commission on December 21, 2018 and incorporated herein by reference.)

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 9, 2020	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 9, 2020	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)