Form 10-K
period 2020-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2021-03-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Symbol	Name of exchange on which registered
Common stock	FRAF	Nasdaq Capital Market

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 3,977,805 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2020 based on the price of such shares was $103,025,150.

There were 4,399,352 outstanding shares of the Registrant's common stock as of February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2020, are incorporated into Part III.

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

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market. The Corporation’s internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2020 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).

The Corporation conducts substantially all of its business through its direct banking subsidiary, F&M Trust, which is wholly owned. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Loans secured by residential real estate loans may be further broken down into consumer or commercial purposes. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or UCC filings on business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

Commercial and agricultural real estate loans are secured by properties such as hotels, office buildings, apartment buildings, retail sites, and farmland or agricultural related properties. These loans are highly dependent on the business operations for repayment. Compared to residential real estate, this collateral may be more difficult to sell in the event of a default.

Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings and are secured by mortgages on real estate. These loans are primarily comprised of loans to consumers to build a home, and loans to contractors and developers to construct residential properties for resale or rental. Construction loans present various risks that include, but are not limited to: schedule delays, cost overruns, changes in economic conditions during the construction period, and the inability to sell or rent the property upon completion.

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

Consumer loans are comprised of unsecured personal lines of credit and installment loans. While some of these loans are secured, the collateral behind the loans is often comprised of assets that lose value quickly (e.g., automobiles) and if repossessed, may not fully satisfy the loan in the event of default. Repayment of these loans is highly dependent on the borrowers’ financial condition that can be affected by economic factors beyond their control and personal circumstances.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 25 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2020 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County	# of Locations	Deposits	Market Deposits	Market Share
Franklin	12	$855,342	$2,424,549	35%
Cumberland	7	311,360	8,906,268	3%
Fulton	2	85,914	240,257	36%
Huntingdon	1	21,992	700,625	3%
	22	$1,274,608	$12,271,699	10%

Because of increasing competition, profit margins in the traditional banking business of lending and gathering deposits have been flat and many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.5 billion on December 31, 2020.

Human Capital

Fostering and maintaining a strong, healthy culture is a key strategic focus for F&M Trust. Our core values of integrity, excellence, accountability, teamwork, and concern for our customers and communities reflect who we are and the way our employees interact with one another, our customers, communities, and shareholders. We make decisions with the long-term view in mind and collaborate to achieve results. To ensure we provide a rich experience for our employees, we measure engagement to build on the competencies that are important for our future success. We annually engage an independent third party to conduct employee engagement surveys that provide us with feedback on key engagement drivers (i.e., organization, job/career, team, and leader engagement) and take action to address areas of employee concern. Our recruiting practices and decisions on whom to hire are among the most important activities to maintaining our culture. Employees joining the bank are immersed into the bank’s practices through a structured orientation and onboarding process that is supplemented by ongoing internal training opportunities. Longer-term, our succession planning activities help us to identify and develop internal personnel with potential to advance into key positions within the bank. We show our employees that we care about their personal wellbeing through the offering of a robust wellness program that has been in existence since 2001, and in which we experience high levels of employee participation. In the face of the COVID-19 pandemic, we launched a proactive response that focused on communication, workplace health and safety, and new productivity measures. We continually monitor employee turnover rates as our success depends upon retaining our talented and committed personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. At December 31, 2020, we had 282 employees on our team, nearly all of whom are full-time and of which the majority are women. We seek to recognize the unique contribution each individual brings to our company and are committed to supporting diversity, equity, and inclusion in all of our employment practices.

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

The Bank is a state-chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (FDIC). Accordingly, the Bank's primary federal regulator is the FDIC, and the Bank is subject to extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking and Securities. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy, and to properly report late payments, defaults, and denials of loan applications.

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

Capital Adequacy Guidelines

The Corporation, as a bank holding company, is required to comply with the capital adequacy standards established by Federal Reserve Board. The Bank is required to comply with capital adequacy standards established by the FDIC. In addition, the Pennsylvania Department of Banking and Securities also requires state-chartered banks to maintain minimum capital ratios, defined substantially the same as the federal regulations.

In July 2013, Federal banking regulators approved the final rules from the Basel Committee on Banking Supervision for the regulation of capital requirements for bank holding companies and U.S banks, generally referred to as “Basel III.” The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015 (subject to a phase-in period for certain provisions). Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The rules also include changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2020 was 7.33% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2020, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 19.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR rule was effective January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filings. The Corporation did not opt into the CBLR framework.

The Bank is participating in the Paycheck Protection Program (PPP) and is able to access the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules. At December 31, 2020, the Bank had not utilized the PPPLF.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2020, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2020, the Bank was considered well capitalized and its assessment rate was approximately 4 basis points of the assessment base.

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

COVID 19 Pandemic

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. All of the Company’s modifications fall under Section 4013 of the CARES Act and thus, the interagency statement has no impact on the Company to date. For additional information see Item 1A. Risk Factors.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2020, approximately 72% ($722.9 million) of its loans were secured by real estate. Loans secured by real estate and the percent of the loan portfolio are reported in Table 14. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south- central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 85% ($859.1 million) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $577.8 million at December 31, 2020 and account for 67% of the total commercial loan portfolio. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

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

Although Management believes the loan loss allowance is adequate to absorb inherent losses in the loan portfolio, such losses cannot be predicted, and the allowance may not be adequate. Excessive loan losses could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

The Bank’s lending limit is approximately $36.4 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas and its geographic diversification is limited.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the Internet. In the conduct of certain aspects of banking business, the Bank also competes with credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

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

LIBOR and certain other interest rate “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. On November 18, 2020, the ICE Benchmark Administration stated its intention to cease publication of the one- and two-month USD LIBOR, immediately after publication on December 31, 2021, and the remaining USD LIBOR settings (3-, 6- and 12-month LIBOR) immediately following the LIBOR publication on June 30, 2023. The Corporation has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (ARRC), has selected the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. The Federal Reserve Bank of New York started to publish the SOFR April 2018. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the ARRC due to the depth and robustness of the U.S. Treasury repurchase market. In January 2020, the ARRC released a recommendation that new SOFR-based intercompany loans use the 30- or 90-day Average SOFR set in advance with an appropriate reset period.

At this time, it is impossible to predict whether the SOFR will become an accepted alternative to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as the SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. Management has formed a work group to review the Bank’s exposure to LIBOR, study replacement options and customer communication about the LIBOR change. The Corporation is currently monitoring this activity and evaluating the risks involved.

Our operational or security systems may experience interruption or breach in security, including cyber-attacks.

We rely heavily on communications and information systems to conduct our business. These systems include our internal network and data systems, as well as those of third-party vendors. Any failure, interruption or breach in security or these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement, require the payment of regulatory fines or penalties or undertaking costly remediation efforts. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Fee income from the Bank’s debit card is a significant contributor of fee income. As technology changes and consumer payment preferences change it is possible that debit card income does not continue to grow or may decline. The Bank’s overdraft protection program has also been a significant contributor of fee income. It is possible that the usage of this product slows or that regulatory changes affect the fees that can be charged for such services.

A large percentage of certificates of deposit have short-term maturities.

Seventy-five percent ($57.1 million) of the Bank’s certificates of deposit are scheduled to mature within one year. If the Bank is unable to retain these deposits, it may require the Bank to access other sources of liquidity that may carry a higher cost. However, these deposits only account for 4.2% of total deposits.

A large percentage of deposits may be highly sensitive to changes in interest rates.

Thirty-seven percent ($501.0 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases.

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increase in our allowance for credit losses, particularly if businesses remain restricted or are required to close again, the impact on the global, national, and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration, and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the Corporation’s participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Corporation is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all of PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program (PPP). On December 21, 2020, a second round of COVID-19 relief authorized an additional $285 billion in PPP funding. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Corporation participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the guidance regarding the operation of the PPP along with the continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, which exposes us to risks relating to the noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

The Corporation also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the Corporation, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risk Factors Relating to the Common Stock

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies and financial institutions specifically. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, trade wars, pandemics or epidemics, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

Although the Company’s common stock is quoted on the Nasdaq Capital Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Company’s common stock at the volume, price or time desired. From time to time, our Common Stock may be included in certain and various stock market indices. Inclusion in these indices may positively impacted the price, trading volume, and liquidity of our Common Stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if our market capitalization falls below the minimum necessary to be included in any of the indices at any annual reconstitution date, the opposite could occur. Further, our inclusion in indices may be weighted based on the size of our market capitalization, so even if our market capitalization remains above the amount required to be included on these indices, if our market capitalization is below the amount it was on the most recent reconstitution date, our Common Stock could be weighted at a lower level. If our Common Stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell our Common Stock to match the reweighting of the indices.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located in the main office of F&M Trust at 20 South Main Street, Chambersburg, Pennsylvania. This location also houses a community banking office as well as operational support services for the Bank. The Corporation owns or leases thirty-five properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, for banking operations, as described below:

Property	Owned	Leased
Facilities used in Banking Operations	16	9
Remote ATM Sites	3	6
Other Properties	—	1

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation had 1,649 shareholders of record as of December 31, 2020.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

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

There were no stock repurchases made during the fourth quarter of 2020.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2020; for the five year period ended December 31, 2020, in each case assuming an initial investment of $100 on December 31, 2015 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Franklin Financial Services Corporation
NASDAQ Composite Index
SNL Mid Atlantic Banks $1B -$2B
SNL Mid Atlantic Bank Index

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Franklin Financial Services Corporation	$100.00	$126.02	$169.35	$147.11	$186.53	$134.34
SNL Mid-Atlantic Bank $1B - $2B	$100.00	$117.59	$136.50	$134.62	$154.24	$127.72
SNL Mid-Atlantic Bank	$100.00	$127.10	$155.78	$133.10	$189.29	$168.47
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64

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

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 27, 2021 at 9:00 a.m. in a virtual meeting format only. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2021 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:	Computershare
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6. Selected Financial Data

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2020	2019	2018	2017	2016
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,535,038	$1,269,157	$1,209,587	$1,179,813	$1,127,443
Investment and equity securities	397,331	187,873	131,846	127,336	143,875
Loans, net	992,915	922,609	960,960	931,908	882,798
Deposits	1,354,573	1,125,392	1,082,629	1,047,181	982,120
Shareholders' equity	145,176	127,528	118,396	115,144	116,493

Summary of Operations
Interest income	$45,939	$49,235	$44,868	$39,885	$36,979
Interest expense	3,978	7,113	4,214	2,491	2,245
Net interest income	41,961	42,122	40,654	37,394	34,734
Provision for loan losses	4,625	237	9,954	670	3,775
Net interest income after provision for loan losses	37,336	41,885	30,700	36,724	30,959
Noninterest income	15,084	15,424	12,629	12,189	11,605
Noninterest expense	39,362	38,314	37,369	43,172	33,175
Income before income taxes	13,058	18,995	5,960	5,741	9,389
Federal income tax expense (benefit)	258	2,880	(165)	3,565	1,302
Net income	$12,800	$16,115	$6,125	$2,176	$8,087

Performance Measurements
Return on average assets	0.91%	1.29%	0.52%	0.19%	0.74%
Return on average equity	9.56%	13.17%	5.34%	1.80%	7.04%
Return on average tangible assets (1)	0.91%	1.30%	0.52%	0.19%	0.75%
Return on average tangible equity (1)	10.24%	14.22%	5.80%	1.94%	7.64%
Efficiency ratio (1)	67.32%	65.36%	68.27%	82.59%	68.26%
Net interest margin, fully tax equivalent	3.21%	3.68%	3.78%	3.72%	3.62%

Shareholders' Value (per common share)
Diluted earnings per share	$2.93	$3.67	$1.39	$0.50	$1.88
Basic earnings per share	2.94	3.68	1.40	0.50	1.88
Regular cash dividends paid	1.20	1.17	1.05	0.93	0.82
Book value	33.07	29.30	26.85	26.44	26.99
Tangible book value (1)	31.02	27.23	24.81	24.37	24.90
Market value**	27.03	38.69	31.50	37.36	28.60
Market value/book value ratio	81.74%	132.05%	117.32%	141.30%	105.97%
Market value/tangible book value ratio	87.13%	142.11%	126.97%	153.30%	114.88%
Price/earnings multiple year-to-date	9.23	10.54	22.66	74.72	15.21
Current quarter dividend yield*	4.44%	3.10%	3.43%	2.49%	2.94%
Dividend payout ratio	40.83%	31.74%	75.07%	185.25%	43.56%

Safety and Soundness
Average equity/average assets	9.48%	9.78%	9.73%	10.62%	10.56%
Risk-based capital ratio (Total)	17.69%	16.08%	15.21%	15.31%	15.67%
Leverage ratio (Tier 1)	8.69%	9.72%	9.78%	9.73%	10.11%
Common equity ratio (Tier 1)	14.32%	14.82%	13.96%	14.06%	14.41%
Nonperforming loans/gross loans	0.87%	0.42%	0.27%	0.28%	0.61%
Nonperforming assets/total assets	0.57%	0.31%	0.44%	0.45%	0.92%
Allowance for loan loss/loans	1.66%	1.28%	1.28%	1.25%	1.24%
Net loans (recovered) charged-off/average loans	-0.02%	0.07%	0.97%	-0.01%	0.33%

Assets under Management
Trust and Investment Services (fair value)	$836,381	$790,949	$684,825	$686,941	$622,630
Held at third-party brokers (fair value)	112,624	127,976	122,213	158,145	142,676

*Annualized

** Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for 2020 and 2019 and the OTCQX for all prior periods
(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.

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

The following accounting policy is identified by management to be critical to the results of operations: Allowance for Loan Losses and the Annual Goodwill Impairment Evaluation.

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2020	2019	2018	2017	2016
Return on Average Tangible Assets (non-GAAP)
Net income	$12,800	$16,115	$6,125	$2,176	$8,087

Average assets	1,413,598	1,251,655	1,178,302	1,139,703	1,088,047
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average assets (non-GAAP)	1,404,582	1,242,639	1,169,286	1,130,687	1,079,031

Return on average tangible assets (non-GAAP)	0.91%	1.30%	0.52%	0.19%	0.75%

Return on Average Tangible Equity (non-GAAP)
Net income	$12,800	$16,115	$6,125	$2,176	$8,087

Average shareholders' equity	133,958	122,377	114,625	120,993	114,884
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	124,942	113,361	105,609	111,977	105,868

Return on average tangible equity (non-GAAP)	10.24%	14.22%	5.80%	1.94%	7.64%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$145,176	$127,528	$118,396	$115,144	$116,493
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	136,160	118,512	109,380	106,128	107,477

Shares outstanding (in thousands)	4,389	4,353	4,409	4,355	4,317

Tangible book value (non-GAAP)	31.02	27.23	24.81	24.37	24.90

Efficiency Ratio (non-GAAP)
Noninterest expense	$39,362	$38,314	$37,369	$43,172	$33,175

Net interest income	41,961	42,122	40,654	37,394	34,734
Plus tax equivalent adjustment to net interest income	1,407	1,393	1,522	2,690	2,246
Plus noninterest income, net of securities transactions	15,104	15,102	12,564	12,186	11,623
Total revenue	58,472	58,617	54,740	52,270	48,603

Efficiency ratio (non-GAAP)	67.32%	65.36%	68.27%	82.59%	68.26%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Summary

Franklin Financial Services Corporation reported consolidated earnings $12.8 million ($2.93 per diluted share) for 2020 compared with $16.1 million ($3.67 per diluted share) for the same period in 2019.

•Net interest income was $42.0 million in 2020, compared to $42.1 million in 2019 and the net interest margin fell from 3.68% in 2019 to 3.21% in 2020. The year-to-date yield on earning assets fell by 0.78% from 4.29% in 2019 to 3.51% in 2020 as all asset classes had lower yields in 2020 as market rates decreased during the year. The cost of interest-bearing deposits fell from 0.77% in 2019 to 0.35% in 2020 as the Bank reduced deposit rates to offset lower asset yields. The cost of total deposits fell from 0.64% in 2019 to 0.28% in 2020.

•Earning assets year-to-date 2020 averaged $1.4 billion compared to $1.2 billion for the same period in 2019. The average balance of the investment portfolio increased $141.6 million, primarily in the municipal bond portfolio. The year-to-date average balance of the loan portfolio increased from $964.6 million in 2019 to $992.0 million in 2020. The average balance of the commercial loan portfolio increased $19.3 million over 2019. The increase is primarily due to the addition of Paycheck Protection Program (PPP) loans which totaled $52.3 million at December 31, 2020 and increased the average balance of the commercial loan portfolio $41.3 million year-to-date. The average balance of deposits for 2020 increased $142.9 million over the prior year average with every deposit category increasing except for time deposits.

•The provision for loan loss expense for the was $4.6 million. This compared $237 thousand in 2019. The increase in the 2020 provision expense compared to 2019 is the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the economic effects and impact of the COVID-19 pandemic. The allowance for loan loss ratio was 1.66% of gross loans as of December 31, 2020, compared to 1.28% at December 31, 2019. Excluding the PPP loans, the allowance for loan loss ratio was 1.75% at year-end 2020.

• Noninterest income totaled $15.1 million, down $340 thousand compared to 2019. Year-to-date, gains on the sale of mortgages totaled $1.5 million, an increase of $1.1 million over 2019 and gains on bank-owned life insurance policies increased $645 thousand year-over-year. However, these increases were offset by a decrease in gains on the sale of other real estate, bank premises, securities and lower deposit fees in 2020.

•Noninterest expense was $39.4 million in 2020, $1.1 million more than $38.3 million in the prior year. Year-to-date, the largest expense increases occurred in data processing ($425 thousand), FDIC insurance ($359 thousand) and salaries and benefits ($249 thousand). In the second quarter of 2020, the Bank made a $100 thousand contribution to various social service and first responder organizations in our local communities.

•The Corporation recorded a reversal of $1.1 million to its income tax expense in the second quarter of 2020 due to a benefit from the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it is able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%.

Total assets at December 31, 2020 were $1.535 billion compared $1.269 billion at December 31, 2019. Significant balance sheet changes since December 31, 2019 include:

•Short-term interest-bearing deposits in other banks decreased $26.7 million while the investment portfolio increased $209.5 million.

•The net loan portfolio increased $70.3 million (7.6%) during 2020 over the year-end 2019 balance. Growth in the portfolio occurred primarily in commercial loans from PPP activity, and to a lesser extent, in commercial real estate and home equity lines of credit. The Bank held $52.3 million of PPP loans (5.18% of gross loans) at December 31, 2020. The PPP is administered by the Small Business Administration (SBA) and loans issued under the program are fully guaranteed by the SBA. These loans have an interest rate of 1%, plus the Bank earned an origination fee ranging from 3% to 5% of the originated loan balance. The Bank is recognizing the PPP fees over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. The Bank had $1.3 million of PPP fees remaining to be recognized at December 31, 2020.

•At December 31, 2020, the Bank had $67.6 million of modified loans compared to $82.5 million at September 30, 2020 and $196.5 million at June 30, 2020. The current balance is comprised primarily of 20 unrelated loans to hotels for $46.5 million, three unrelated loans in the entertainment sector for $14.1 million and one loan for $4.7 million in rental real estate.

•Deposits increased $229.2 million (20.3%) from year-end 2019, with all deposit products showing an increase except time deposits. Based on current information known to Management, it appears that the increases seem to stem from government stimulus payments to consumers and businesses, lower spending as economic activity was limited by the pandemic and the sense of security offered by bank deposits in uncertain economic times.

•In the third quarter of 2020, the Corporation issued $20.0 million of subordinated notes, $15.0 million at 5.00% and $5.0 million at 5.25%. At December 31, 2020, the Corporation was well-capitalized with a total risk-based capital ratio of 17.69% and a Tier 1 leverage ratio of 8.69%

•Shareholders’ equity increased $17.6 million, from the end of 2019, due primarily to an increase in accumulated other comprehensive income from an increase in the value of the investment portfolio. Retained earnings increased $7.6 million from the end of 2019. The book value of the Corporation’s common stock increased from $29.30 at December 31, 2019 to $33.07 per share at year-end 2020. The Corporation suspended activity in its 2019 stock repurchase plan on March 19, 2020. In December 2020, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

Other key performance measurements are presented in Item 6 of this report.

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

Tax equivalent net interest income decreased $147 thousand in 2020. The decrease was driven almost equally by a $3.3 million decrease in interest income, primarily from lower yields on earning assets, and a $3.1 million decrease in interest expense due to lower rates in 2020. The yield on earning assets (Table 3) declined from 4.29% for 2019 to 3.51% for 2020, driven by a decrease in the yield on portfolio loans and the investment portfolio. The benefit provided by tax-exempt income increased from 2019 to 2020 due to a larger tax-free asset portfolio. Table 2 shows the affect volume and rate had on the change in tax equivalent net interest income in 2020.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2020	2019	$	%
Interest income	$45,939	$49,235	$(3,296)	(6.7)
Interest expense	3,978	7,113	(3,135)	(44.1)
Net interest income	41,961	42,122	(161)	(0.4)
Tax equivalent adjustment	1,407	1,393	14	1.0
Tax equivalent net interest income	$43,368	$43,515	$(147)	(0.3)

Table 2 identifies increases and decreases in tax equivalent net interest income to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2020 Compared to 2019			2019 Compared to 2018
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks	$(11)	$(1,111)	$(1,122)	$1,062	$47	$1,109
Investment securities:
Taxable	2,555	(580)	1,975	548	91	639
Nontaxable	826	(135)	691	(332)	117	(215)
Loans:
Commercial, industrial and agriculture	882	(4,599)	(3,717)	363	2,190	2,553
Residential mortgage	46	(324)	(278)	(11)	128	117
Home equity loans and lines	291	(1,002)	(711)	(181)	168	(13)
Consumer	39	(159)	(120)	50	(2)	48
Loans	1,258	(6,084)	(4,826)	221	2,484	2,705
Total net change in interest income	4,628	(7,910)	(3,282)	1,499	2,739	4,238

Interest expense on:
Interest-bearing checking	188	(671)	(483)	84	322	406
Money management	347	(2,908)	(2,561)	48	1,620	1,668
Savings	44	(318)	(274)	5	59	64
Time deposits	(56)	(152)	(208)	165	584	749
Other borrowings	(18)	(18)	(36)	7	5	12
Subordinated Notes	213	214	427	—	—	—
Total net change in interest expense	718	(3,853)	(3,135)	309	2,590	2,899
Change in tax equivalent net interest income	$3,910	$(4,057)	$(147)	$1,190	$149	$1,339

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2020			2019
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-bearing obligations of other banks	$75,063	$476	0.63%	$75,570	$1,598	2.11%
Investment securities:
Taxable	219,815	4,725	2.15%	104,614	2,750	2.63%
Tax Exempt	63,246	1,952	3.09%	36,843	1,261	3.42%
Investments	283,061	6,677	2.36%	141,457	4,011	2.84%
Loans:
Commercial, industrial and agricultural	843,412	34,669	4.11%	824,097	38,386	4.66%
Residential mortgage	70,932	2,742	3.87%	69,856	3,020	4.32%
Home equity loans and lines	71,042	2,555	3.60%	64,812	3,266	5.04%
Consumer	6,581	227	3.45%	5,862	347	5.92%
Loans	991,967	40,193	4.05%	964,627	45,019	4.67%
Total interest-earning assets	1,350,091	$47,346	3.51%	1,181,654	$50,628	4.29%
Other assets	63,507			70,001
Total assets	$1,413,598			$1,251,655

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$379,564	$796	0.21%	$324,925	$1,279	0.39%
Money Management	460,447	1,588	0.34%	422,140	4,149	0.98%
Savings	93,645	105	0.11%	82,747	379	0.46%
Time	81,847	1,062	1.30%	85,761	1,270	1.48%
Total interest-bearing deposits	1,015,503	3,551	0.35%	915,573	7,077	0.77%
Other borrowings	—	—	—	1,335	36	2.60%
Subordinated notes	8,022	427	5.32%	—	—	—
Total interest-bearing liabilities	1,023,525	3,978	0.39%	916,908	7,113	0.78%
Noninterest-bearing deposits	240,042			197,111
Other liabilities	16,073			15,259
Shareholders' equity	133,958			122,377
Total liabilities and shareholders' equity	$1,413,598			$1,251,655
T/E net interest income/Net interest margin		43,368	3.21%		43,515	3.68%
Tax equivalent adjustment		(1,407)			(1,393)
Net interest income		$41,961			$42,122

Net Interest Spread			3.12%			3.51%
Cost of Funds			0.31%			0.64%
Cost of Deposits			0.28%			0.64%

Provision for Loan Losses

In 2020, the Bank recorded gross loan charge-offs $645 thousand, which were more than offset by $843 thousand of recoveries, resulting in net loan recovery of $198 thousand. For 2020, the provision for loan loss expense was $4.6 million. The allowance for loan losses was $16.8 million at year-end 2020 (1.66% of total loans), compared to $12.0 million at year-end 2019 (1.28% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Tables 11 - 15.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2020 and 2019:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2020	2019	Amount	%
Noninterest Income
Investment and trust services fees	$6,040	$6,141	$(101)	(1.6)
Loan service charges	853	568	285	50.2
Gain on sale of loans	1,536	393	1,143	290.8
Deposit service charges and fees	1,977	2,419	(442)	(18.3)
Other service charges and fees	1,446	1,519	(73)	(4.8)
Debit card income	1,844	1,791	53	3.0
Increase in cash surrender value of life insurance	457	509	(52)	(10.2)
Bank owned life insurance gain	840	195	645	330.8
Other real estate owned gains, net	—	326	(326)	(100.0)
Net gain on sales of debt securities	29	256	(227)	(88.7)
Change in fair value of equity securities	(49)	66	(115)	(174.2)
Gain on sale of bank premises	—	597	(597)	(100.0)
Other	111	644	(533)	(82.8)
Total	$15,084	$15,424	$(340)	(2.2)

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $5.6 million for 2020, an increase of $93 thousand over 2019. The fair value of trust assets under management was $836.4 million at year-end, compared to $790.9 million at the end of 2019. By the nature of an estate settlement, these fees are considered nonrecurring. Estate fees decreased by $171 thousand, to $194 thousand in 2020. Commissions from the sale of insurance and investment products decreased by $23 thousand compared to 2019.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees. The primary cause of the increase was prepayment penalties on commercial loans.

Gain on sale of loans: This category is comprised of fees for originating mortgages for sale in the secondary market. The increase of $1.1 million was due to a higher volume of originations in 2020, $105.3 million, compared to originations of $30.7 million in 2019.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The decrease of $442 thousand in this category was due to lower fees from the usage of the Bank’s overdraft protection program.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. Merchant card fees decreased $9 thousand while ATM fees decreased $62 thousand, due to lower usage as a result of shutdowns caused by the pandemic.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees increased by $47 thousand while business card fees increased $9 thousand, a 5% increase over the prior year. The business debit card offers a cash back rewards program based on usage.

Bank owned life insurance gain: The Bank received death benefits from two bank-owned life insurance policies in 2020 compared to one policy in 2019.

Other: The decrease in 2020 was due primarily to the recovery of prior year legal fees from a legal settlement in 2019.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2020 and 2019:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2020	2019	Amount	%
Salaries and benefits	$22,392	$22,143	$249	1.1
Net occupancy	3,350	3,402	(52)	(1.5)
Marketing and advertising	1,757	1,756	1	0.1
Legal and professional	1,802	1,774	28	1.6
Data processing	3,419	2,994	425	14.2
Pennsylvania bank shares tax	965	982	(17)	(1.7)
FDIC insurance	457	104	353	339.4
ATM/debit card processing	1,088	1,026	62	6.0
Telecommunications	458	426	32	7.5
Other	3,674	3,707	(33)	(0.9)
Total	$39,362	$38,314	$1,048	2.7

The most significant changes in noninterest expense are discussed below:

Salaries and benefits: This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension service, taxes and other employee programs. This category increased by $249 thousand compared to the prior year from salary increases of $1.4 million, due to merit increases, and a $448 thousand increase in mortgage commissions, which were partially offset by a decrease of $269 thousand in health insurance expense and an increase in deferred loan origination costs due to an increase in loan originations. See Note 16 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Equipment maintenance contracts and depreciation increased during 2020 but were offset by a decrease in building maintenance due to less snow removal expenses and lower utility costs.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. Legal fees increased $93 thousand due to services provided in the normal course of business. Internal and external audit fees decreased by $169 thousand, due to fees expensed in 2019 for a consent letter from the prior external audit firm.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $1.8 million of the total data processing costs, unchanged from the prior year. An increase in software expense contributed $179 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation (FDIC). The expense for 2020 increased compared to prior year due to $270 thousand in premium credits in 2019 from the FDIC Small Bank Assessment Credits. This credit was fully utilized in 2019.

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $258 thousand compared to $2.9 million in 2019. The effective tax rate for 2020 and 2019 was 2.0% and 15.2%, respectively. The Corporation recorded an income tax benefit of $1.1 million in the second quarter of 2020. This benefit was available due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allows for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it was able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. Without the benefit of the NOL carryback, the effective tax rate for 2020 would have been 10.5% compared to 15.2% in 2019. Excluding the benefit of the NOL, the Corporation’s 2020 effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. For a more comprehensive analysis of Federal income tax expense refer to Note 14 of the accompanying consolidated financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2020, total assets increased 21.0% over the prior year to $1.54 billion from $1.27 billion at the end of 2019.

Interest Bearing Deposits in Other Banks:

This asset decreased to $52.8 million at December 31, 2020 compared to $77.2 million at December 31, 2019, as the Bank reinvested excess cash in the investment and loan portfolio. The average balance for 2020 decreased slightly to $75.1 million compared to $75.6 million in 2019. At year-end, $12.7 million was in the form of long-term certificates of deposit and $39.9 million was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and trust preferred securities, and corporate debt in the form of bank-issued subordinated debt. The average life of the portfolio is 7.3 years and $137.4 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past three years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value	Cost	value
U.S. Government and Agency securities	$12,594	$12,574	$8,418	$8,428	$9,120	$9,076
Municipal securities	236,253	247,054	90,865	91,286	67,811	67,647
Trust preferred and corporate securities	20,421	20,288	4,097	3,967	4,074	3,758
Agency mortgage-backed securities	70,443	72,241	58,503	58,704	45,241	44,658
Private-label mortgage-backed securities	8,412	8,453	398	429	457	488
Asset-backed securities	36,246	36,330	24,918	24,619	5,869	5,845
Total	$384,369	$396,940	$187,199	$187,433	$132,572	$131,472

The following table presents investment securities at December 31, 2020 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and
Agency securities	$2,009	2.42%	$10,565	1.16%	$—	—	$—	—	$12,574	1.36%
Municipal securities	2,380	3.74%	11,292	3.14%	204,853	2.62%	28,529	2.45%	247,054	2.63%
Trust preferred and Corporate securities	—	—	—	—	20,288	4.27%	—	—	20,288	4.27%
Agency mortgage-backed securities	4,998	1.90%	33,220	1.53%	34,023	1.43%	—	—	72,241	1.51%
Private-label mortgage-backed
securities	—	—	6,274	2.01%	2,003	1.83%	176	6.01%	8,453	2.05%
Asset-backed securities	400	1.34%	14,020	1.16%	21,910	0.99%	—	—	36,330	1.06%
Total	$9,787	2.43%	$75,371	1.69%	$283,077	2.46%	$28,705	2.47%	$396,940	2.32%

Table 3 shows the two-year trend of average balances and yields on the investment portfolio. The yield on the portfolio decreased from 2.84% in 2019 to 2.36% in 2020. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 18% and 62% respectively. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $41.7 million in cash flows in 2020 while $240.7 million was invested into the portfolio during the year.

Municipal Bonds: This sector holds $247.1 million or 62% of the total portfolio and the amortized cost increased by $145.4 million year over year. The Muni sector is the best risk vs. reward bond sector because the yield is substantially higher to justify the risk, the credit remains strong and they provide protection from long-term low rates. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (39% of the portfolio) and taxable (61% of the portfolio) municipal bonds. Sixty-two percent of the portfolio are general obligation bonds and thirty-eight percent are revenue bonds. The portfolio holds bonds from 228 issuers within 35 states. The largest dollar exposure is in the states of Texas (16%) and California (12%). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized rating agency.

Trust Preferred and Corporate Bonds: Trust preferred securities are typically issued by a subsidiary grantor trust of a bank holding company, which uses the proceeds of the equity issuance to purchase deeply subordinated debt issued by the bank holding company. All of the Bank’s trust preferred securities are single issuer bonds and the Bank holds 5 different issues. The bank also owns $16.1 million of subordinated debt from 34 different issuers.

Mortgage-backed Securities (MBS): This sector holds $80.7 million or 20% of the total portfolio. The majority of this sector ($72.2 million) is comprised of U.S. Government Agency MBS. The Government MBS sector is comprised of mortgage-backed securities and collateralized mortgage obligations, both fixed and variable rate. In addition, the Bank holds four private-label mortgage-backed securities (PLMBS) with a fair value of $313 thousand and an amortized cost of $293 thousand. The Bank’s private-label mortgage-backed securities (PLMBS) portfolio is comprised primarily of Alt-A loans. Alt-A loans are first-lien residential mortgages that generally conform to traditional “prime” credit guidelines; however, loan factors such as the loan-to-value ratio, loan documentation, occupancy status or property type cause these loans not to qualify for standard underwriting programs. See Note 4 of the accompanying financial statements for more information on the mortgage-backed securities.

Asset-backed Securities (ABS): This sector holds $36.3 million, or 9%, of the total portfolio. FFELP (Federal Family Education Loan Program) bonds make up the maturity of this sector and have a 97% guarantee from the US Department of Education. The FFELP bonds are all rated AAA.

Impairment: Table 8 reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2020 and 2019.

The condition of the portfolio at year-end 2020, as measured by the dollar amount of temporarily impaired securities, has improved over year-end 2019. The Municipal sector recorded the largest unrealized loss and had the greatest number of securities with an unrealized loss.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2020, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted. The following table presents the temporary impairment in the security portfolio for the years presented:

Table 8. Temporary Impairment

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal securities	27,022	(219)	28	—	—	—	27,022	(219)	28
Trust preferred and Corporate securities	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed securities	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Private-label mortgage-backed securities	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed securities	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired securities	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred and Corporate securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

The unrealized loss in the trust preferred and corporate sector increased by $25 thousand compared to the prior year-end. All of the Bank’s trust preferred securities are variable rate notes with long maturities (2027-2028). The credit ratings on this portfolio are similar to the prior year and no bonds have missed or suspended any payments. At December 31, 2020, the Bank believes it will be able to collect all interest and principal due on these bonds and that it will not be forced to sell these bonds prior to maturity. Therefore, no other-than-temporary-impairment charges were recorded.

The municipal securities portfolio had a $778 thousand decrease in unrealized losses since the end of 2019. The change in value in this sector is driven by market interest rates since these bonds have very low credit risk.

Equity securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2020, this investment was reported at fair value ($391 thousand) with changes in value reported through income in 2020.

Restricted Stock at Cost

The Bank held $468 thousand of restricted stock at the end of 2020 of which $438 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio increased by 8.0% ($75.1 million) in 2020, due primarily to approximately $65 million in PPP loan originations and an increase in junior liens and lines of credit from the Bank’s FlexLOC program. Average gross loans for 2020 increased by $27.3 million to $992.0 million compared to $964.6 million in 2019. Commercial, mortgage and home equity loans and lines all showed an increase in average balances during the year, which was partially offset by a decline in consumer loans. The yield on the portfolio decreased in 2020 to 4.05% from 4.67% in 2019. Table 3 presents detail on the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by primary collateral, as of December 31 for the past 5 years.

Table 9. Loan Portfolio

(Dollars in thousands)	2020		2019		2018		2017		2016
	Balance	% Change	Balance	% Change	Balance	% Change	Balance	% Change	Balance
Residential real estate 1-4 family
Consumer first lien	$77,373	(9.3)	$85,319	(4.9)	$89,673	(7.7)	$97,159	(5.8)	$103,125
Commercial first lien	59,851	3.9	57,627	(2.7)	59,227	(3.3)	61,275	(6.4)	65,445
Total first liens	137,224	(4.0)	142,946	(4.0)	148,900	(6.0)	158,434	(6.0)	168,570

Consumer junior lien and lines of credit	60,935	42.7	42,715	0.5	42,504	(5.6)	45,043	0.5	44,817
Commercial junior liens and lines of credit	4,425	(9.4)	4,882	3.5	4,716	(11.5)	5,328	(1.3)	5,396
Total junior liens and lines of credit	65,360	37.3	47,597	0.8	47,220	(6.3)	50,371	0.3	50,213
Total residential real estate 1-4 family	202,584	6.3	190,543	(2.8)	196,120	(6.1)	208,805	(4.6)	218,783

Residential real estate construction
Consumer	6,751	64.4	4,107	146.4	1,667	(8.1)	1,813	34.3	1,350
Commercial	9,558	3.7	9,216	7.7	8,558	5.8	8,088	6.1	7,625
Total residential real estate construction	16,309	22.4	13,323	30.3	10,225	3.3	9,901	10.3	8,975

Commercial real estate	503,977	2.0	494,262	1.3	487,980	13.9	428,428	9.7	390,584
Commercial	281,257	22.3	230,007	(16.1)	274,054	(6.0)	291,519	7.6	270,826
Total commercial	785,234	8.4	724,269	(5.0)	762,034	5.8	719,947	8.9	661,410

Consumer	5,577	(13.4)	6,440	28.9	4,996	(1.0)	5,047	7.3	4,705
Total loans	1,009,704	8.0	934,575	(4.0)	973,375	3.1	943,700	5.6	893,873
Less: Allowance for loan losses	(16,789)	40.3	(11,966)	(3.6)	(12,415)	5.3	(11,792)	6.5	(11,075)
Net loans	$992,915	7.6	$922,609	(4.0)	$960,960	3.1	$931,908	5.6	$882,798

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate. Total residential real estate loans increased $12.0 million in 2020 from 2019, primarily in consumer junior lien and lines of credit. In 2020, the Bank originated $125.4 million in mortgages compared to $43.7 million in 2019, including approximately $105.3 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers of $9.6 million, while loans for individuals to construct personal residences totaled $6.8 million at December 31, 2020. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans, where real estate serves as the primary collateral for the loan. This loan category increased by $9.7 million over the prior year. The largest sectors (by collateral) in CRE are: hotel & motel ($72.1 million), land development ($60.3 million), office buildings ($54.2 million), manufacturing ($37.4 million) and shopping centers ($35.6 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 17 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $89.3 million. At December 31, 2020, the Bank had $28.7 million in real estate construction loans funded with an interest reserve and capitalized $915 thousand of interest in 2020 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans increased $51.3 million over the 2019 ending balance, primarily due to PPP originations. At December 31, 2020, the Bank had approximately $145 million of tax-free loans in its portfolio. The largest sectors (by industry) are: public administration ($57.6 million), utilities ($54.5 million), educational services ($20.7 million) and real estate rental and leasing ($11.4 million). This category also includes $52.3 million of PPP loans that are 100% guaranteed by the SBA.

Participations: At December 31, 2020, the outstanding commercial participations accounted for 8.7%, or $68.7 million, of commercial purpose loans compared to 9.4%, or $67.7 million, at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $84.0 million at December 31, 2020 and 2019. The commercial loan participations are comprised of $14.7 million of commercial loans and $54.0 million of CRE loans, reported in the respective loan segment. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit and showed a decrease of $863 thousand in 2020 over 2019 ending balances.

Table 10. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2020. Consumer purpose residential mortgages and consumer loans are excluded from the presentation.

	Less than		Over
(Dollars in thousands)	1 year	1-5 years	5 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$1,320	$10,728	$65,631	$77,679
Variable rate	3,195	15,347	106,363	124,905
	4,515	26,075	171,994	202,584
Residential real estate construction
Fixed rate	7,186	—	—	7,186
Variable rate	7,689	1,434	—	9,123
	14,875	1,434	—	16,309

Commercial real estate
Fixed rate	21,243	34,510	33,591	89,344
Variable rate	44,991	86,785	282,857	414,633
	66,234	121,295	316,448	503,977
Commercial
Fixed rate	538	28,119	1,425	30,082
Variable rate	27,717	82,631	140,827	251,175
	28,255	110,750	142,252	281,257

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $66.1 million at year-end compared to $11.6 million one year earlier. The increase from 2019 is the result of a $40.8 million increase in 6-OAEM rated loans and a $13.7 million increase in 7-Substandard rated loans. During 2020, the Bank downgraded its hotel portfolio due to the pandemic and this action was the primary reason for the increase in watch-list loans. At year-end 2020, the Bank had $32.7 million of hotel loans rated 6-OAEM and $14.5 million rated 7-Substandard. Included in the watch list are $8.7 million of nonaccrual loans. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse and OREO. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan-to-value limits are all equal to or less than the supervisory loan-to-value limits. However, in certain circumstances, the Bank may make a loan that exceeds the supervisory loan-to-value. At December 31, 2020, the Bank had loans of $23.3 million (2.3% of gross loans) that exceeded the supervisory loan-to value limit, compared to 2.6% at the prior year end.

Nonaccrual loans increased $4.9 million over year-end 2019 due to an increase in commercial real estate nonaccrual loans of $5.0 million, the result of placing a $5.7 million hotel loan on nonaccrual in September 2020. This hotel is on a CARES Act Section 4013 deferral of principal and interest payments through May 2021. The hotel is operating under a national hotel flag. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days, at December 31, 2020 totaled $53.2 million compared to $7.7 million at December 31, 2019. The increase in potential problem loans is also the result of downgrading the hotel portfolio in 2020. As a result of these changes, the ratio of nonperforming loans to total gross loans increased from 0.42% at December 31, 2019 to 0.87% at year-end 2020.

The following table presents a five-year summary of nonperforming assets as of December 31 of each year:

Table 11. Nonperforming Assets

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$68	$80	$168	$231
Junior liens and lines of credit	10	31	23	—	86
Total	51	99	103	168	317
Residential real estate - construction	512	523	455	466	480
Commercial real estate	8,033	3,009	1,427	1,854	3,956
Commercial	108	197	315	187	23
Total nonaccrual loans	8,704	3,828	2,300	2,675	4,776

Loans past due 90 days or more and not included above
Residential Real Estate 1-4 Family
First liens	26	31	113	—	—
Junior liens and lines of credit	—	46	26	—	—
Total	26	77	139	—	—
Commercial real estate	—	—	113	—	665
Commercial	—	—	100	—	—
Consumer	12	—	5	—	—
Total loans past due 90 days or more and still accruing	38	77	357	—	665

Total nonperforming loans	8,742	3,905	2,657	2,675	5,441
Other real estate owned	—	—	2,684	2,598	4,915
Total nonperforming assets	$8,742	$3,905	$5,341	$5,273	$10,356

Nonperforming loans to total gross loans	0.87%	0.42%	0.27%	0.28%	0.61%
Nonperforming assets to total assets	0.57%	0.31%	0.44%	0.45%	0.92%
Allowance for loan losses to nonperforming loans	192.05%	306.43%	467.26%	440.82%	203.55%

The following table provides information on the most significant nonaccrual loans as of December 31, 2020. These two nonaccrual loans account for 80% of the total nonaccrual balance.

Table 12. Significant Nonaccrual Loans

		ALL	Nonaccrual	TDR			Collateral
(Dollars in thousands)	Balance	Reserve	Date	Status	Collateral	Location	Value
Credit 1	$1,258	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,820
Credit 2	5,702	228	Sep-20	N	1st and 2nd liens on commercial real estate (hotel) and all related business assets	PA	$5,474
	$6,960	$228

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

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Loans may be modified under Section 4013 until the earlier of January 1, 2022 or the 60th day after the end of the COVID-19 national emergency declared by the President.

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off or in certain circumstances refinanced. However, an impaired TDR loan can be a performing loan under its modified terms. Impaired loans totaled $17.3 million at year-end compared to $12.2 million at the prior year end. The increase is due the nonaccrual hotel loan previously discussed. This loan carries a $228 thousand specific reserve. Included in the impaired loan totals are $11.0 million of TDR loans.

COVID 19 Pandemic Effect on Loan Quality: The pandemic, and governmental responses thereto, has the potential to affect the credit quality of the loan portfolio in future periods. The pandemic has resulted in certain federal, state and local governmental authorities taking action to stop the spread of the pandemic or mitigate its impact. These actions have included stay-at-home orders, restrictions on business activity, and proclamations and/or directives aimed at minimizing the spread of the pandemic by restricting the movement of people, products and services in the economy. As a result of these actions, the economic activity of the Bank’s market area has been curtailed, businesses have been shut down and unemployment has dramatically increased. Many of these restrictions, to some level, remained in place at December 31, 2020. The repayment of every loan is dependent, in some way, on an efficiently functioning economy. Any action that has the effect of restricting economic activity has the potential to reduce cash flow available to repay loans. At this time, the length of this economic downturn is uncertain, as is the effect on the Bank’s loan portfolio. See the Allowance for Loan Losses (ALL) section that follows for the effect of the pandemic on the ALL and provision for loan loss expense.

COVID 19 Loan Deferrals. As the economy contracted in 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. Under guidance provided by the CARES Act and a joint regulatory agency statement issued by banking agencies, banks could, under certain circumstances, avoid reporting loan modifications as delinquent, nonperforming or as a trouble debt restructuring. As of December 31, 2020, the Bank has granted approximately $68 million loan deferrals or modifications (approximately 7% of gross loans) down from $82 million (8% of gross loans) at September 30, 2020 and $196 million (19% of gross loans) as of June 30, 2020. These modifications include the deferral of principal and interest payments, deferral of interest payments for interest only lines of credit or providing for an interest only payment. Any interest that is deferred is due and payable at the end of the deferral period. Principal that is deferred will be added to the end of the loan as an extension of the maturity date or as a balloon payment, depending on the loan structure. The Bank will continue to accrue interest during the deferral period. The majority of deferrals were for an initial period of 3 months with the potential for additional deferrals after a credit review. If a borrower requested additional deferrals, the Bank required a review of updated financial reports and forecast prior to granting an approval.

The following table shows the loan deferrals made as of December 31, 2020 by North American Industry Classification System (NAICS) code and type of collateral.

				Percent of	Collateral
(Dollars in thousands)	Number of		Percent of	Risk-based	Real Estate	Non-Real Estate
Industry Description	Loans	Balance	Gross Loans	Capital (1)	secured	secured
Hotels	20	$46,487	5%	33%	$46,481	$6
Arts, Entertainment, and Recreation	3	14,075	1%	10%	14,075	—
Real Estate, Rental & Leasing	1	4,718	< 1%	3%	4,718	—
Food Service	5	1,606	< 1%	1%	1,606	—
Other Services (except Public Administration)	1	671	< 1%	< 1%	671	—
Total	30	$67,557	7%	47%	$67,551	$6
(1) Based on Bank's Risk-based Capital

The following tables show the type of modifications by industry as of December 30, 2020, and the same sectors one quarter earlier at September 30, 2020.

December 31, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$40,304	$—	$6,183	$46,487
Arts, Entertainment & Recreation	13,613	—	462	14,075
Real Estate, Rental & Leasing	—	4,718	—	4,718
Food Service	—	882	724	1,606
Other Services	—	—	671	671
Total	$53,917	$5,600	$8,040	$67,557

September 30, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$18,026	$—	$42,801	$60,827
Arts, Entertainment & Recreation	—	—	14,093	14,093
Real Estate, Rental & Leasing	4,718	—	193	4,911
Food Service	883	—	48	931
Agriculture	—	74	817	891
Public Administration	—	140	150	290
Retail Trade	117	—	—	117
Other Services	—	—	76	76
Residential and Consumer Loans	—	—	353	353
Total	$23,744	$214	$58,531	$82,489

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future.

Industry Exposure. The Bank believes its greatest risk exposure to modified loans is in the hotel sector. The following table presents additional information on the modified hotel loans.

December 31, 2020
(Dollars in thousands, except average daily rate)

Modified Balance	$46,487
Loans with principal payment deferred, paying interest	$40,304
Loans with deferred principal and interest	$6,183
Expected modification expiration
1-3 months	$11,214
4-6 months	$35,273
Number of Loans Modified	20
Average Balance	$2,324
Average Loan-to-Value	62%
Risk Rated: 5 - Pass	$3,502
Risk Rated: 6 - Other Asset Especially Mentioned	$30,194
Risk Rated: 7 - Substandard	$12,791
December 2020 Daily Occupancy*	36%
December 2019 Daily Occupancy*	51%
December 2020 Average Daily Rate*	$90
December 2019 Average Daily Rate*	$110
Hotel Flags	12

*Daily occupancy and average daily rate represent data reported for the primary markets in which the hotels operate and may or may not represent the experience of any specific property in the portfolio.

Paycheck Protection Program. In March 2020, Congress passed the CARES Act to provide economic relief to small business and consumers affect by the COVID-19 pandemic. Included in this Act was the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two-years or five-years with a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan for the first six months, and the loans will fully amortize for the remainder of the two- or five-year terms.

In December 2020, Congress passed a second stimulus package that provided for a second round of funding for small business, that meet certain eligibility requirements, through the PPP. PPP loans under the second round of funding are for a 5-year term with a fixed interest rate of 1% and initial principal payments deferred for up to 10 months under certain circumstances.

The SBA paid originating banks a processing fee ranging from 1% to 5% of the loan, depending on the loan balance for round 1 of PPP funding. The SBA will pay processing fees to originating banks for round 2 of PPP funding at levels similar to those paid in round 1. The Bank will recognize these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At December 31, 2020, the Bank had $1.3 million of PPP fees remaining to be recognized.

At December 31, 2020 the Bank held $52.2 million in PPP loans, $46.9 million with a 5-year maturity $5.4 million with a 2-year maturity. The Bank began accepting round 2 PPP applications in January 2021.

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

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2020 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. The balance of impaired loans increased $5.1 million over the year-end 2019 balance to $17.3 million at December 31, 2020. The increase is due to a $5.7 million hotel loan placed on nonaccrual in 2020. This loan has a $228 thousand specific reserve established for it. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (commercial non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. PPP loans, because of the SBA guarantee, were excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $3.65 million compared to $3.79 million at year-end 2019.

The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for five risk levels ranging from minimal risk to very high risk and is determined independently for commercial loans, residential mortgage loans and consumer loans. During 2020, as a result of the negative effects of the pandemic on the economy, the Bank increased the basis point risk factor for certain qualitative components. In addition, the Bank carved out the portfolio of modified loans for a qualitative assessment separate from the overall commercial loan portfolio. This allowed for assignment of a higher qualitative risk score on this portfolio. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis. Year-to-date, these changes resulted in a $4.4 million increase in the qualitative component of the ALL to $12.1 million as of December 31, 2020 compared to $7.7 million at December 31, 2019.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $775 thousand at December 31, 2020.

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

The following table shows, by loan segment, the activity in the ALL, the amount of the allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of December 31, 2020.

Table 13. Allowance for Loan Losses by Segment

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	(10)	—	(55)	(463)	(117)	—	(645)
Recoveries	4	—	—	545	268	26	—	843
Provision	135	117	107	2,066	1,853	104	243	4,625
Allowance at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

Allowance established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
Allowance at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

Loans evaluated for allowance:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

The following table shows the allocation of the allowance for loan losses as of December 31 for 2020 and 2019:

Table 14. Allocation of the Allowance for Loan Losses

(Dollars in thousands)	2020		2019
		% of		% of
	Balance	Allowance	Balance	Allowance
Residential real estate 1-4 family
First liens	$555	3	$416	3
Junior liens and lines of credit	226	1	119	1
Total	781	5	535	4
Residential real estate construction	294	2	187	2
Commercial real estate	9,163	55	6,607	55
Commercial	5,679	34	4,021	34
Consumer	97	1	84	1
Unallocated	775	5	532	4
Total	$16,789	100	$11,966	100

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the percentage of the loans to total gross loans as of December 31 for 2020 and 2019:

	2020	2019
Residential real estate 1-4 family
First liens	14%	15%
Junior liens and lines of credit	6%	5%
Total	20%	20%
Residential real estate construction	2%	1%
Commercial real estate	50%	53%
Commercial	28%	25%
Consumer	1%	1%
Total	100%	100%

The following table presents details on activity in the ALL as well as key ratios at December 31:

Table 15. Historical Allowance for Loan Losses

(Dollars in thousands)	2020	2019

Balance at beginning of year	$11,966	$12,415
Charge-offs:
Residential real estate 1-4 family
First liens	—	(52)
Junior liens and lines of credit	(10)	(12)
Total	(10)	(64)
Residential real estate construction	—	(123)
Commercial real estate	(55)	(564)
Commercial	(463)	(93)
Consumer	(117)	(125)
Total charge-offs	(645)	(969)

Recoveries:
Residential real estate 1-4 family
First liens	4	5
Junior liens and lines of credit	—	1
Total	4	6
Commercial real estate	545	72
Commercial	268	170
Consumer	26	35
Total recoveries	843	283
Net recoveries (charge-offs)	198	(686)
Provision for loan losses	4,625	237
Balance at end of year	$16,789	$11,966

Ratios:
Net (recoveries) charge-offs/average loans	-0.02%	0.07%
Net (recoveries) charge-offs/provision for loan losses	-4.28%	289.45%
ALL as a percentage of loans	1.66%	1.28%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2020. The 2020 impairment test was conducted using several quantitative methods, including an income approach, market value approach and a change of control acquisition approach. Each of these quantitative approaches included different scenarios with different assumptions. These scenarios were weighted based upon Management’s judgement. Based upon this assessment, the estimated fair value of the Corporation exceeded its carrying value by 24% and Management determined the Bank’s goodwill was not impaired. The 2019 impairment test was conducted using a qualitative assessment method and Management determined the Bank’s goodwill was not impaired in 2019. At December 31, 2020, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated by its community banking offices as its primary source of funds. The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs). Table 16 shows a comparison of the major deposit categories over a three-year period at December 31, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a two-year period.

Table 16. Deposits

(Dollars in thousands)	2020		2019		2018
		%		%
	Balance	Change	Balance	Change	Balance
Noninterest-bearing checking	$259,060	34.9	$192,108	(2.7)	$197,417
Interest-bearing checking	409,178	23.3	331,886	8.6	305,661
Money management	501,017	16.7	429,199	(1.7)	436,752
Savings	109,153	31.7	82,851	2.0	81,206
Time deposits	76,165	(14.8)	89,348	45.1	61,593
Total	$1,354,573	20.4	$1,125,392	3.9	$1,082,629

Noninterest-bearing checking: This category increased year over year by $67.0 million, primarily in commercial accounts, while the average balance increased by $42.9 million for the year. As a noninterest bearing account, these deposits contribute approximately 9 basis points to the net interest margin.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts decreased year over year. Both commercial and retail accounts grew during 2020.

Money management: The year over year balance increased $71.8 million, in both retail and commercial accounts and the average balance increased $38.3 million compared to the 2019 average balance. The cost of this product decreased during the year as market rates decreased.

Savings: Savings accounts increased $26.3 million during the year and represents the twelfth consecutive year of growth, mostly in regular savings accounts in 2020. The cost of this product decreased during the year as market rates decreased.

Time deposits: Time deposits decreased in 2020, as customers moved funds to more liquid accounts and rates decreased.

Reciprocal deposits: At year-end 2020, the Bank had $175.0 million placed in the IntraFi Network deposit program ($127.5 million in interest-bearing checking and $47.5 million in money management) and $5.0 million of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At December 31, 2020, the Bank’s reciprocal deposits were 12.9% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Table 17. Time Deposits of $100,000 or More

(Dollars in thousands)	2020
Maturity distribution:
Within three months	$4,313
Over three through six months	2,761
Over six through twelve months	904
Over twelve months	851
Total	$8,829

Borrowings:

Short-term Borrowings: Short-term borrowings from the FHLB are in the form of a revolving term commitment. The short-term FHLB borrowings are used as overnight borrowings to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2020 was $387.7 million with $387.7 million available to borrow.

Table 18. Short-Term Borrowings

(Dollars in thousands)	2020		2019		2018
	Short-Term	Repurchase	Short-Term	Repurchase	Short-Term	Repurchase
	Borrowings	Agreements	Borrowings	Agreements	Borrowings	Agreements
Ending balance	$—	$—	$—	$—	$—	$—
Average balance	—	—	1,335	—	1,069	—
Maximum month-end balance	—	—	4,500	—	—	—
Weighted-average interest rate	—	—	2.60%	—	2.25%	—

Long-term Debt: On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to a floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to a floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes. The Corporation had no borrowings at December 31, 2019 or 2018.

Shareholders’ Equity:

Shareholders’ equity increased by $17.6 million to $145.2 million at December 31, 2020. The increase was the result of 2020 net income of $12.8 million, offset by $5.2 million in dividends ($1.20 per share), and an increase of $9.2 million in accumulated other comprehensive income due primarily to an increase in fair value of the investment portfolio. The dividend payout ratio was 40.8% in 2020 compared to 31.7% in 2019.

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

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.8 million to capital during 2020. This total was comprised of $868 thousand from the reinvestment of quarterly dividends and $968 thousand of optional cash contributions.

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

The Corporation, as a bank holding company, is required to comply with the capital adequacy standards established by Federal Reserve Board. The Bank is required to comply with capital adequacy standards established by the FDIC. In addition, the Pennsylvania Department of Banking also requires state-chartered banks to maintain a 6% leverage capital level and 10% risk-based capital, defined substantially the same as the federal regulations.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2020 was 7.33% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions. As of December 31, 2020, the Bank was “well capitalized’ under the Basel III requirements. The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements.

On August 4, 2020, the Corporation completed the sale of a $20 million subordinated debt note offering (see Table 17). The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the Basel III risk-based capital rule. The CBLR rule was effective January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filings. The Bank meets the criteria of a QCBO but did not opt-in to the CBLR.

The Bank is participating in the Paycheck Protection Program (PPP) and the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules. At December 31, 2020, the Bank had no PPP loans pledged as collateral for PPPLF advances.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table presents capital ratios for the Corporation at December 31:

Table 19. Capital Ratios

	2020		2019		2018
	Corporation	Bank	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	14.32%	14.07%	14.82%	14.62%	13.96%	13.80%
Total risk-based capital ratio	17.69%	15.33%	16.08%	15.87%	15.21%	15.06%
Tier 1 risk-based capital ratio	14.32%	14.07%	14.82%	14.62%	13.96%	13.80%
Tier 1 leverage ratio	8.69%	8.54%	9.72%	9.59%	9.78%	9.68%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area increased during 2020 over 2019 as the local economy was affected by the COVID-19 pandemic. The market area has a diverse economic base and local industries include, warehousing, truck and rail shipping centers, light and heavy manufacturers, health care, higher education institutions, farming and agriculture, and a varied service sector. The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth. The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2020	2019
Unemployment Rate (seasonally adjusted)
Market area range (1)	4.8% - 10.1%	3.5% - 5.3%
Pennsylvania	6.6%	4.3%
United States	6.7%	3.3%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	5.2%	4.7%
United States	4.7%	4.6%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	-2.2%	-3.6%
Multifamily, estimated	-50.0%	4.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In the Spring of 2020, the U.S. economy was hit by the COVID-19 pandemic. A surge in cases during the fall of 2020 and renewal of restrictions in many states may limit economic growth nationally early in 2021. The distribution of vaccines will likely begin to ease the medical necessity of restrictions, although the U.S. may not feel the full benefits from their availability until the second half of 2021. Despite the expected GDP growth (3 to 4 percent for 2021), unemployment nationally will remain elevated—especially in service sectors such as hospitality, food service and retail. The path to economic recovery will depend significantly on the course of the virus. The ongoing public health crisis will continue to weigh on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term. In January 2021, the FOMC announced its intention to keep rates near zero until the labor market has achieved full employment and to maintain more broadly accommodative monetary policy conditions until inflation averages 2%.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $276.8 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events were to occur, it would have a negative effect on the Bank, and it is unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has also established credit at the Federal Reserve Discount Window an unsecured line of credit at a correspondent bank.

The following table shows the Bank’s available liquidity at December 31, 2020.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$387,749	$—	$387,749
Federal Reserve Bank Discount Window	25,646	—	25,646
Correspondent Bank	21,000	—	21,000
Paycheck Protection Program Liquidity Facility	52,290	—	52,290
Total	$486,685	$—	$486,685

Pandemic Effect on Liquidity: The Bank is closely monitoring its liquidity needs as loans are modified and delinquencies are expected to increase. The Bank expects to see a reduction in monthly cash flow from loan deferrals, as discussed in the Loan Quality section. The Bank expects to be able to absorb this reduction through its current liquidity resources. To support its liquidity position, the Bank is participating in the Paycheck Protection Program Liquidity Facility (PPPLF) established by the Federal Reserve to fund loans made through the Paycheck Protection Program sponsored by the Small Business Administration. The PPPLF is a term financing facility with a fixed interest rate of 0.35% and a maturity equal to the maturity date of the PPP loans (2 years or 5 years). Loans made through the PPP are used as collateral for PPPLF funding. The PPPLF will allow the Bank to fully fund its PPP loans at a low fixed rate without having to access its normal liquidity sources described above. The Bank believes it can meet all anticipated liquidity demands of the pandemic through its current liquidity sources and the government sponsored programs. At December 31, 2020 the Bank had no PPPLF advances outstanding.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $357.9 million and $22.3 million, respectively, at December 31, 2020, compared to $310.2 million and $26.4 million, respectively, at December 31, 2019. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters credit of issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At December 31, 2020, this reserve was $2.1 million.

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

The Corporation uses several tools to measure and evaluate interest rate risk. One tool is interest rate sensitivity or gap analysis. Gap analysis classifies assets and liabilities by repricing and maturity characteristics and provides Management with an indication of how different interest rate scenarios will impact net interest income. Table 20 presents a gap analysis of the Corporation’s balance sheet at December 31, 2020. A positive gap in the under one-year time interval suggests that, all else being equal, the Corporation’s near-term earnings would rise in a higher interest rate environment and decline in a lower rate environment. A negative gap suggests the opposite result. At December 31, 2020, the Corporation’s cumulative gap position at one year was negative. However, the incremental benefit of future rate decreases has been reduced as the rates paid on the Bank’s liabilities have been reduced greatly, leaving little room for future reductions. In addition, many of the liabilities are reported in Table 20 at the earliest period at which the rate could change. Since these rates change at the discretion of the Bank, certain liabilities may or may not be repriced with the same magnitude or at the same time as market rates. These circumstances are not captured by a gap analysis. Consequently, gap analysis is not a good indicator of future earnings.

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

Table 21 presents the results of five different rate change scenarios and measures the change in net interest income against a base (unchanged) scenario over one year. As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists. Economic value of equity (EVE) is defined as the estimated discounted present value of assets minus the discounted present value of liabilities and is a surrogate for long-term earnings. EVE measures the degree to which the economic value of a bank changes under different rate scenarios. EVE focuses on a longer-term time horizon and captures all balance sheet cash flows and is more effective in considering embedded options. The discount rates used in the EVE calculation are based on market rates for like assets and liabilities and the balance sheet position is held constant in order to isolate the risk of interest rate changes. For EVE simulation, all rates change by the defined amount immediately and simultaneously in a shock fashion.

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

The following table shows interest rate sensitivity for the Corporation as of December 31, 2020:

Table 20. Interest Rate Sensitivity Analysis

(Dollars in thousands)	1-90	91-181	182-365	1-5	Beyond
	Days	Days	Days	Years	5 Years	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$43,332	$2,498	$3,998	$3,000	$—	$52,828
Investment securities and restricted stock	12,634	5,610	10,673	69,991	298,891	397,799
Loans	282,392	58,845	120,099	440,623	107,745	1,009,704
Total interest-earning assets	338,358	66,953	134,770	513,614	406,636	1,460,331

Interest-bearing liabilities:
Interest-bearing checking	409,178	—	—	—	—	409,178
Money market deposit accounts	501,017	—	—	—	—	501,017
Savings	109,153	—	—	—	—	109,153
Time	21,112	18,083	17,866	17,442	1,662	76,165
Subordinated Debt	—	—	—	—	19,555	19,555
Total interest-bearing liabilities	$1,040,460	$18,083	$17,866	$17,442	$21,217	$1,115,068

Interest rate gap	$(702,102)	$48,870	$116,904	$496,172	$385,419	$345,263
Cumulative interest rate gap	$(702,102)	$(653,232)	$(536,328)	$(40,156)	$345,263

Table 21. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income		Economic Value of Equity (EVE)
Change in rates (basis points)	Projected	% Change	Projected	% Change
+400	$46,766	10.8%	$158,284	2.2%
+300	$45,621	8.1%	$163,538	5.6%
+200	$44,453	5.3%	$168,904	9.1%
+100	$43,303	2.6%	$167,475	8.1%
unchanged	$42,205	—	$154,859	—
(100)	$40,763	(3.4)%	$171,866	11.0%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which each relate.

Allowance for Loan Losses – Qualitative Allowance

As described in Notes 1 and Note 6 to the consolidated financial statements, the Corporation’s allowance for loan losses is a valuation account that reflects the Corporation’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $16,789,000 at December 31, 2020. The allowance for loan losses consists of two components: (i) a general valuation allowance on loans collectively evaluated for impairment determined in accordance with ASC topic 450 consisting primarily of a “portfolio segments allowance”, based on recent historical losses and a qualitative allowance, based on a subjective evaluation of various factors impacting the collectability of loans, collectively representing $16,561,000; and (ii) a specific valuation allowance on loans individually evaluated for impairment determined in accordance with ASC topic 310 based on probable incurred losses on specific loans held for investment, representing $228,000.

The portfolio segments allowance is determined by portfolio segment and is calculated using an average loss percentage based on a 20-quarter lookback period and then adjusted based on the calculated loss emergence period. A qualitative allowance is based on consideration of the following: economic conditions, delinquency trends for the portfolio, classified loan trends for the portfolio, and level of risk, which is broken down further to consider nature and volume of loans; experience, ability, and depth of management/ lending personnel; quality of loan review system; concentrations of credit and changes in concentrations; and other external (competition, legal, regulatory, etc.).

Due to the significant auditor judgment involved in determining the sufficiency, relevance and reliability of information considered by management in the formulation of the qualitative allowance, we identified the auditing of the qualitative allowance as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•Testing the design effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing:

oThe CFO’s quarterly review and approval of the allowance for loan loss, which includes his review of the entire allowance for adequacy and consistency with methodology as well as reviewing the qualitative allowance specifically for consistency with his expectations.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative allowance, which included:

oEvaluation of the completeness and accuracy of data inputs used as a basis for the factors underlying the qualitative allowance.

oEvaluation of the relevance and reliability of the selected data inputs.

oEvaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the factors underlying the qualitative allowance and the resulting allocation to the allowance.

oAnalytically evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

oTesting the mathematical accuracy of the allowance calculation, including the calculation of the qualitative allowance. The test of the calculation of the qualitative allowance including testing the accuracy of the allocation of the underlying factors.

Goodwill – Annual Impairment Evaluation

As described in Note 10 to the consolidated financial statements, Goodwill is evaluated at least annually for impairment. Management’s annual evaluation date is August 31. As of that date, management bypassed the option to perform a qualitative analysis of the carrying amount of goodwill for impairment and instead proceeded to perform a quantitative analysis whereby management estimated the fair value of the reporting unit (the consolidated company) and compared the estimated fair value to the carrying amount. Management’s estimate of the fair value of the reporting unit exceeded the carrying amount so management concluded the carrying amount of goodwill was not impaired as of the annual evaluation date.

Due to the significant auditor judgment involved in determining the sufficiency, relevance and reliability of information considered by management in the formulation of the fair value estimate, we identified the auditing of the goodwill impairment evaluation as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the goodwill impairment evaluation, including controls addressing:

oThe CFO’s review and approval of the goodwill impairment evaluation, which includes his review of the memo provided by management’s specialist engaged to perform the evaluation and his consideration of important inputs into the fair value estimate compared to his expectations.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the goodwill impairment evaluation, which included:

oEngaging the firm’s valuation specialists to perform a shadow calculation of the fair value of the reporting unit;

oAssessing the reliability of management's specialist;

oTesting data provided to management's specialist including historical financial data and financial projections; and

oAgreeing the carrying value used in the analysis to the company's records.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 11, 2021

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2020	2019
Assets
Cash and due from banks	$17,059	$15,336
Short-term interest-bearing deposits in other banks	40,087	68,492
Total cash and cash equivalents	57,146	83,828
Long-term interest-bearing deposits in other banks	12,741	8,746
Debt securities available for sale, at fair value	396,940	187,433
Equity securities	391	440
Restricted stock	468	465
Loans held for sale	9,446	2,040
Loans	1,009,704	934,575
Allowance for loan losses	(16,789)	(11,966)
Net Loans	992,915	922,609
Premises and equipment, net	13,105	13,851
Right of use asset	5,272	5,126
Bank owned life insurance	22,288	23,748
Goodwill	9,016	9,016
Deferred tax asset, net	2,401	4,003
Other assets	12,909	7,852
Total assets	$1,535,038	$1,269,157

Liabilities
Deposits
Non-interest bearing checking	$259,060	$192,108
Money management, savings and interest checking	1,019,348	843,936
Time	76,165	89,348
Total deposits	1,354,573	1,125,392
Subordinate Notes	19,555	—
Lease Liability	5,332	5,161
Other liabilities	10,402	11,076
Total liabilities	1,389,862	1,141,629

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,872 shares issued and 4,389,355 shares outstanding at December 31, 2020 and
4,709,849 shares issued and 4,352,753 shares outstanding at December 31, 2019	4,711	4,710
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,589	42,268
Retained earnings	102,520	94,946
Accumulated other comprehensive income (loss)	3,190	(5,986)
Treasury stock, 321,517 shares at December 31, 2020 and 357,096 shares at
December 31, 2019, at cost	(7,834)	(8,410)
Total shareholders' equity	145,176	127,528
Total liabilities and shareholders' equity	$1,535,038	$1,269,157

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2020	2019
Interest income
Loans, including fees	$39,186	$43,885
Interest and dividends on investments:
Taxable interest	4,710	2,724
Tax exempt interest	1,552	1,002
Dividend income	15	26
Deposits and obligations of other banks	476	1,598
Total interest income	45,939	49,235
Interest expense
Deposits	3,551	7,077
Short-term borrowings	—	36
Subordinate notes	427	—
Total interest expense	3,978	7,113
Net interest income	41,961	42,122
Provision for loan losses	4,625	237
Net interest income after provision for loan losses	37,336	41,885
Noninterest income
Investment and trust services fees	6,040	6,141
Loan service charges	853	568
Gain on sale of loans	1,536	393
Deposit service charges and fees	1,977	2,419
Other service charges and fees	1,446	1,519
Debit card income	1,844	1,791
Increase in cash surrender value of life insurance	457	509
Bank owned life insurance gain	840	195
Other real estate owned gains, net	—	326
Net gains on sales of debt securities	29	256
Change in fair value of equity securities	(49)	66
Gain on sale of bank premises	—	597
Other	111	644
Total noninterest income	15,084	15,424
Noninterest Expense
Salaries and employee benefits	22,392	22,143
Net occupancy	3,350	3,402
Marketing and advertising	1,757	1,756
Legal and professional	1,802	1,774
Data processing	3,419	2,994
Pennsylvania bank shares tax	965	982
FDIC Insurance	457	104
ATM/debit card processing	1,088	1,026
Telecommunications	458	426
Other	3,674	3,707
Total noninterest expense	39,362	38,314
Income before federal income taxes	13,058	18,995
Federal income tax expense	258	2,880
Net income	$12,800	$16,115
Per share
Basic earnings per share	$2.94	$3.68
Diluted earnings per share	$2.93	$3.67

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2020	2019
Net Income	$12,800	$16,115

Debt Securities
Unrealized gains arising during the period	12,366	1,591
Reclassification adjustment for gains included in net income (1)	(29)	(256)
Net unrealized gains	12,337	1,335
Tax effect	(2,591)	(280)
Net of tax amount	9,746	1,055

Pension
Net actuarial losses arising during the period	(1,626)	(1,388)
Reclassification for net actuarial losses included in net income	904	552
Net unrealized losses	(722)	(836)
Tax effect	152	175
Net of tax amount	(570)	(661)

Total other comprehensive income	9,176	394

Total Comprehensive Income	$21,976	$16,509

(1) Reclassified to net gains on sales of debt securities

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2020 and 2019:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2019	4,408,761	$4,701	$41,530	$83,946	$(6,380)	$(5,401)	$118,396

Net income		—	—	16,115	—	—	16,115
Other comprehensive income		—	—	—	394	—	394
Cash dividends declared, $1.17 per share		—	—	(5,115)	—	—	(5,115)
Acquisition of treasury stock	(103,688)	—	—	—	—	(3,846)	(3,846)
Treasury shares issued under dividend reinvestment plan	36,928	—	526	—	—	790	1,316
Stock Compensation Plans:
Treasury shares issued	2,270	—	27	—	—	47	74
Common shares issued	8,482	9	185	—	—	—	194
Balance at December 31, 2019	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528

Net income		—	—	12,800	—	—	12,800
Other comprehensive income		—	—	—	9,176	—	9,176
Cash dividends declared, $1.20 per share		—	—	(5,226)	—	—	(5,226)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,171)	(1,171)
Treasury shares issued under dividend reinvestment plan	71,227	—	107	—	—	1,729	1,836
Stock Compensation Plans:
Treasury shares issued	753	—	1	—	—	18	19
Common shares issued	1,023	1	16	—	—	—	17
Compensation expense		—	197	—	—	—	197
Balance at December 31, 2020	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$12,800	$16,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,330	1,370
Net amortization of loans and investment securities	3,528	1,237
Amortization of subordinate debt issuance costs	14	—
Provision for loan losses	4,625	237
Change in fair value of equity securities	49	(66)
Debt securities gains, net	(29)	(256)
Loans originated for sale	(105,300)	(30,692)
Proceeds from sale of loans	99,430	29,163
Gain on sale of loans held for sale	(1,536)	(393)
Gain on sale of premise and equipment	—	(597)
Write-down of other real estate owned	—	6
Net gain on sale or disposal of other real estate/other repossessed assets	—	(326)
Increase in cash surrender value of life insurance	(457)	(509)
Gain from surrender of life insurance policy	(840)	(188)
Income tax benefit of statutory treatment of net operating loss carryback	(1,113)	—
Stock option compensation	197	—
Contribution to pension plan	(1,000)	—
(Increase) decrease in other assets	(3,626)	1,089
(Decrease) increase in other liabilities	(798)	892
Deferred tax (benefit) expense	(839)	1,884
Net cash provided by operating activities	6,435	18,966
Cash flows from investing activities
Net increase in long-term interest-bearing deposits in other banks	(3,995)	(8,746)
Proceeds from sales and calls of investment securities available for sale	3,141	18,781
Proceeds from maturities and pay-downs of securities available for sale	38,541	30,743
Purchase of investment securities available for sale	(240,696)	(104,829)
Net increase in restricted stock	(3)	(13)
Net (increase) decrease in loans	(77,429)	38,105
Proceeds from sales of portfolio loans	913	—
Proceeds from sale of other real estate/other repossessed assets	—	3,065
Proceeds from surrender of life insurance policy	3,698	444
Purchase of bank owned life insurance	(1,000)	—
Proceeds from the sale of other assets	—	623
Capital expenditures	(484)	(1,654)
Net cash used in investing activities	(277,314)	(23,481)
Cash flows from financing activities
Net increase in deposits, interest-bearing liabilities, and savings accounts	242,364	15,008
Net increase (decrease) in time deposits	(13,183)	27,755
Proceeds from subordinated notes, net of issuance costs	19,541	—
Dividends paid	(5,226)	(5,115)
Purchase of Treasury shares	(1,171)	(3,846)
Cash received from option exercises	36	268
Treasury shares issued under dividend reinvestment plan	1,836	1,316
Net cash provided by financing activities	244,197	35,386
(Decrease) increase in cash and cash equivalents	(26,682)	30,871
Cash and cash equivalents as of January 1	83,828	52,957
Cash and cash equivalents as of December 31	$57,146	$83,828
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,234	$6,870
Income taxes	$4,367	$250
Noncash Activities:
Loans transferred to Other Real Estate	$—	$80
Lease liabilities arising from obtaining right-of-use assets	$584	$43

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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2020 and 2019, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale debt securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $468 thousand of restricted stock at the end of 2020. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of

FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2020.

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

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2020, there were no derivatives subject to a netting agreement.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2020 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

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

The Corporation’s allowance for probable incurred loan losses consists of three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered impaired when, based on current information and events, it is probably that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Nonaccrual loans and troubled debt restructurings (TDRs) are impaired loan. A TDR loan is a loan that has had its terms modified resulting in a concession due to the financial difficulties of the borrower. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by one of the following methods: the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s obtainable market price. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to general allocation pool.

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

Goodwill – The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax. However, goodwill is tested for impairment at least annually in accordance with ASC Topic

350. Goodwill was tested for impairment as of August 31, 2020. The 2020 impairment test was conducted using several quantitative methods, including an income approach, market value approach and a change of control acquisition approach. Each of these quantitative approaches included different scenarios with different assumptions. These scenarios were weighted based upon Management’s judgement. ASC Topic 350 also allows for a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment which the Corporation used as of August 31, 2019. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of trust assets under management (including assets held at third party brokers) at December 31, 2020 was $949.0 million and $918.9 million at the prior year-end.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2020 or 2019.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2020	2019
Weighted average shares outstanding (basic)	4,357	4,375
Impact of common stock equivalents	9	21
Weighted average shares outstanding (diluted)	4,366	4,396
Anti-dilutive options excluded from calculation	71	10
Net income	$12,800	$16,115
Basic earnings per share	$2.94	$3.68
Diluted earnings per share	$2.93	$3.67

Segment Reporting – The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community offices and electronic banking applications, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Investment and Trust Services Department.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

Risk and Uncertainties – On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent to which the coronavirus may impact business activity or investment results will de pend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or teat its impact, among others. The economic effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. The estimate that is particularly susceptible to material change is the determination of the allowance for loan losses.

Comprehensive Income – Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income and includes net income and unrealized gains or losses, net of tax, on investment securities, reclassifications and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

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

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief
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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Description

This ASU provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include: (1) a change in a contract's reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debts, leases, and other arrangements that meet specific criteria, and (2) when updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its accounting. The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship.

Effective Date	March 12, 2020 through December 31, 2022

Effect on the Consolidated Financial Statements	The Corporation will continue to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Guidance on COVID-19 Loan Modifications

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. All of the Company’s modifications fall under Section 4013 of the CARES Act and thus, the interagency statement has no impact on the Company to date. For additional information see Item 1A. Risk Factors.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $103.8 million at December 31, 2020. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2020, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2020 was 7.33% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations certain capital distributions. As of December 31, 2020, the Bank was “well capitalized’ under the Basel III requirements. The minimum capital ratios (shown as “adequately capitalized”) and the “well capitalized” capital ratios are reported on Note 2 of the accompanying financial statements. The net unrealized gain or loss on available for sale securities and defined benefit pension items are not included in computing regulatory capital.

On August 4, 2020, the Corporation completed the sale of a $20.0 million subordinated debt note offering (see Note 13). The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.

At December 31, 2020, the Corporation had $20 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $452.9 thousand at December 31, 2020, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBR and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the Basel III risk-based capital rule. The CBLR rule was effective January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filings. The Bank meets the criteria of a QCBO but did not opt-in to the CBLR.

The Bank is participating in the Paycheck Protection Program (PPP) and has access to the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules. At December 31, 2020, the Bank had no PPP loans pledged as collateral for PPPLF advances.

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2020
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$132,970	14.32%	$41,788	N/A	N/A	N/A
Bank	130,678	14.07%	41,809	4.50%	$60,390	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$132,970	14.32%	$55,717	N/A	N/A	N/A
Bank	130,678	14.07%	55,745	6.00%	$74,326	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$164,230	17.69%	$74,289	N/A	N/A	N/A
Bank	142,384	15.33%	74,326	8.00%	$92,908	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$132,970	8.69%	$61,191	N/A	N/A	N/A
Bank	130,678	8.54%	61,222	4.00%	$76,527	5.00%

	As of December 31, 2019
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$124,498	14.82%	$37,808	N/A	N/A	N/A
Bank	122,974	14.62%	37,859	4.50%	$54,682	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$124,498	14.82%	$50,410	N/A	N/A	N/A
Bank	122,974	14.62%	50,479	6.00%	$67,305	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$135,061	16.08%	$67,214	N/A	N/A	N/A
Bank	133,537	15.87%	67,305	8.00%	$84,131	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$124,498	9.72%	$51,216	N/A	N/A	N/A
Bank	122,974	9.59%	51,285	4.00%	$64,107	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

In March 2020, the Federal Reserve reduced the reserve requirement on the Bank’s deposit liabilities to 0%. Prior to this change the Bank was required to hold reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. The Bank was not required to hold any reserves at December 31, 2020 and held $10.1 million in reserves at December 31, 2019, which was satisfied by the Bank’s vault cash and balances held at the Federal Reserve.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2020 and 2019 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$12,594	$20	$(40)	$12,574
Municipal securities	236,253	11,020	(219)	247,054
Trust preferred and Corporate securities	20,421	22	(155)	20,288
Agency mortgage-backed securities	70,443	1,905	(107)	72,241
Private-label mortgage-backed securities	8,412	56	(15)	8,453
Asset-backed securities	36,246	249	(165)	36,330
Total	$384,369	$13,272	$(701)	$396,940

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2019	cost	gains	losses	value
U.S. Government and Agency securities	$8,418	$30	$(20)	$8,428
Municipal securities	90,865	1,418	(997)	91,286
Trust preferred and Corporate securities	4,097	—	(130)	3,967
Agency mortgage-backed securities	58,503	435	(234)	58,704
Private-label mortgage-backed securities	398	31	—	429
Asset-backed securities	24,918	6	(305)	24,619
Total	$187,199	$1,920	$(1,686)	$187,433

At December 31, 2020 and 2019, the fair value of investment securities pledged to secure public funds and trust deposits totaled $137.4 million and $107.1 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity.

The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$4,369	$4,388
Due after one year through five years	21,250	21,857
Due after five years through ten years	216,196	225,142
Due after ten years	27,453	28,529
	269,268	279,916
Mortgage-backed and asset-backed securities	115,101	117,024
Total	$384,369	$396,940

The composition of the net realized securities gains for the years ended December 31 is as follows:

(Dollars in thousands)	2020	2019
Proceeds	$3,141	$18,781

Gross gains realized	62	285
Gross losses realized	(33)	(29)
Net gains realized	$29	$256

Tax (provision) benefit on net gains (losses) realized	$6	$54

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2020 and 2019. For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2020, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal securities	27,022	(219)	28	—	—	—	27,022	(219)	28
Trust preferred and Corporate securities	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed securities	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Private-label mortgage-backed securities	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed securities	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired securities	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$2,559	$(12)	6	$1,335	$(8)	7	$3,894	$(20)	13
Municipal securities	38,874	(966)	40	2,655	(31)	4	41,529	(997)	44
Trust preferred and Corporate securities	—	—	—	3,967	(130)	5	3,967	(130)	5
Agency mortgage-backed securities	21,185	(185)	32	6,555	(49)	22	27,740	(234)	54
Asset-backed securities	17,644	(128)	19	5,669	(177)	9	23,313	(305)	28
Total temporarily impaired securities	$80,262	$(1,291)	97	$20,181	$(395)	47	$100,443	$(1,686)	144

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2020

(Dollars in thousands)	Twelve Months Ended
	2020	2019
Balance of cumulative credit-related OTTI at January 1	$272	$272
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at December 31	$272	$272

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2020 and 2019, this investment was reported at a fair value of $391 thousand and $440 thousand, respectively, with changes in value reported through income.

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

Residential Real Estate 1-4 family

The largest risk in residential real estate loans to retail customers is the borrower’s inability to repay the loan due to the loss of the primary source of income. The Bank attempts to mitigate this risk through prudent underwriting standards including employment history, current financial condition and credit history. These loans are generally owner occupied and serve as the borrower’s primary residence. The Bank usually holds a first lien position on these properties but may hold a second lien position in some home equity loans or lines of credit. Commercial purpose loans, secured by residential real estate, are usually dependent upon repayment from the rental income or other business purposes. These loans are generally non-owner occupied. In addition to the real estate collateral, these loans may have personal guarantees or UCC filings on other business assets. If a payment default occurs on a 1-4 family residential real estate loan, the collateral serves as a source of repayment, but may be subject to a change in value due to economic conditions.

Residential Real Estate Construction

This class includes loans to individuals for construction of a primary residence and to contractors and developers to improve real estate and construct residential properties. Construction loans to individuals generally bear the same risk as 1-4 family residential loans. Additional risks may include cost overruns, delays in construction or contractor problems.

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

Commercial loans present a higher level of credit risk than other loans because repayment ability is usually dependent on cash-flow from a business operation that can be affected by general economic conditions. On most commercial loans ongoing monitoring of cash flow and other financial performance indicators occur at least annually through financial statement analysis. In the event of a default, collateral for these loans may be more difficult to liquidate, and the valuation of the collateral may decline more quickly than loans secured by other types of collateral.

Loans to governmental municipalities are also included in the Commercial class. These loans generally have less risk than commercial loans due to the taxing authority of the municipality and its ability to assess fees on services.

This class also includes loans made as part of the Paycheck Protection Program (PPP). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two years or five years with a fixed interest rate of 1% for the life of the loan. Because the PPP loans are 100% guaranteed by the SBA, they present no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary. However, if the SBA does not grant loan forgiveness, the PPP loan would present the same risk factors as any other commercial loan. The PPP loan is only designed to cover short-term operating needs of the borrower. If the economy does not recover quickly from the pandemic and the borrower experiences long-term operational problems beyond the PPP funding, the performance of other loans to these customers could begin to deteriorate.

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

A summary of loans outstanding, by primary collateral, at December 31 is as follows:

(Dollars in thousands)	2020	2019
Residential Real Estate 1-4 Family
Consumer first liens	$77,373	$85,319
Commercial first lien	59,851	57,627
Total first liens	137,224	142,946

Consumer junior liens and lines of credit	60,935	42,715
Commercial junior liens and lines of credit	4,425	4,882
Total junior liens and lines of credit	65,360	47,597
Total residential real estate 1-4 family	202,584	190,543

Residential real estate - construction
Consumer	6,751	4,107
Commercial	9,558	9,216
Total residential real estate construction	16,309	13,323

Commercial real estate	503,977	494,262
Commercial	281,257	230,007
Total commercial	785,234	724,269

Consumer	5,577	6,440
	1,009,704	934,575
Less: Allowance for loan losses	(16,789)	(11,966)
Net Loans	$992,915	$922,609

Included in the loan balances are the following:
Net unamortized deferred loan costs	$8	$178

Loans pledged as collateral for borrowings and commitments from:
FHLB	$840,850	$764,340
Federal Reserve Bank	50,605	32,155
Total	$891,455	$796,495

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$5,378	$—
Five-year loans	46,912	—
Total Paycheck Protection Program loans	$52,290	$—

Unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$(165)	$—
Five-year loans	(1,178)	—
Total unamortized deferred PPP loan fees	$(1,343)	$—

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2020	2019
Balance at beginning of year	$10,321	$20,489
New loans made	2,401	557
Repayments	(2,118)	(10,725)
Balance at end of year	$10,604	$10,321

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are nonaccrual or 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5-Pass Watch are pass credits but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-OAEM or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt.

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2020 and 2019

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,156	$—	$68	$—	$137,224
Junior liens and lines of credit	65,350	—	10	—	65,360
Total	202,506	—	78	—	202,584
Residential real estate - construction	15,797	—	512	—	16,309
Commercial real estate	449,478	35,947	18,552	—	503,977
Commercial	270,272	10,698	287	—	281,257
Consumer	5,565	—	12	—	5,577
Total	$943,618	$46,645	$19,441	$—	$1,009,704

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$142,847	$—	$99	$—	$142,946
Junior liens and lines of credit	47,520	—	77	—	47,597
Total	190,367	—	176	—	190,543
Residential real estate - construction	12,800	—	523	—	13,323
Commercial real estate	483,878	5,875	4,509	—	494,262
Commercial	229,465	4	538	—	230,007
Consumer	6,440	—	—	—	6,440
Total	$922,950	$5,879	$5,746	$—	$934,575

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2020 and 2019

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,056	$43	$58	$26	$127	$41	$137,224
Junior liens and lines of credit	65,212	115	23	—	138	10	65,360
Total	202,268	158	81	26	265	51	202,584
Residential real estate - construction	15,797	—	—	—	—	512	16,309
Commercial real estate	495,609	74	261	—	335	8,033	503,977
Commercial	280,930	219	—	—	219	108	281,257
Consumer	5,525	38	2	12	52	—	5,577
Total	$1,000,129	$489	$344	$38	$871	$8,704	$1,009,704

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$141,843	$646	$358	$31	$1,035	$68	$142,946
Junior liens and lines of credit	47,420	70	30	46	146	31	47,597
Total	189,263	716	388	77	1,181	99	190,543
Residential real estate - construction	12,800	—	—	—	—	523	13,323
Commercial real estate	490,114	813	326	—	1,139	3,009	494,262
Commercial	229,659	31	120	—	151	197	230,007
Consumer	6,397	25	18	—	43	—	6,440
Total	$928,233	$1,585	$852	$77	$2,514	$3,828	$934,575

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Commercial loans are charged-off immediately upon identification of a loss. If a loan (commercial or mortgage) is collateral dependent (repayment provided solely by the collateral), the value of the collateral is determined and a partial charge-off may be recorded. Consumer loans are charged-off no later than 180 days past due. At December 31, 2020, the Bank had $68 thousand of residential properties in the process of foreclosure compared to $41 thousand at the end of 2019.

Interest not recognized on nonaccrual loans was $343 thousand and $304 thousand for the years ended December 31, 2020 and 2019, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Impaired loans totaled $17.3 million at December 31, 2020 compared to $12.2 million at December 31, 2019.

The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2020	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$637	$637	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	637	637	—	—	—
Residential real estate - construction	512	729	—	—	—
Commercial real estate	10,402	11,107	5,702	5,702	228
Commercial	—	—	—	—	—
Total	$11,551	$12,473	$5,702	$5,702	$228

December 31, 2019
Residential Real Estate 1-4 Family
First liens	$659	$659	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	659	—	—	—
Residential real estate - construction	523	729	—	—	—
Commercial real estate	10,994	12,096	—	—	—
Commercial	—	—	—	—	—
Total	$12,176	$13,484	$—	$—	$—

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$648	$40	$668	$39
Junior liens and lines of credit	—	—	—	—
Total	648	40	668	39
Residential real estate - construction	518	—	619	—
Commercial real estate	13,839	390	13,319	397
Commercial	—	—	—	—
Total	$15,005	$430	$14,606	$436

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

The following table presents TDR loans as of December 31, 2020 and 2019:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				on Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2020
Residential real estate - construction	1	$434	$434	$—	—	$—
Residential real estate	4	637	637	—	—	—
Commercial real estate - owner occupied	4	1,224	1,224	—	—	—
Commercial real estate - farmland	6	2,257	2,257	—	—	—
Commercial real estate - construction and land development	2	6,129	6,129	—	—	—
Commercial real estate	2	330	122	208	—	—
Total	19	$11,011	$10,803	$208	—	$—

December 31, 2019
Residential real estate - construction	1	$444	$444	$—	—	$—
Residential real estate	4	659	659	—	—	—
Commercial real estate - owner occupied	2	846	846	—	—	—
Commercial real estate - farmland	5	1,646	1,646	—	—	—
Commercial real estate - construction and land development	2	6,487	6,487	—	—	—
Commercial real estate	2	364	364	—	—	—
Total	16	$10,446	$10,446	$—	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

The following table presents new TDR loans made during the year ended December 31, 2020:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$694	multiple
Commercial real estate - owner occupied	2	426	426	425	maturity
	3	$1,076	$1,076	$1,119

There were no new TDR loans made during the year ended December 31, 2019.

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Loans may be modified under Section 4013 until the earlier of January 1, 2022 or the 60th day after the end of the COVID-19 national emergency declared by the President. As of December 31, 2020, the Bank has granted approximately $68 million loan deferrals or modifications (approximately 7% of gross loans) down from $196 million (19% of gross loans) as of June 30, 2020. The Section 4013 modified loans at December 31, 2020 were comprised of $53.9 million paying interest only (principal payment deferred), $5.6 million with an interest only payment deferred and $8.0 million with both principal and interest payment deferred.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2020 is adequate.

The following table shows the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2020 2018

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2018	$491	$133	$110	$6,278	$4,783	$70	$550	$12,415
Charge-offs	(52)	(12)	(123)	(564)	(93)	(125)	—	(969)
Recoveries	5	1	—	72	170	35	—	283
Provision	(28)	(3)	200	821	(839)	104	(18)	237
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	(10)	—	(55)	(463)	(117)	—	(645)
Recoveries	4	—	—	545	268	26	—	843
Provision	135	117	107	2,066	1,853	104	243	4,625
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The following table shows the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2020 and 2019:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

December 31, 2019
Loans evaluated for ALL:
Individually	$659	$—	$523	$10,994	$—	$—	$—	$12,176
Collectively	142,287	47,597	12,800	483,268	230,007	6,440	—	922,399
Total	$142,946	$47,597	$13,323	$494,262	$230,007	$6,440	$—	$934,575

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	416	119	187	6,607	4,021	84	532	11,966
ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2020	2019
Land		$3,337	$3,218
Buildings and leasehold improvements	15 - 30 years, or lease term	24,841	24,713
Furniture, fixtures and equipment	3 - 10 years	13,274	13,425
Total cost		41,452	41,356
Less: Accumulated depreciation		(28,347)	(27,505)
Net premises and equipment		$13,105	$13,851

The following table shows the amount of depreciation for the years ended December 31:

	2020	2019
Depreciation expense	$1,230	$1,259

The Corporation is in negotiation to purchase a building for a new headquarters facility. If the negotiation is successful, the current headquarters building will be sold in 2021.

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended
	December 31
(Dollars in thousands)	2020	2019
Operating lease cost	$615	$615
Short-term lease cost	7	7
Variable lease cost	49	48
Total lease cost	$671	$670

Supplemental Lease Information:

	For the years ended
(Dollars in thousands)	December 31
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows from operating leases	$590	580

Weighted-average remaining lease term (years)	12.36	13.22
Weighted-average discount rate	3.54%	3.55%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follows:

(Dollars in thousands)

2021	$642
2022	640
2023	650
2024	628
2025	588
2026 and beyond	3,396
Discounted cash flows	6,544
Imputed interest	(1,212)
Total lease liability	$5,332

Note 9. Other Real Estate Owned

The following table summarizes the changes in other real estate owned for the years ended December 31:

(Dollars in thousands)	2020	2019
Balance at beginning of the period	$—	$2,684
Additions	—	80
Proceeds from dispositions	—	(3,065)
Gain (loss) on sales, net	—	326
Valuation adjustment	—	(25)
Balance at the end of the period	$—	$—

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. Goodwill was tested for impairment using a quantitative method as of August 31, 2020. Based upon this assessment, the estimated fair value of the Corporation exceeded its carrying value by 24% and Management determined the Bank’s goodwill was not impaired. The 2019 impairment test was conducted using a qualitative assessment method and Management determined the Bank’s goodwill was not impaired in 2019. At December 31, 2020, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2020	2019
Noninterest-bearing checking	$259,060	$192,108

Interest-bearing checking	409,178	331,886
Money management	501,017	429,199
Savings	109,153	82,851
Total interest-bearing checking and savings	1,019,348	843,936

Time deposits	76,165	89,348

Total deposits	$1,354,573	$1,125,392

Overdrawn deposit accounts reclassified as loans	$86	$153

Time deposits greater than $250,000 at December 31, 2019 were $8.8 million and $11.5 million, respectively.

At December 31, 2020 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2021	$57,061
2022	11,732
2023	4,316
2024	1,394
2025	1,662
Total	$76,165

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $6.6 million and $1.8 million at December 31, 2020 and 2019, respectively.

Note 12. Other Borrowings

The Bank's short-term borrowings are comprised of a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Open Repo Plus is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. These borrowings at December 31 are described below:

	2020	2019
	FHLB	FHLB
(Dollars in thousands)	Open Repo	Open Repo
Ending balance	$—	$—
Weighted average rate at year end	—	—
Range of interest rates paid at year end	—	—
Maximum month-end balance during the year	$—	$4,500
Average balance during the year	$—	$1,335
Weighted average interest rate during the year	—	2.60%

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2020 was $387.7 million with $387.7 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $26 million. The Bank also has $21.0 million in unsecured line of credit at two correspondent banks. The Bank also has access to the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP Loans.

Note 13. Subordinate Debt

At December 31, 2020, the Corporation had $20 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $445.3 thousand at December 31, 2020, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2020	2019
Allowance for loan losses	$3,561	$2,532
Deferred compensation	761	762
Purchase accounting	17	16
Other than temporary impairment of investments	58	58
Lease liabilities	1,131	1,092
Accumulated other comprehensive loss	—	1,591
Other	581	580
	6,109	6,631
Valuation allowance	(58)	(58)
Total gross deferred tax assets	6,051	6,573

Deferred Tax Liabilities
Depreciation	464	309
Right-of-use asset	1,118	1,084
Joint ventures and partnerships	55	46
Pension	1,163	1,093
Accumulated other comprehensive gain	848	—
Deferred loan fees and costs, net	2	38
Total gross deferred tax liabilities	3,650	2,570
Net deferred tax asset	$2,401	$4,003

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2020	2019
Current tax expense (benefit)	$2,210	$996
Tax benefit NOL carryback	(1,113)	—
Deferred tax (benefit) expense	(839)	1,884
Income tax provision	$258	$2,880

For the years ended December 31, 2020 2019, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2020 and 2019. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2020	2019
Tax provision at statutory rate	$2,747	$3,992
Income on tax-exempt loans and securities	(1,144)	(1,134)
Tax benefit NOL carryback	(1,113)	—
Nondeductible interest expense relating to carrying tax-exempt obligations	43	45
Income from bank owned life insurance	(269)	(148)
Stock option compensation	—	—
Other, net	(6)	125
Income tax provision	$258	$2,880

Effective income tax rate	2.0%	15.2%

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2020 or 2019. The Corporation recorded a reversal of $1.1 million to its income tax expense in the second quarter of 2020 due to a benefit from the passage of the CARES Act in March 2020. The CARES Act allowed for NOLs incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that was carried back to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. The Corporation had no uncertain tax positions at December 31, 2020. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2017.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	Unrealized
	Gains and Losses on
	Available-for-sale	Defined Benefit
	Securities	Pension Items	Total
December 31, 2020
Beginning balance	$185	$(6,171)	$(5,986)

Other comprehensive income before reclassification, net of tax	9,769	(1,284)	8,485

Amounts reclassified from accumulated other comprehensive income, net of tax	(23)	714	691

Current period other comprehensive income	9,746	(570)	9,176

Ending balance	$9,931	$(6,741)	$3,190

December 31, 2019
Beginning balance	$(870)	$(5,510)	$(6,380)

Other comprehensive income before reclassification, net of tax	1,257	(1,097)	160

Amounts reclassified from accumulated other comprehensive income, net of tax	(202)	436	234

Current period other comprehensive income	1,055	(661)	394

Ending balance	$185	$(6,171)	$(5,986)

Note 16. Financial Derivatives

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2020			As of December 31, 2019
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,836	Other Liabilities	$40	7,011	Other Liabilities	$19
Total derivatives not designated as hedging instruments			$40			$19

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2020:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2020	2019
Other Contracts	Other income/(expense)	$(21)	$165

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40 thousand.

Note 17. Benefit Plans

The Bank has a 401(k) plan includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $869 thousand in 2020 and $825 thousand in 2019. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributorydefined benefit pension plan covering employees hired prior to April 1, 2007. The pension plan was closed to new participants on April 1, 2007. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost are $1.1 million. The Bank uses December 31 as the measurement date for its pension plan.

The Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the December 31, 2020 2019 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2020	2019
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$20,779	$17,937
Service cost	332	325
Interest cost	525	631
Actuarial loss (gain)	2,275	2,727
Benefits paid	(1,400)	(841)
Benefit obligation at end of measurement year	22,511	20,779

Change in plan assets
Fair value of plan assets at beginning of measurement year	18,135	16,549
Actual return on plan assets net of expenses	1,727	2,427
Employer contribution	1,000	—
Benefits paid	(1,400)	(841)
Fair value of plan assets at end of measurement year	19,462	18,135

Funded status of projected benefit obligation	$(3,049)	$(2,644)

	For the Years Ended December 31
	2020	2019
Assumptions used to determine benefit obligations:
Discount rate	2.33%	3.13%
Rate of compensation increase	4.00%	4.00%

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2020	2019
Net actuarial loss	$(8,533)	$(7,812)
Tax effect	1,792	1,641
Net amount recognized in accumulated other comprehensive loss	$(6,741)	$(6,171)

	For the Years Ended December 31
Components of net periodic pension cost	2020	2019
Service cost	$332	$325
Interest cost	525	631
Expected return on plan assets	(1,079)	(1,087)
Recognized net actuarial loss	904	552
Net periodic pension cost	$682	$421

	For the Years Ended December 31
	2020	2019
Assumptions used to determine net periodic benefit cost:
Discount rate	3.13%	4.15%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%

Asset allocations:
Cash and cash equivalents	12%	4%
Common stocks	22%	21%
Corporate bonds	13%	13%
Municipal bonds	26%	35%
Investment fund - debt	9%	9%
Investment fund - equity	12%	10%
Deposit in immediate participation guarantee contract	6%	6%
Other	0%	2%
Total	100%	100%

The following methods and assumptions were used to estimate the fair values of the assets held by the plan. See Note 21 for additional information on the fair value hierarchy.

Cash and Cash Equivalents: The carrying value of this asset is considered to approximate its fair value (Level 1).

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

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2020 and 2019. For more information on the levels within the fair value hierarchy, please refer to Note 21.

(Dollars in Thousands)	December 31, 2020
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,305	$2,305	$—	$—
Equity securities	4,236	4,236	—	—
Corporate bonds	2,581	—	2,581	—
Municipal bonds	5,066	—	5,066	—
Investment fund - debt	1,757	—	1,757	—
Investment fund - equity	2,252	2,252	—	—
Deposit in immediate participation guarantee contract	1,187	1,187	—	—
Cash surrender value of life insurance	28	—	—	28
Certificates of deposit	50	—	50	—
Total assets	$19,462	$9,980	$9,454	$28

(Dollars in Thousands)	December 31, 2019
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$808	$808	$—	$—
Equity securities	3,717	3,717	—	—
Corporate bonds	2,406	—	2,406	—
Municipal bonds	6,266	—	6,266	—
Investment fund - debt	1,605	—	1,605	—
Investment fund - equity	1,875	1,875	—	—
Deposit in immediate participation guarantee contract	1,129	1,129	—	—
Cash surrender value of life insurance	28	—	—	28
Certificates of deposit	301	—	301	—
Total assets	$18,135	$7,529	$10,578	$28

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2020 and 2019:

	Cash Value of Life Insurance
	December 31
	2020	2019
Balance at the beginning of the period	$28	$25
Unrealized gain (loss) relating to investments held at the reporting date	—	3
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$28	$28

Contributions

The Bank does not expect to make any additional contributions in 2021.

Estimated future benefit payments at December 31, 2020 (Dollars in Thousands)

2021	$2,267
2022	1,293
2023	1,104
2024	1,037
2025	1,431
2026-2030	6,685
Total	$13,817

Note 18. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP of 2004, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant The Board of Directors may amend, suspend or terminate the ESPP at any time. The exercise price of the 2020 ESPP options was set at 95% of the stock’s fair value at the time of the award.

In 2019, the Corporation approved the 2019 Omnibus Stock Incentive Plan (Stock Plan), replacing the Incentive Stock Option Plan of 2013 (ISOP). No new awards will be made under the 2013 plan; however, any awards made under the 2013 plan remain outstanding under the terms they were issued. Under the Stock Plan, 400,000 shares have been authorized to be issued, inclusive of the remaining shares available under the 2013 plan that were rolled into the Stock Plan and forfeited awards are available for future grants. The Stock Plan allows for various types of awards including incentive stock options, restricted stock and stock appreciation rights.

The ESPP and the incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2020 are all exercisable. The ESPP options expire on June 30, 2021 and the ISO options expire 10 years from the grant date. The following table summarizes the activity in the ESPP:

Employee Stock Purchase Plan
	ESPP	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2018	18,378	$32.73	$-
Granted	19,644	36.21
Exercised	(2,270)	32.75
Expired	(16,641)	32.84
Balance Outstanding at December 31, 2019	19,111	$36.21	$47
Granted	32,209	24.19
Exercised	(753)	25.32
Expired	(20,882)	35.15
Balance Outstanding at December 31, 2020	29,685	$24.19	$84

Shares available for future grants under the ESPP at December 31, 2020	181,954

The following table summarizes the activity in the Stock Plan:

	ISO	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2018	104,011	$28.22	$341
Granted	—	—
Exercised	(8,482)	22.82
Forfeited	(2,550)	34.10
Balance Outstanding at December 31, 2019	92,979	$28.55	$943
Granted	—	—
Exercised	(625)	27.62
Forfeited	—	—
Balance Outstanding at December 31, 2020	92,354	$28.55	$—

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2019	—	$—
Granted	14,921	31.02
Vested	(398)	31.02
Forfeited	(990)	31.02
Nonvested as of December 31, 2020	13,533	$31.02

Shares available for future grants under the Stock Plan at December 31, 2020	293,090

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $197 thousand in 2020 and $0 in 2019. The amount of unrecognized compensation expense for restricted shares was $244 thousand at December 31, 2020.

The following table provides information about the options outstanding at December 31, 2020:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	29,685	$24.19	$24.19	0.5

Incentive Stock Options	20,200	21.27	21.27	5.2
Incentive Stock Options	10,850	22.05	22.05	4.2
Incentive Stock Options	61,304	30.00-34.10	32.11	6.7
ISO Total/Average	92,354		$28.55	6.2

The Corporation uses the “simplified” method for estimating the expected term of the ISO award. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected average life of the option at the date of grant. The volatility of the Corporation’s stock is based on historical volatility for a period equal to the term of the award and the dividend yield is the yield at the date of the award. There is no unrecognized compensation expense on any options outstanding at December 31, 2020.

Note 19. Deferred Compensation Agreement

The Bank has a Director’s Deferred Compensation Plan, whereby each director may voluntarily participate and elect each year to defer all or a portion of their Bank director’s fees. Each participant directs the investment of their own account among various publicly available mutual funds designated by the Bank’s Investment and Trust Services department. Changes in the account balance beyond the amount deferred to the account are solely the result of the performance of the selected mutual fund. The Bank maintains an offsetting asset and liability for the deferred account balances and the annual expense is recorded as a component of directors’ fees as if it were a direct payment to the director. The Bank will not incur any expense when the account goes into payout.

The Corporation has a deferred compensation agreement it recorded as part of its acquisition of Fulton Bancshares Corporation in 2006. No future expense will be recognized for these plans. Payments for the deferred compensation agreements total $23 thousand through 2021.

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 321,517 and 357,096 treasury shares at cost at December 31, 2020 and 2019, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2020	2019
9/12/2019	150,000 shares	9/12/2020	36,401	3,078
12/17/2020	150,000 shares	12/18/2021	—	N/A

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan or may issue from Treasury shares. The DRIP added $1.8 million to capital during 2020. This total was comprised of $868 thousand from the reinvestment of quarterly dividends and $968 thousand of optional cash contributions. During 2020, 71,227 shares of common stock were purchased through the DRIP and 389,704 shares remain to be issued.

Note 21. Commitments and Contingencies

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2020	2019
Commercial commitments to extend credit	$280,939	$248,251
Consumer commitments to extend credit (secured)	71,761	56,898
Consumer commitments to extend credit (unsecured)	5,224	5,088
	$357,924	$310,237
Standby letters of credit	$22,334	$26,382

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. As of June 30, 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018. In February 2020, the Bank was notified that one letter of credit for $250 thousand was cancelled. This amount was reversed from the liability and an offsetting amount recorded in other expense. The net balance of $2.1 million remained at December 31, 2020.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2020, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

No material proceedings are pending or are known to be threatened or contemplated against us by governmental authorities.

Note 22. Fair Value Measurements and Fair Values of Financial Instruments

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

Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. There may be substantial differences in the assumptions used for securities within the same level. For example, prices for U.S. Agency securities have fewer assumptions and are closer to level 1 valuations than the private label mortgage-backed securities that require more assumptions and are closer to level 3 valuations.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and 2019.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. Partial charge-offs on impaired loans were $35 thousand in 2020 and $412 thousand in 2019. Impaired loans are measured at fair value on a nonrecurring basis.

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

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$391	$—	$—	$391

Available for sale:
U.S. Government and Agency securities	—	12,574	—	12,574
Municipal securities	—	247,054	—	247,054
Trust Preferred and Corporate Securities	—	20,288	—	20,288
Agency mortgage-backed securities	—	72,241	—	72,241
Private-label mortgage-backed securities	—	8,453	—	8,453
Asset-backed securities	—	36,330	—	36,330
Total assets	$391	$396,940	$—	$397,331

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$440	$—	$—	$440

Available for sale:
U.S. Government and Agency securities	—	8,428	—	8,428
Municipal securities	—	91,286	—	91,286
Trust Preferred and Corporate Securities	—	3,967	—	3,967
Agency mortgage-backed securities	—	58,704	—	58,704
Private-label mortgage-backed securities	—	429	—	429
Asset-backed securities	—	24,619	—	24,619
Total assets	$440	$187,433	$—	$187,873

The fair value of derivative liabilities measured at fair value at December 31, 2020 and 2019 was $40 and $19 thousand, respectively and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$5,474	$5,474
Total assets	$—	$—	$5,474	$5,474

(Dollars in Thousands)	Fair Value at December 31, 2019
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$1,080	$1,080
Total assets	—	$—	$1,080	$1,080

(1) Includes assets directly charged down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2020. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2020.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$5,474	Appraisal	Appraisal Adjustment on
			Non-real estate assets	0% - 100% (66%)

			Cost to sell	8%

				Range
December 31, 2019	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$1,080	Appraisal	Appraisal Adjustment	0% - 100% (48%)

The fair value of the Corporation's financial instruments measured at amortized cost are as follows:

	December 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$57,146	$57,146	$57,146	$—	$—
Long-term interest-bearing deposits in other banks	12,741	12,741	12,741
Loans held for sale	9,446	9,446	—	9,446	—
Net loans	992,915	990,867	—	—	990,867
Accrued interest receivable	6,410	6,410	—	—	6,410

Financial liabilities:
Deposits	$1,354,573	$1,355,086	$—	$1,355,086	$—
Accrued interest payable	180	180	—	180	—

	December 31, 2019
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$83,828	$83,828	$83,828	$—	$—
Long-term interest-bearing deposits in other banks	8,746	8,746	8,746
Loans held for sale	2,040	2,040	—	2,040	—
Net loans	922,609	918,640	—	—	918,640
Accrued interest receivable	3,845	3,845	—	—	3,845

Financial liabilities:
Deposits	$1,125,392	$1,125,887	$—	$1,125,887	$—
Accrued interest payable	436	436	—	436	—

Note 23. Parent Company Condensed (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$20,109	$164
Investment securities	391	440
Equity investment in subsidiaries	142,949	126,069
Other assets	1,282	859
Total assets	$164,731	127,532

Liabilities:
Other liabilities	$19,555	$4
Total liabilities	19,555	4
Shareholders' equity	145,176	127,528
Total liabilities and shareholders' equity	$164,731	$127,532

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2020	2019
Income:
Dividends from Bank subsidiary	$6,639	$8,710
Change in fair value of equity securities	(50)	66
	6,589	8,776
Expenses:
Interest expense	427	—
Operating expenses	1,473	1,176
Income before income taxes and equity in undistributed income of subsidiaries	4,689	7,600
Income tax benefit	409	867
Equity in undistributed income of subsidiaries	7,702	7,648
Net income	12,800	16,115
Other comprehensive income of subsidiary	9,176	394
Comprehensive income	$21,976	$16,509

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$12,800	$16,115
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(7,702)	(7,648)
Stock option compensation	197	—
Increase in other assets/liabilities	(366)	(1,034)
Net cash provided by operating activities	4,929	7,433

Cash flows from financing activities
Dividends paid	(5,226)	(5,115)
Proceeds from subordinated notes, net of issuance costs	19,541	—
Cash received from option exercises	36	268
Common stock issued under dividend reinvestment plan	1,836	1,316
Treasury stock purchase	(1,171)	(3,846)
Net cash used in financing activities	15,016	(7,377)
Increase in cash and cash equivalents	19,945	56
Cash and cash equivalents as of January 1	164	108
Cash and cash equivalents as of December 31	$20,109	$164

Note 24. Revenue Recognition

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $5.6 million for 2020 and $5.5 million for 2019.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $194 thousand for 2020 and $365 thousand for the 2019.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $212 thousand for 2020 and $234 thousand for 2019.

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

Other Income – these items are transactional in nature and recognized upon completion of the transaction which represents the performance obligation. Certain items included in this category may be excluded from the scope of ASC 606.

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

Contract Acquisition Costs

The Corporation expenses all contract acquisition costs as costs are incurred

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2020 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2021 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2021 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2021 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2021 proxy statement.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2021 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2021 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2021 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2021 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2021 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS -Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2021 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2021 proxy statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets –December 31, 2020 and 2019,

Consolidated Statements of Income – Years ended December 31, 2020 2019,

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020 2019,

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2020 2019,

Consolidated Statements of Cash Flows - Years ended December 31, 2020 2019,

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

(c) Financial Statement Schedules: None.

Exhibit Index for the Year

Ended December 31, 2020

Item	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Bylaws of the Corporations Exhibit 3.2 of Current Report on Form 8-K as filed with the Commission on December 21, 2018 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan* (Filed as Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.4	Senior Management and Directors Incentive Stock Plan* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
14.	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of Corporation - filed herewith
23.1	Consent of Crowe LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
101	Interactive Data File (XBRL)

* Compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ Timothy G. Henry
Timothy G. Henry
President and Chief Executive Officer

Dated: March 11, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 11, 2021
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 11, 2021
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 11, 2021
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 11, 2021
Martin R. Brown

/s/ Kevin W. Craig	Director	March 11, 2021
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 11, 2021
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 11, 2021
Daniel J. Fisher

/s/ Donald A. Fry	Director	March 11, 2021
Donald A. Fry

/s/ Allan E. Jennings, Jr.	Director	March 11, 2021
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 11, 2021
Stanley J. Kerlin

/s/ Patricia D. Lacy	Director	March 11, 2021
Patricia D. Lacy

/s/ Donald H. Mowery	Director	March 11, 2021
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 11, 2021
Kimberly M. Rzomp