Form 10-Q
period 2021-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2021-05-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 4,419,107 outstanding shares of the Registrant’s common stock as of April 30, 2021.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$17,117	$17,059
Short-term interest-bearing deposits in other banks	90,505	40,087
Total cash and cash equivalents	107,622	57,146
Long-term interest-bearing deposits in other banks	10,995	12,741
Debt securities available for sale, at fair value	422,178	396,940
Equity securities	444	391
Restricted stock	468	468
Loans held for sale	4,699	9,446
Loans	1,000,933	1,009,704
Allowance for loan losses	(16,136)	(16,789)
Net Loans	984,797	992,915
Premises and equipment, net	12,971	13,105
Right of use asset	5,153	5,272
Bank owned life insurance	22,403	22,288
Goodwill	9,016	9,016
Deferred tax asset, net	6,135	2,401
Other assets	10,678	12,909
Total assets	$1,597,559	$1,535,038

Liabilities
Deposits
Noninterest-bearing checking	$290,015	$259,060
Money management, savings, and interest checking	1,057,678	1,019,348
Time	73,349	76,165
Total deposits	1,421,042	1,354,573
Subordinate notes	19,564	19,555
Lease liability	5,225	5,332
Other liabilities	11,029	10,402
Total liabilities	1,456,860	1,389,862

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,872 shares issued and 4,407,583 shares outstanding at March 31, 2021 and
4,710,872 shares issued and 4,389,355 shares outstanding at December 31, 2020	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,513	42,589
Retained earnings	106,032	102,520
Accumulated other comprehensive (loss) income	(5,166)	3,190
Treasury stock, 303,289 shares at March 31, 2021 and 321,517 shares at
December 31, 2020, at cost	(7,391)	(7,834)
Total shareholders' equity	140,699	145,176
Total liabilities and shareholders' equity	$1,597,559	$1,535,038

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2021	2020
Interest income
Loans, including fees	$9,381	$10,168
Interest and dividends on investments:
Taxable interest	1,623	1,062
Tax exempt interest	532	171
Dividend income	3	6
Interesting-bearing deposits in other banks	53	258
Total interest income	11,592	11,665
Interest expense
Deposits	485	1,413
Subordinate notes	263	—
Total interest expense	748	1,413
Net interest income	10,844	10,252
(Recovery of) provision for loan losses	(800)	3,000
Net interest income after provision for loan losses	11,644	7,252
Noninterest income
Investment and trust services fees	1,636	1,445
Loan service charges	196	141
Gain on sale of loans	782	144
Deposit service charges and fees	468	565
Other service charges and fees	396	347
Debit card income	517	418
Increase in cash surrender value of Bank owned life insurance	115	124
Bank owned life insurance gain	—	812
Net losses on sales of debt securities	—	(10)
Change in fair value of equity securities	54	(127)
Other	63	30
Total noninterest income	4,227	3,889
Noninterest Expense
Salaries and employee benefits	5,658	5,535
Net occupancy	910	830
Marketing and advertising	345	455
Legal and professional	475	395
Data processing	929	806
Pennsylvania bank shares tax	92	175
FDIC Insurance	202	60
ATM/debit card processing	296	264
Telecommunications	129	105
Nonservice pension	205	88
Other	924	815
Total noninterest expense	10,165	9,528
Income before federal income taxes	5,706	1,613
Federal income tax expense (benefit)	876	(106)
Net income	$4,830	$1,719
Per share
Basic earnings per share	$1.10	$0.40
Diluted earnings per share	$1.09	$0.39

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2021	2020
Net Income	$4,830	$1,719

Debt Securities:
Unrealized (losses) gains arising during the period	(10,577)	2,048
Reclassification adjustment for losses included in net income (1)	—	10
Net unrealized (losses) gains	(10,577)	2,058
Tax effect	2,221	(432)
Net of tax amount	(8,356)	1,626

Total other comprehensive (loss) income	(8,356)	1,626

Total Comprehensive (Loss) Income	$(3,526)	$3,345

(1) Reclassified to net gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2021 and 2020

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	of Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	4,830	—	—	4,830
Other comprehensive income		—	—	—	(8,356)	—	(8,356)
Cash dividends declared, $0.30 per share		—	—	(1,318)	—	—	(1,318)
Acquisition of treasury stock	(474)	—	—	—	—	(13)	(13)
Treasury shares issued under dividend reinvestment plan	11,682	—	40	—	—	285	325
Stock Compensation Plans:
Treasury shares issued	7,020	—	(164)	—	—	171	7
Compensation expense		—	48	—	—	—	48
Balance at March 31, 2021	4,407,583	$4,711	$42,513	$106,032	$(5,166)	$(7,391)	$140,699

Balance at January 1, 2020	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income		—	—	1,719	—	—	1,719
Other comprehensive income		—	—	—	1,626	—	1,626
Cash dividends declared, $0.30 per share		—	—	(1,306)	—	—	(1,306)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan	20,124	—	75	—	—	485	560
Stock Compensation Plans:
Treasury shares issued	71	—	1	—	—	2	3
Common shares issued	973	1	15	—	—	—	16
Compensation expense		—	31	—	—	—	31
Balance at March 31, 2020	4,337,520	$4,711	$42,390	$95,359	$(4,360)	$(9,095)	$129,005

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$4,830	$1,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	331
Net amortization of loans and investment securities	124	340
Amortization of subordinate debt issuance costs	10	—
(Recovery of) provision for loan losses	(800)	3,000
(Increase) decrease in fair value of equity securities	(54)	127
Debt securities losses, net	—	10
Loans originated for sale	(28,992)	(9,223)
Proceeds from sale of loans	34,521	8,656
Gain on sale of loans	(782)	(144)
Increase in cash surrender value of bank owned life insurance	(115)	(124)
Gains from surrender of life insurance policies	—	(812)
Stock option compensation	48	31
Decrease (increase) in other assets	668	(1,139)
Increase (decrease) in other liabilities	667	(281)
Net cash provided by operating activities	10,449	2,491
Cash flows from investing activities
Net decrease (increase) in long-term interest-bearing deposits in other banks	1,746	(1,992)
Proceeds from sales and calls of investment securities available for sale	—	165
Proceeds from maturities and pay-downs of securities available for sale	9,367	10,941
Purchase of investment securities available for sale	(45,827)	(29,974)
Net decrease (increase) in loans	9,439	(2,077)
Capital expenditures	(168)	(174)
Net cash used in investing activities	(25,443)	(23,111)
Cash flows from financing activities
Net increase (decrease) in demand deposits, interest-bearing checking, and savings accounts	69,285	(2,452)
Net decrease in time deposits	(2,816)	(5,507)
Dividends paid	(1,318)	(1,306)
Purchase of Treasury shares	(13)	(1,172)
Cash received from option exercises	7	19
Treasury shares issued under dividend reinvestment plan	325	560
Net cash provided by (used in) financing activities	65,470	(9,858)
Increase (decrease) in cash and cash equivalents	50,476	(30,478)
Cash and cash equivalents at the beginning of the period	57,146	83,828
Cash and cash equivalents at the end of the period	$107,622	$53,350
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$513	$1,547
Income taxes	$—	$—
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$105
Life insurance claim receivable	$—	$3,613

 The accompanying notes are an integral part of these unaudited financial statements.

FRANKLIN FINANCIAL SERVICES CORPORATION and SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Franklin Financial Services Corporation (the Corporation), and its wholly owned subsidiaries, Farmers and Merchants Trust Company of Chambersburg (the Bank) and Franklin Future Fund Inc. Farmers and Merchants Trust Company of Chambersburg is a commercial bank that has one wholly owned subsidiary, Franklin Financial Properties Corp. Franklin Financial Properties Corp. holds real estate assets that are leased by the Bank. Franklin Future Fund Inc. is a non-bank investment company. The activities of the non-bank subsidiary are not significant to the consolidated totals. All significant intercompany transactions and account balances have been eliminated.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2021, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2020 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2021	2020
Weighted average shares outstanding (basic)	4,396	4,347
Impact of common stock equivalents	19	14
Weighted average shares outstanding (diluted)	4,415	4,361
Anti-dilutive options excluded from calculation	61	50
Net income	$4,830	$1,719
Basic earnings per share	$1.10	$0.40
Diluted earnings per share	$1.09	$0.39

Note 2. Recent Accounting Pronouncements

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
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation. As of the beginning of the first reporting period in which the new standard is adopted, the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses, which will flow through retained earnings. After adoption, the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements. A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started. The Corporation expects to be able to run the CECL model in test mode in 2021.

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation will continue to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020

Net unrealized gains on debt securities	$1,994	$12,571
Tax effect	(419)	(2,640)
Net of tax amount	$1,575	$9,931

Accumulated pension adjustment	$(8,533)	$(8,533)
Tax effect	1,792	1,792
Net of tax amount	$(6,741)	$(6,741)

Total accumulated other comprehensive (loss)/income	$(5,166)	$3,190

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2021	cost	gains	losses	value
U.S. Government and Agency securities	$21,070	$16	$(170)	$20,916
Municipal securities	235,808	5,582	(4,132)	237,258
Corporate securities	22,268	153	(264)	22,157
Agency mortgage-backed securities	85,429	1,360	(815)	85,974
Private-label mortgage-backed securities	11,966	45	(62)	11,949
Asset-backed securities	43,643	390	(109)	43,924
	$420,184	$7,546	$(5,552)	$422,178

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$12,594	$20	$(40)	$12,574
Municipal securities	236,253	11,020	(219)	247,054
Corporate securities	20,421	22	(155)	20,288
Agency mortgage-backed securities	70,443	1,905	(107)	72,241
Private-label mortgage-backed securities	8,412	56	(15)	8,453
Asset-backed securities	36,246	249	(165)	36,330
	$384,369	$13,272	$(701)	$396,940

At March 31, 2021 and December 31, 2020, the fair value of debt securities pledged to secure public funds and trust deposits totaled $129.1 million and $137.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity.

The amortized cost and estimated fair value of debt securities at March 31, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,361	$2,367
Due after one year through five years	21,738	22,274
Due after five years through ten years	174,745	178,862
Due after ten years	80,302	76,828
	279,146	280,331
Mortgage-backed and asset-backed securities	141,038	141,847
	$420,184	$422,178

The composition of the net realized gains (losses) on debt securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Proceeds	$—	$165
Gross gains realized	—	—
Gross losses realized	—	(10)
Net (losses) gains realized	$—	$(10)

Tax benefit (provision) on net (losses) gains realized	$—	$2

Impairment:

The debt securities portfolio contained 205 securities with $178.6 million of temporarily impaired fair value and $5.6 million in unrealized losses at March 31, 2021. The total unrealized loss position has increased $4.9 million since year-end 2020.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at March 31, 2021, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$9,832	$(134)	7	$7,629	$(36)	15	$17,461	$(170)	22
Municipal securities	97,958	(4,132)	107	—	—	—	97,958	(4,132)	107
Corporate securities	9,677	(173)	19	2,806	(91)	3	12,483	(264)	22
Agency mortgage-backed securities	31,182	(809)	32	1,504	(6)	3	32,686	(815)	35
Private-label mortgage-backed securities	6,828	(62)	5	—	—	—	6,828	(62)	5
Asset-backed securities	3,236	(29)	3	7,983	(80)	11	11,219	(109)	14
Total temporarily impaired securities	$158,713	$(5,339)	173	$19,922	$(213)	32	$178,635	$(5,552)	205

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal securities	27,022	(219)	28	—	—	—	27,022	(219)	28
Corporate securities	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed securities	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Private-label mortgage-backed securities	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed securities	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired securities	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
Balance of cumulative credit-related OTTI at January 1	$272	$272
Decreases for previously recognized credit losses on securities that paid off	(15)	—
Balance of credit-related OTTI at March 31	$257	$272

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At March 31, 2021 and December 31, 2020, this investment was reported at fair value of $444 thousand and $391 thousand, respectively, with changes in value reported through income.

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

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motel, manufacturing facilities, and agricultural land.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Residential Real Estate 1-4 Family
Consumer first liens	$73,991	$77,373
Commercial first lien	58,018	59,851
Total first liens	132,009	137,224

Consumer junior liens and lines of credit	61,707	60,935
Commercial junior liens and lines of credit	4,244	4,425
Total junior liens and lines of credit	65,951	65,360
Total residential real estate 1-4 family	197,960	202,584

Residential real estate - construction
Consumer	7,804	6,751
Commercial	10,814	9,558
Total residential real estate construction	18,618	16,309

Commercial real estate	493,544	503,977
Commercial	283,705	281,257
Total commercial	777,249	785,234

Consumer	7,106	5,577
	1,000,933	1,009,704
Less: Allowance for loan losses	(16,136)	(16,789)
Net Loans	$984,797	$992,915

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$(374)	$8

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$3,455	$5,378
Five-year loans	52,418	46,912
Total Paycheck Protection Program loans	$55,873	$52,290

Net unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$(63)	$(165)
Five-year loans	(1,617)	(1,178)
Total net unamortized deferred PPP loan fees	$(1,680)	$(1,343)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$695,190	$840,850
Federal Reserve Bank	50,682	50,605
	$745,872	$891,455

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	—	(13)	(5)	(18)	—	(36)
Recoveries	—	169	—	—	7	7	—	183
Provision	(108)	(184)	24	(365)	(208)	27	14	(800)
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136

ALL at December 31, 2019	$416	$119	$186	$6,607	$4,022	$84	$532	$11,966
Charge-offs	-	—	—	—	(220)	(30)	—	(250)
Recoveries	3	—	—	—	5	6	—	14
Provision	144	59	82	1,660	889	38	128	3,000
ALL at March 31, 2020	$563	$178	$268	$8,267	$4,696	$98	$660	$14,730

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of March 31, 2021 and December 31, 2020:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
March 31, 2021
Loans evaluated for ALL:
Individually	$631	$—	$511	$16,000	$—	$—	$—	$17,142
Collectively	131,378	65,951	18,107	477,544	283,705	7,106	—	983,791
Total	$132,009	$65,951	$18,618	$493,544	$283,705	$7,106	$—	$1,000,933

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	447	211	318	8,557	5,473	113	789	15,908
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The following table shows additional information about those loans considered to be impaired at March 31, 2021 and December 31, 2020:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2021	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$631	$631	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	631	631	—	—	—
Residential real estate - construction	511	729	—	—	—
Commercial real estate	10,259	10,987	5,741	5,741	228
Commercial	—	—	—	—	—
Total	$11,401	$12,347	$5,741	$5,741	$228

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$637	$637	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	637	637	—	—	—
Residential real estate - construction	512	729	—	—	—
Commercial real estate	10,402	11,107	5,702	5,702	228
Commercial	—	—	—	—	—
Total	$11,551	$12,473	$5,702	$5,702	$228

The following table shows the average of impaired loans and related interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$634	$8
Junior liens and lines of credit	—	—
Total	634	8
Residential real estate - construction	512	—
Commercial real estate	16,043	91
Commercial	—	—
Total	$17,189	$99

	Three Months Ended
	March 31, 2020
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$656	$10
Junior liens and lines of credit	—	—
Total	656	10
Residential real estate - construction	521	—
Commercial real estate	10,899	94
Commercial	—	—
Total	$12,076	$104

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2021
Residential Real Estate 1-4 Family
First liens	$131,794	$174	$—	$—	$174	$41	$132,009
Junior liens and lines of credit	65,768	136	38	—	174	9	65,951
Total	197,562	310	38	—	348	50	197,960
Residential real estate - construction	18,107	—	—	—	—	511	18,618
Commercial real estate	485,377	—	—	—	—	8,167	493,544
Commercial	283,548	50	—	—	50	107	283,705
Consumer	7,091	12	2	1	15	—	7,106
Total	$991,685	$372	$40	$1	$413	$8,835	$1,000,933

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,056	$43	$58	$26	$127	$41	$137,224
Junior liens and lines of credit	65,212	115	23	—	138	10	65,360
Total	202,268	158	81	26	265	51	202,584
Residential real estate - construction	15,797	—	—	—	—	512	16,309
Commercial real estate	495,609	74	261	—	335	8,033	503,977
Commercial	280,930	219	—	—	219	108	281,257
Consumer	5,525	38	2	12	52	—	5,577
Total	$1,000,129	$489	$344	$38	$871	$8,704	$1,009,704

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2021
Residential Real Estate 1-4 Family
First liens	$131,968	$—	$41	$—	$132,009
Junior liens and lines of credit	65,942	—	9	—	65,951
Total	197,910	—	50	—	197,960
Residential real estate - construction	18,107	—	511	—	18,618
Commercial real estate	438,443	36,607	18,494	—	493,544
Commercial	273,579	9,841	285	—	283,705
Consumer	7,105	—	1	—	7,106
Total	$935,144	$46,448	$19,341	$—	$1,000,933

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,156	$—	$68	$—	$137,224
Junior liens and lines of credit	65,350	—	10	—	65,360
Total	202,506	—	78	—	202,584
Residential real estate - construction	15,797	—	512	—	16,309
Commercial real estate	449,478	35,947	18,552	—	503,977
Commercial	270,272	10,698	287	—	281,257
Consumer	5,565	—	12	—	5,577
Total	$943,618	$46,645	$19,441	$—	$1,009,704

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2021
Residential real estate - construction	1	$433	$433	$—	—	$—
Residential real estate	4	631	631	—	—	—
Commercial real estate - owner occupied	4	1,213	1,213	—	—	—
Commercial real estate - farm land	6	2,224	1,542	682	—	—
Commercial real estate - construction and land development	2	6,038	6,038	—	—	—
Commercial real estate	2	322	117	205	—	—
Total	19	$10,861	$9,974	$887	—	$—

December 31, 2020
Residential real estate - construction	1	$434	$434	$—	—	$—
Residential real estate	4	637	637	—	—	—
Commercial real estate - owner occupied	4	1,224	1,224	—	—	—
Commercial real estate - farm land	6	2,257	2,257	—	—	—
Commercial real estate - construction and land development	2	6,129	6,129	—	—	—
Commercial real estate	2	330	122	208	—	—
Total	19	$11,011	$10,803	$208	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during the first quarter of 2021.

The following table reports new TDR loans during 2020, concession granted and the recorded investment as of March 31, 2021:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$682	multiple
Commercial real estate - owner occupied	2	426	426	425	maturity
	3	$1,076	$1,076	$1,107

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Such short-term modifications (e.g., six months) may include payment deferrals, fee waivers, extension of payment terms or other delays in payment that are insignificant. Loans may be modified under Section 4013 until the earlier of January 1, 2022 or the 60th day after the end of the COVID-19 national emergency declared by the President. As of March 31, 2021, the Bank has granted $68.1 million loan deferrals or modifications (approximately 7% of gross loans) outstanding.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$174	$158
Short-term lease cost	—	2
Variable lease cost	24	14
Total lease cost	$198	$174

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$162	$152

Weighted-average remaining lease term (years)	11.5	12.8
Weighted-average discount rate	3.34%	3.53%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2021 are as follows:

(Dollars in thousands)

2021	$494
2022	640
2023	650
2024	628
2025	588
2026 and beyond	3,395
Undiscounted cash flow	6,395
Imputed Interest	(1,170)
Total lease liability	$5,225

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2021 and December 31, 2020.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	March 31, 2021			December 31, 2020
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,790	Other Liabilities	$17	6,836	Other Liabilities	$40
Total derivatives not designated as hedging instruments			$17			$40

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended
		March 31, 2021	March 31, 2020
Other Contracts	Other income	$23	$(36)

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Components of net periodic cost:
Service cost	$99	$83
Interest cost	87	131
Expected return on plan assets	(274)	(269)
Settlement expense	108	—
Recognized net actuarial loss	285	226
Total pension expense	$305	$171

The service cost component of pension expense is recorded in the salaries and employee benefits line and all other cost components are recorded in the nonservice pension line of the Consolidated Statements of Income.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the first quarter of 2021. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$444	$—	$—	$444

Available for sale:
U.S. Government and Agency securities	9,832	11,084	—	20,916
Municipal securities	—	237,258	—	237,258
Corporate securities	—	22,157	—	22,157
Agency mortgage-backed securities	—	85,974	—	85,974
Private-label mortgage-backed securities	—	11,949	—	11,949
Asset-backed securities	—	43,924	—	43,924
Total assets	$10,276	$412,346	$—	$422,622

(Dollars in thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$391	$—	$—	$391

Available for sale:
U.S. Government and Agency securities	—	12,574	—	12,574
Municipal securities	—	247,054	—	247,054
Corporate securities	—	20,288	—	20,288
Agency mortgage-backed securities	—	72,241	—	72,241
Private-label mortgage-backed securities	—	8,453	—	8,453
Asset-backed securities	—	36,330	—	36,330
Total assets	$391	$396,940	$—	$397,331

The fair value of derivative liabilities measured at fair value at March 31, 2021 and December 31, 2020 was $17 thousand and $40 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2021 and the following table presents the fair value measurement by level within the fair value hierarchy used at December 31, 2020:

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$5,474	$5,474
Total assets	$—	$—	$5,474	$5,474

(1)Includes assets directly charged-down to fair value during the year-to-date period.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2021. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2021.

There were no assets measured at fair value on a nonrecurring basis at March 31, 2021 and the following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2020:

(Dollars in thousands)				Range
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$5,474	Appraisal	Appraisal Adjustment on	0%-100% (66%)
			Non-real estate assets

			Cost to sell	8%
(1) Includes assets directly charged-down to fair value during the year-to-date period.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$107,622	$107,622	$107,622		$—	$—
Long-term interest-bearing deposits in other banks	10,995	10,995	10,995		—	—
Loans held for sale	4,699	4,799	—		4,799	—
Net loans	984,797	1,013,427	—		—	1,013,427
Accrued interest receivable	6,045	6,045	—		—	6,045

Financial liabilities:
Deposits	$1,421,042	$1,433,518	$—		$1,433,518	$—
Subordinate notes	19,564	20,086	—		20,086	—
Accrued interest payable	415	415	—		415	—

	December 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$57,146	$57,146	$57,146		$—	$—
Long-term interest-bearing deposits in other banks	12,741	12,741	12,741		—	—
Loans held for sale	9,446	9,446	—	9,446	9,446	—
Net loans	992,915	990,867	—		—	990,867
Accrued interest receivable	6,410	6,410	—		—	6,410

Financial liabilities:
Deposits	$1,354,573	$1,355,086	$—		$1,355,086	$—
Subordinate notes	19,555	19,750	—		19,750	—
Accrued interest payable	180	180	—		180	—

Note 12. Subordinated Notes

At March 31, 2021, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $435.7 thousand at March 31, 2021, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2021 was 7.89% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2021, the Bank was “well capitalized”.

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

The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of March 31, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.80%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.63%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.80%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.63%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.18%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	15.89%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.76%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.65%	8.54%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.5 million for the first quarter of 2021 and $1.3 million for the first quarter of 2020.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $84 thousand for the first quarter of 2021, compared to $33 thousand for the first quarter of 2020.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $37 thousand for the first quarter of 2021, compared to $74 thousand for the first quarter 2020.

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for third-party mortgage companies. All of these fees are transactional in nature and are recognized upon completion of the transaction which represents the performance obligation.

Deposit Service Charges and Fees – these represent fees from deposit customers for transaction based, account maintenance, and overdraft services. Transaction based fees include, but are not limited to, stop payment fees and overdraft fees. These fees are recognized at the time of the transaction when the performance obligation has been fulfilled. Account maintenance fees and account analysis fees are earned over the course of a month, representing the period of the performance obligation, and are recognized monthly.

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$280,806	$280,939
Consumer commitments to extend credit (secured)	74,989	71,761
Consumer commitments to extend credit (unsecured)	5,456	5,224
	$361,251	$357,924
Standby letters of credit	$21,260	$22,334

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At March 31, 2021 this reserve was $2.1 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at March 31, 2021 and December 31, 2020.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2021, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2021 and 2020

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation. These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2020 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2020 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $4.8 million ($1.09 per diluted share) for the first quarter of 2021 compared with $1.7 million ($.39 per diluted share) for the same period in 2020, and $4.6 million ($1.04 per diluted share) for the fourth quarter of 2020.

•Net interest income was $10.8 million, inclusive of $765 thousand of interest and fees from Paycheck Protection Program (PPP) loans, for the first quarter of 2021 compared to $10.3 million for the first quarter of 2020. The net interest margin for the first quarter fell from 3.53% in 2020 to 3.03% in 2021. The year-to-date yield on earning assets fell by 0.77% from 4.00% in 2020 to 3.23% in 2021 as all asset classes had lower yields as market rates decreased over the year. The cost of interest-bearing deposits fell from 0.61% in 2020 to 0.18% in 2021 as the Bank reduced deposit rates to offset lower asset yields. The cost of total deposits fell from 0.51% in 2020 to 0.14% in 2021.

•Earning assets for the first quarter of 2021 averaged $1.5 billion compared to $1.2 billion for the same period in 2020. The average balance of the investment portfolio increased $212.3 million over the same comparative period, primarily in the municipal bond portfolio. The average balance of the loan portfolio increased from $934.5 million in the first quarter of 2020 to $1.0 billion in 2021. The average balance of the commercial loan portfolio increased $65.3 million over the first quarter of 2020. The increase is primarily due to the addition of PPP loans which totaled $55.9 million at March 31, 2021 and averaged $54.6 million for the quarter. The average balance of deposits for the first quarter of 2021 increased $268.0 million over the same quarter in 2020 with every deposit category increasing except for time deposits.

•The provision for loan loss expense for the first quarter of 2021 was ($800 thousand), representing a reversal of previously recorded provision for loan loss expense. This expense reversal compares to a provision for loan loss expense of $3.0 million in the first quarter of 2020. The 2020 provision expense was the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the economic effects and impact of the COVID-19 pandemic. As of March 31, several qualitative factors were reduced reflecting a potential lower risk of loss in the loan portfolio, thereby, resulting in a reversal of the provision for loan loss expense. The allowance for loan loss ratio was 1.61% of gross loans as of March 31, 2021, compared to 1.66% at December 31, 2020. Excluding the PPP loans, the allowance for loan loss ratio was 1.71% at the end of the first quarter of 2021.

•Noninterest income totaled $4.2 million for the first quarter of 2021, an increase of $338 thousand over the comparable quarter of 2020. The largest increases comparable quarter-over-quarter were increases in Investment and Trust Service fees ($191 thousand), gain on the sale of mortgages ($638 thousand) and the fair value of equity securities ($181 thousand). These increases were partially offset by a decrease of $812 thousand from a gain on a bank owned life insurance policy recorded in 2020.

•Noninterest expense for the first quarter of 2021 was $10.2 million compared to $9.5 million in 2020. Salaries and benefits, and data processing expense each increased $123 thousand quarter-over-quarter, while FDIC insurance increased $142 thousand.

•The effective tax rate for the first quarter of 2021 was 15.4% compared to -6.6% for the first quarter of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income drive by the large change in the provision for loan loss expense quarter over quarter. The benefit of tax-exempt income increased only slightly quarter over quarter.

Total assets at March 31, 2021 were $1.598 billion compared $1.535 billion at December 31, 2020. Significant balance sheet changes since December 31, 2020 include:

•Short-term interest-bearing deposits in other banks increased $50.4 million and the investment portfolio increased $25.2 million.

•The net loan portfolio decreased $8.1 million during 2021 over the year-end 2020 balance. The reduction occurred primarily in the commercial loan portfolio, with a decrease in commercial real estate loans partially offset by an increase in PPP loans. The Bank held $55.9 million in PPP loans at March 31, 2021 with $1.7 million of net deferred PPP fees remaining to be recognized. The Bank is recognizing the PPP fees over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate.

•At March 31, 2020, the Bank had $68.1 million of modified loans compared to $67.6 million at year-end 2020 and $196.5 million at June 30, 2020. The current balance is comprised primarily of 20 unrelated loans to hotels for $46.5 million, three unrelated loans in the entertainment sector for $14.1 million and one loan for $4.7 million in rental real estate. The majority of these loans are making some form of payment and will come out of the modified terms during the second quarter of 2021.

•Deposits increased $66.5 million (4.9%) over year-end 2020, with all deposit products showing an increase except time deposits. Based on current information known to Management, the increases seem to stem from government stimulus payments to consumers, businesses and municipalities, lower spending as economic activity slowed during the pandemic and a sense of security offered by bank deposits in uncertain economic times.

•Shareholders’ equity decreased $4.5 million from the end of 2020, due primarily to a decrease of $8.4 million in accumulated other comprehensive income (AOCI) as the value of the investment portfolio declined during the quarter. Retained earnings increased $3.5 million from year-end 2020. At March 31, 2021, the book value of the Corporation’s common stock was $31.92 per share and the tangible book value was $29.87 per share. In December 2020, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and no shares have been repurchased under the plan as of March 31, 2021.

Key performance ratios as of, or for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020 are listed below:

	March 31,	December 31,	March 31,
(Dollars in thousands, except per share)	2021	2020	2020

Balance Sheet Highlights
Total assets	$1,597,559	$1,535,038	$1,262,126
Investment and equity securities	422,622	397,331	208,353
Loans, net	984,797	992,915	921,656
Deposits	1,421,042	1,354,573	1,117,433
Shareholders' equity	140,699	145,176	129,005

Summary of Operations
Interest income	$11,592	$45,939	$11,665
Interest expense	748	3,978	1,413
Net interest income	10,844	41,961	10,252
(Recovery of) provision for loan losses	(800)	4,625	3,000
Net interest income after provision for loan losses	11,644	37,336	7,252
Noninterest income	4,227	15,084	3,889
Noninterest expense	10,165	39,362	9,528
Income before income taxes	5,706	13,058	1,613
Federal income tax expense (benefit)	876	258	(106)
Net income	$4,830	$12,800	$1,719

Performance Measurements
Return on average assets*	1.23%	0.91%	0.54%
Return on average equity*	13.47%	9.56%	5.31%
Return on average tangible equity (1)*	14.37%	10.24%	5.70%
Efficiency ratio (1)	66.06%	67.32%	65.36%
Net interest margin*	3.03%	3.21%	3.53%

Shareholders' Value (per common share)
Diluted earnings per share	$1.09	$2.93	$0.39
Basic earnings per share	1.10	2.94	0.40
Regular cash dividends declared	0.30	1.20	0.30
Book value	31.92	33.07	29.74
Tangible book value (1)	29.87	31.02	27.66
Market value	31.18	27.03	27.45
Market value/book value ratio	97.68%	81.74%	92.30%
Market value/tangible book value ratio	104.37%	87.13%	99.24%
Price/earnings multiple*	7.15	9.23	17.60
Current quarter dividend yield*	3.85%	4.44%	4.37%
Dividend payout ratio year-to-date	27.29%	40.83%	75.97%

Safety and Soundness
Average equity/average assets	9.16%	9.48%	10.24%
Risk-based capital ratio (Total)	18.18%	17.69%	15.99%
Leverage ratio (Tier 1)	8.76%	8.69%	9.85%
Common equity ratio (Tier 1)	14.80%	14.32%	14.73%
Nonperforming loans/gross loans	0.88%	0.87%	0.40%
Nonperforming assets/total assets	0.55%	0.57%	0.29%
Allowance for loan losses as a % of loans	1.61%	1.66%	1.57%
Net loans (recovered) charged-off/average loans*	-0.06%	-0.02%	0.10%

Assets under Management
Trust assets under management (fair value)	$860,794	$836,381	$674,189
Held at third-party brokers (fair value)	118,180	112,624	109,145

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

(Dollars in thousands, except per share)	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Return on Tangible Equity (non-GAAP)
Net income	$4,830	$12,800	$1,719

Average shareholders' equity	143,439	133,958	129,613
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	134,423	124,942	120,597

Return on average tangible equity (non-GAAP)*	14.37%	10.24%	5.70%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$140,699	$145,176	$129,005
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	131,683	136,160	119,989

Shares outstanding (in thousands)	4,408	4,389	4,338

Tangible book value per share (non-GAAP)	29.87	31.02	27.66

Efficiency Ratio
Noninterest expense	$10,165	$39,362	$9,528

Net interest income	10,844	41,961	10,252
Plus tax equivalent adjustment to net interest income	370	1,407	300
Plus noninterest income, net of securities transactions	4,173	15,104	4,026
Total revenue	15,387	58,472	14,578

Efficiency ratio (Noninterest expense/total revenue)	66.06%	67.32%	65.36%

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

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:

Tax equivalent net interest income increased $662 thousand to $11.2 million in the first quarter of 2021 compared to $10.6 million for the same period in 2020. Balance sheet volume contributed $1.7 million to tax equivalent net interest but was offset by a $1.0 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2021			2020

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$78,930	$53	0.27%	$68,975	$258	1.50%
Investment securities:
Taxable	315,673	1,626	2.09%	172,319	1,068	2.49%
Tax Exempt	92,773	668	2.88%	23,861	216	3.62%
Investments	408,446	2,294	2.28%	196,180	1,284	2.63%
Loans:
Commercial, industrial and agricultural	858,360	8,372	3.90%	793,085	8,890	4.45%
Residential mortgage	67,886	603	3.58%	68,346	728	4.27%
Home equity loans and lines	81,920	525	2.60%	67,179	680	4.07%
Consumer	6,714	115	6.95%	5,929	125	8.48%
Loans	1,014,880	9,615	3.80%	934,539	10,423	4.43%
Total interest-earning assets	1,502,256	$11,962	3.23%	1,199,694	$11,965	4.00%
Other assets	62,905			65,814
Total assets	$1,565,161			$1,265,508

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$426,410	$113	0.11%	$325,300	$274	0.34%
Money Management	513,083	199	0.16%	432,270	740	0.69%
Savings	106,046	15	0.06%	84,059	58	0.28%
Time	74,146	158	0.86%	87,774	341	1.56%
Total interest-bearing deposits	1,119,685	485	0.18%	929,403	1,413	0.61%

Subordinated Notes	19,558	263	5.37%	—	—	—
Total interest-bearing liabilities	1,139,243	748	0.27%	929,403	1,413	0.61%
Noninterest-bearing deposits	266,491			188,735
Other liabilities	15,988			17,757
Shareholders' equity	143,439			129,613
Total liabilities and shareholders' equity	$1,565,161			$1,265,508
T/E net interest income/Net interest margin		11,214	3.03%		10,552	3.53%
Tax equivalent adjustment		(370)			(300)
Net interest income		$10,844			$10,252

Net Interest Spread			2.96%			3.39%
Cost of Funds			0.22%			0.51%
Cost of Deposits			0.14%			0.51%

Provision for Loan Losses

The Bank recorded a reversal of $800 thousand in the provision for loan loss for the first quarter, compared to an expense of $3.0 million in the first quarter of 2020. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2021, noninterest income increased $338 thousand from the same period in 2020. Gain on sale of loans increased as mortgage production was higher in 2021 compared to 2020. Deposit fees and service charges decreased primarily in lower overdraft protection fees. Other income was higher in 2020 due to improvement in the market value of a swap.

The following table presents a comparison of noninterest income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$1,636	$1,445	$191	13.2
Loan service charges	196	141	55	39.0
Gain on sale of loans	782	144	638	443.1
Deposit service charges and fees	468	565	(97)	(17.2)
Other service charges and fees	396	347	49	14.1
Debit card income	517	418	99	23.7
Increase in cash surrender value of life insurance	115	124	(9)	(7.3)
Bank owned life insurance gain	—	812	(812)	(100.0)
Net losses on sales of debt securities	—	(10)	10	100.0
Change in fair value of equity securities	54	(127)	181	142.5
Other	63	30	33	110.0
Total noninterest income	$4,227	$3,889	$338	8.7

Noninterest Expense

Noninterest expense for the first quarter of 2021 increased $637 thousand compared to the same period in 2020. Due to the continuation of lockdowns from the pandemic, many expense items were held in check, such as business travel, education and community activities. Salary expense increased primarily due to higher mortgage commissions from increased mortgage production and health insurance costs. Data processing increased due to higher usage of mobile banking. FDIC insurance expense increased primarily due to growth of the Bank’s balance sheet. Nonservice pension increased due to pension settlement expenses.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2021	2020	Amount	%
Salaries and benefits	$5,658	$5,535	$123	2.2
Net occupancy	910	830	80	9.6
Marketing and advertising	345	455	(110)	(24.2)
Legal and professional	475	395	80	20.3
Data processing	929	806	123	15.3
Pennsylvania bank shares tax	92	175	(83)	(47.4)
FDIC insurance	202	60	142	(236.7)
ATM/debit card processing	296	264	32	12.1
Telecommunications	129	105	24	22.9
Nonservice pension	205	88	117	133.0
Other	924	815	109	13.4
Total noninterest expense	$10,165	$9,528	$637	6.7

Provision for Income Taxes

For the first quarter of 2021, the Corporation recorded a Federal income tax expense of $876 thousand compared to a tax benefit of $106 thousand for the same quarter in 2020. The effective tax rate for the first quarter of 2021 was 15.4% compared to -6.6% for the first quarter of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income driven by the large change in the provision for loan loss expense quarter-over-quarter. The benefit of tax-exempt income increased only slightly quarter-over-quarter. The federal statutory tax rate is 21% for 2021 and 2020.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $107.6 million at March 31, 2021, an increase of $50.5 million from the prior year-end balance of $57.1 million. Interest-bearing deposits are held primarily at the Federal Reserve ($90.2 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $35.8 million on a cost basis since year-end 2020. The portfolio is comprised primarily municipal securities and U.S. Agency mortgage-backed securities at approximately 56% and 20% of the portfolio fair value, respectively. The average life of the portfolio was 7.18 years.

The AFS securities portfolio had a net unrealized gain of $2.0 million at March 31, 2021 compared to a net unrealized gain of $12.6 million at the prior year-end. The portfolio averaged $408.4 million with a yield of 2.28% for the first three months of 2021. This compares to an average of $196.2 million and a yield of 2.63% for the same period in 2020.

The municipal bond portfolio is well diversified geographically (228 issuers) and is comprised primarily of general obligation bonds (64%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (16%), California (12%), Michigan (10%), and Pennsylvania (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $5.6 million, compared to $701 thousand at December 31, 2020. The municipal bond portfolio had the largest unrealized loss of $4.1 million, 74.4% of the total unrealized loss ($5.6 million). There are one hundred and seven securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised of 5 variable rate bank issued trust preferred securities with a fair value of $4.1 million and 39 fixed rate bank issued subordinated notes with a fair value of $18.1 million. This portfolio has an unrealized loss of $264 thousand on twenty-two securities with a fair value of $12.5 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. None of these issuers have suspended or missed a dividend or interest payment. At March 31, 2021, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the asset-backed securities portfolio decreased $56 thousand from December 31, 2020. FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the U.S. Department of Education. The FFELP bonds are all rated AAA. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $468 thousand of restricted stock at March 31, 2021. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans decreased $4.6 million over year-end 2020, as paydowns exceeded originations in the Bank’s mortgage portfolio. For the first three months of 2021, the Bank originated $29.0 million and sold $34.5 million in mortgages through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($10.8 million), while loans for individuals to construct personal residences totaled $7.8 million at March 31, 2021. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans decreased to $493.5 million from $504.0 million at the end of 2020, as originations did not keep pace with pay-downs. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($71.9 million), office building ($51.9 million), land development ($51.8 million), manufacturing facility ($37.7 million) and shopping centers ($34.9 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 17 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $81.7 million. At March 31, 2021, the Bank had $31.1 million in real estate construction loans funded with an interest reserve and capitalized $140 thousand of interest in 2021 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $2.4 million to $283.7 million at March 31, 2021, compared to $281.3 million at the end of 2020, primarily due to PPP originations. At March 31, 2021, the Bank had approximately $145 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($62.5 million), utilities ($55.0 million), educational services ($18.4 million), real estate rental and leasing ($17.5 million) and manufacturing ($10.3 million). This category also includes $55.9 million of PPP loans that are 100% guaranteed by the SBA.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2021, the outstanding commercial participations accounted for 7.1%, or $70.9 million, of total gross loans compared to 6.8% and $68.7 million at December 31, 2020. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $83.1 million, compared to $84.0 million at December 31, 2020. The commercial loan participations are comprised of $17.1 million of Commercial loans and $53.8 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $1.5 million to $7.1 million at March 31, 2021, compared to $5.6 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$73,991	$77,373	$(3,382)	(4.4)
Commercial first lien	58,018	59,851	(1,833)	(3.1)
Total first liens	132,009	137,224	(5,215)	(3.8)

Consumer junior liens and lines of credit	61,707	60,935	772	1.3
Commercial junior liens and lines of credit	4,244	4,425	(181)	(4.1)
Total junior liens and lines of credit	65,951	65,360	591	0.9
Total residential real estate 1-4 family	197,960	202,584	(4,624)	(2.3)

Residential real estate - construction
Consumer	7,804	6,751	1,053	15.6
Commercial	10,814	9,558	1,256	13.1
Total residential real estate construction	18,618	16,309	2,309	14.2

Commercial real estate	493,544	503,977	(10,433)	(2.1)
Commercial	283,705	281,257	2,448	0.9
Total commercial	777,249	785,234	(7,985)	(1.0)

Consumer	7,106	5,577	1,529	27.4
	1,000,933	1,009,704	(8,771)	(0.9)
Less: Allowance for loan losses	(16,136)	(16,789)	653	(3.9)
Net Loans	$984,797	$992,915	$(8,118)	(0.8)

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$3,455	$5,378
Five-year loans	52,418	46,912
Total Paycheck Protection Program loans	$55,873	$52,290	$3,583	6.9

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $65.8 million at quarter end compared to $66.1 million at December 31, 2020. The composition of the loans in the watch list as of March 31, 2021 is essentially unchanged from the prior year-end. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $8.8 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2021, the Bank had loans of $21.8 million (2.2% of gross loans) that exceeded the supervisory limit, compared to 2.3% at year-end 2020. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days totaled $57.0 million at quarter end compared to $53.2 million at December 31, 2020.

Loan quality, as measured by nonperforming loans is nearly unchanged during the first quarter of 2021 with $8.8 million of nonperforming loans and a nonperforming loan ratio of .88%

The following table presents a summary of nonperforming assets as of:

	March 31,	December 31,
(Dollars in thousands)	2021	2020

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$41
Junior liens and lines of credit	9	10
Total	50	51
Residential real estate - construction	511	512
Commercial real estate	8,167	8,033
Commercial	107	108
Total nonaccrual loans	8,835	8,704

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	—	26
Junior liens and lines of credit	—	—
Total	—	26
Commercial real estate	—	—
Consumer	1	12
Total loans past due 90 days or more and still accruing	1	38

Total nonperforming loans	8,836	8,742

Other real estate owned	—	—
Total nonperforming assets	$8,836	$8,742

Nonperforming loans to total gross loans	0.88%	0.87%
Nonperforming assets to total assets	0.55%	0.57%
Allowance for loan losses to nonperforming loans	182.62%	192.05%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 79% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,245	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,820
Credit 2	5,741	228	Sep-20	N	1st and 2nd liens on commercial real estate (hotel) and all related business assets	PA	$5,474
	$6,986	$228

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

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Loans may be modified under Section 4013 until the earlier of January 1, 2022 or the 60th day after the end of the COVID-19 national emergency declared by the President. Consequently, loan delinquencies and nonaccrual loans could continue to increase during the remainder of 2021 if modified loans are not able to return to a performing status.

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $17.1 million compared to $17.3 million at year-end 2020.

Loan Deferrals. As the economy quickly contracted in 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. Under guidance provided by the CARES Act and a joint regulatory agency statement issued by banking agencies, banks could, under certain circumstances, avoid reporting loan modifications as delinquent, nonperforming or as a trouble debt restructuring. As of March 31, 2021, the Bank has granted approximately $68 million in loan deferrals or modifications (approximately 7% of gross loans), unchanged from year-end 2020, but down significantly from 19% of gross loans at June 30, 2020. These modifications include the deferral of principal and interest payments, deferral of interest payments for interest only lines of credit or providing for an interest only payment. Any interest that is deferred is due and payable at the end of the deferral period. Principal that is deferred will be added to the end of the loan as an extension of the maturity date or as a balloon payment, depending on the loan structure. The Bank will continue to accrue interest during the deferral period. The majority of deferrals were for an initial period of 3 months with the potential for additional deferrals after review. If a borrower requested an additional deferral, the Bank required a review of updated financial reports and forecast prior to granting it.

The following tables show loan deferrals made as of March 31, 2021 by North American Industry Classification System (NAICS) code and type of collateral.

				Percent of	Collateral
(Dollars in thousands)	Number of		Percent of	Risk-based	Real Estate	Non-Real Estate
Industry Description	Loans	Balance	Gross Loans	Capital (1)	secured	secured
Hotels	19	$45,597	5%	34%	$45,591	$6
Arts, Entertainment, and Recreation	2	13,613	1%	10%	13,613	—
Real Estate, Rental & Leasing	2	7,122	< 1%	5%	7,122	—
Food Service	1	871	< 1%	1%	871	—
Other Services (except Public Administration)	2	926	< 1%	< 1%	926	—
Total	26	$68,129	7%	50%	$68,123	$6
(1) Based on Bank's Risk-based Capital

The following tables show the type of modifications by industry as of March 31, 2021, and the same sectors one quarter earlier at December 31, 2020.

March 31, 2021	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$39,417	$—	$6,180	$45,597
Arts, Entertainment & Recreation	13,613	—	—	13,613
Real Estate, Rental & Leasing	2,403	4,719	—	7,122
Food Service	—	871	—	871
Other Services	—	—	926	926
Total	$55,433	$5,590	$7,106	$68,129

December 31, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$40,304	$—	$6,183	$46,487
Arts, Entertainment & Recreation	13,613	—	462	14,075
Real Estate, Rental & Leasing	—	4,718	—	4,718
Food Service	—	882	724	1,606
Other Services	—	—	671	671
Total	$53,917	$5,600	$8,040	$67,557

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future.

Industry Exposure. The Bank believes its greatest risk exposure to modified loans is in the hotel sector. The following table presents additional information on the modified hotel loans.

March 31, 2021
(Dollars in thousands, except average daily rate)

Modified Balance	$45,597
Loans with principal payment deferred, paying interest	$39,417
Loans with deferred principal and interest	$6,180
Expected modification expiration
1-3 months	$38,755
4-6 months	$6,842
Number of Loans Modified	19
Average Balance	$2,400
Average Loan-to-Value	59%
Risk Rated: 5 - Pass	$1,623
Risk Rated: 6 - Other Asset Especially Mentioned	$30,191
Risk Rated: 7 - Substandard	$13,783
March 2021 Daily Occupancy*	45%
March 2020 Daily Occupancy*	35%
March 2021 Average Daily Rate*	$66
March 2020 Average Daily Rate*	$67
Hotel Flags	12

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

The SBA paid originating banks a processing fee ranging from 1% to 5% of the loan, depending on the loan balance for round 1 of PPP funding. The SBA will pay processing fees to originating banks for round 2 of PPP funding at levels similar to those paid in round 1. The Bank will recognize these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At March 31, 2021, the Bank had $1.9 million of PPP fees remaining to be recognized.

At March 31, 2021 the Bank held $55.9 million in PPP loans, $52.4 million with a 5-year maturity $3.5 million with a 2-year maturity. The Bank began accepting round 2 PPP applications in January 2021.

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

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses. The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2021 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $262 thousand at March 31, 2021 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $228 thousand specific reserve established for one impaired loan at March 31, 2021 unchanged from year-end 2020.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, are excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $3.7 million compared to $3.6 million at year-end 2020.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high and very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. During 2020, as a result of the negative effects of the pandemic on the economy, the Bank increased the basis point risk factor for certain qualitative components. In addition, the Bank carved out the portfolio of modified loans for a qualitative assessment separate from the overall commercial loan portfolio. This allowed for assignment of an increased qualitative risk score on this portfolio. As of March 31, several qualitative factors were reduced reflecting a lower risk of loss in the loan portfolio. This is the second consecutive quarter of a reduction in certain qualitative factors and the qualitative allowance declined to $11.5 million at March 31, 2021 down from $12.1 million at year-end 2020 and from a high of $12.6 million at September 30, 2020. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $789 thousand at March 31, 2021.

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

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of March 31, 2021.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	—	(13)	(5)	(18)	—	(36)
Recoveries	—	169	—	—	7	7	—	183
Provision	(108)	(184)	24	(365)	(208)	27	14	(800)
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136

ALL at December 31, 2019	$416	$119	$186	$6,607	$4,022	$84	$532	$11,966
Charge-offs	-	—	—	—	(220)	(30)	—	(250)
Recoveries	3	—	—	—	5	6	—	14
Provision	144	59	82	1,660	889	38	128	3,000
ALL at March 31, 2020	$563	$178	$268	$8,267	$4,696	$98	$660	$14,730

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
March 31, 2021
Loans evaluated for ALL:
Individually	$631	$—	$511	$16,000	$—	$—	$—	$17,142
Collectively	131,378	65,951	18,107	477,544	283,705	7,106	—	983,791
Total	$132,009	$65,951	$18,618	$493,544	$283,705	$7,106	$—	$1,000,933

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	447	211	318	8,557	5,473	113	789	15,908
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the ALL and charge-off ratios for the periods ended:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Net charge-offs (recoveries)/average loans*	-0.06%	-0.02%	0.10%
Net loan charge-offs (recoveries) as a percentage of the provision for loan losses	-18.38%	-4.28%	7.87%
Allowance for loan losses as a % of loans	1.61%	1.66%	1.57%
Net (recoveries) charge-offs	$(147)	$(198)	$236
* Annualized

Deposits:

Total deposits increased $66.5 million during the first three months of 2021 to $1.421 billion. Noninterest-bearing deposits increased $31.0 million (primarily in small business and retail checking deposits) and interest-bearing checking and savings deposits increased $38.3 million, while time deposits decreased $2.8 million. Interest-bearing checking increased by $19.5 million in retail and commercial deposits, while the Bank’s Money Management increased $18.0 million. Based on current information known to Management, the increases seem to stem from government stimulus payments to consumers, businesses and municipalities, lower spending as economic activity slowed during the pandemic and a sense of security offered by bank deposits in uncertain economic times. The decrease in time deposits is primarily in retail accounts.

As of March 31, 2021, the Bank had $187.0 million placed in the IntraFi Network deposit program ($135.8 million in interest-bearing checking and $51.2 million in money management) and $4.4 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2021, the Bank’s reciprocal deposits were 13.2% of total liabilities compared to 12.9% at year-end 2020.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest-bearing checking	$290,015	$259,060	$30,955	11.9

Interest-bearing checking	428,679	409,178	19,501	4.8
Money management	519,035	501,017	18,018	3.6
Savings	109,964	109,153	811	0.7
Total interest-bearing checking and savings	1,057,678	1,019,348	38,330	3.8

Time deposits	73,349	76,165	(2,816)	(3.7)
Total deposits	$1,421,042	$1,354,573	$66,469	4.9

Overdrawn deposit accounts reclassified as loans	$90	$86

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

Shareholders’ Equity:

Total shareholders’ equity decreased $4.5 million to $140.7 million at March 31, 2021, from $145.2 million at the end of 2020, due primarily to a decrease of $8.4 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the quarter. The Corporation’s net earnings of $4.8 million were partially offset by the cash dividend of $1.3 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $100 thousand in new capital from optional cash contributions and $225 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 27.29% for the first three months of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2021, the Corporation paid a $0.30 per share dividend, compared to $0.30 paid in the fourth quarter of 2020. On April 8, 2021 the Board of Directors declared a $0.31 per share regular quarterly dividend for the second quarter of 2021, which will be paid on May 26, 2021.

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 18, 2021. No shares were repurchased during the first quarter of 2021. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2021 was 7.89% compared to the 2020 regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2021, the Bank was “well capitalized”.

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.80%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.63%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.80%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.63%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.18%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	15.89%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.76%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.65%	8.54%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 5.7% in Cumberland County to 10.5% in Huntingdon County, as of the end of February. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

As of March 31, 2021, COVID-19 cases have been declining, vaccinations have increased, and lockdowns and restrictions have eased. With these, it appears the economy is set to begin a recovery, but the extent of any such recovery is still uncertain.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $302.2 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at March 31, 2021.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$366,092	$—	$366,092
Federal Reserve Bank Discount Window	23,920	—	23,920
Correspondent Banks	21,000	—	21,000
Paycheck Protection Program Liquidity Facility	55,873	—	55,873
Total	$466,885	$—	$466,885

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

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $382.5 million and $380.3 million, respectively, at March 31, 2021 and December 31, 2020. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. At March 31, 2021, this reserve was $2.1 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2021. For more information on market risk refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2021. For more information, refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 18, 2021. No shares were repurchased during the first quarter of 2021. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorities.

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

Franklin Financial Services Corporation

May 10, 2021	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

May 10, 2021	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)