Form 10-Q
period 2021-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2021-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 4,419,642 outstanding shares of the Registrant’s common stock as of July 31, 2021.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$16,499	$17,059
Short-term interest-bearing deposits in other banks	81,632	40,087
Total cash and cash equivalents	98,131	57,146
Long-term interest-bearing deposits in other banks	10,492	12,741
Debt securities available for sale, at fair value	512,247	396,940
Equity securities	482	391
Restricted stock	495	468
Loans held for sale	5,537	9,446
Loans	999,035	1,009,704
Allowance for loan losses	(15,055)	(16,789)
Net Loans	983,980	992,915
Premises and equipment, net	11,183	13,105
Right of use asset	5,023	5,272
Bank owned life insurance	22,515	22,288
Goodwill	9,016	9,016
Deferred tax asset, net	6,231	2,401
Other assets	12,976	12,909
Total assets	$1,678,308	$1,535,038

Liabilities
Deposits
Noninterest-bearing checking	$293,350	$259,060
Money management, savings, and interest checking	1,128,041	1,019,348
Time	69,817	76,165
Total deposits	1,491,208	1,354,573
Subordinate notes	19,571	19,555
Lease liability	5,105	5,332
Other liabilities	11,268	10,402
Total liabilities	1,527,152	1,389,862

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,872 shares issued and 4,425,092 shares outstanding at June 30, 2021 and
4,710,872 shares issued and 4,389,355 shares outstanding at December 31, 2020	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,774	42,589
Retained earnings	109,930	102,520
Accumulated other comprehensive income	844	3,190
Treasury stock, 285,780 shares at June 30, 2021 and 321,517 shares at
December 31, 2020, at cost	(7,103)	(7,834)
Total shareholders' equity	151,156	145,176
Total liabilities and shareholders' equity	$1,678,308	$1,535,038

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$9,188	$9,680	$18,569	$19,848
Interest and dividends on investments:
Taxable interest	1,755	1,048	3,377	2,110
Tax exempt interest	530	352	1,062	524
Dividend income	12	3	15	9
Interesting-bearing deposits in other banks	58	82	112	340
Total interest income	11,543	11,165	23,135	22,831
Interest expense
Deposits	457	833	943	2,246
Subordinate notes	263	—	525	—
Total interest expense	720	833	1,468	2,246
Net interest income	10,823	10,332	21,667	20,585
(Recovery of) provision for loan losses	(1,100)	1,975	(1,900)	4,975
Net interest income after provision for loan losses	11,923	8,357	23,567	15,610
Noninterest income
Investment and trust services fees	1,905	1,590	3,542	3,035
Loan service charges	227	274	423	414
Gain on sale of loans	555	228	1,337	372
Deposit service charges and fees	470	397	938	962
Other service charges and fees	420	336	816	683
Debit card income	576	438	1,093	857
Increase in cash surrender value of Bank owned life insurance	112	112	227	236
Bank owned life insurance gain	—	—	—	812
Gains (losses) on sales of debt securities	91	—	91	(10)
Change in fair value of equity securities	38	27	91	(100)
Other	95	10	158	40
Total noninterest income	4,489	3,412	8,716	7,301
Noninterest Expense
Salaries and employee benefits	6,245	5,382	11,903	10,916
Net occupancy	856	865	1,766	1,695
Marketing and advertising	396	464	740	919
Legal and professional	498	430	973	825
Data processing	888	834	1,817	1,641
Pennsylvania bank shares tax	308	263	400	438
FDIC Insurance	179	88	382	148
ATM/debit card processing	329	279	625	543
Telecommunications	83	108	213	213
Nonservice pension	189	88	395	176
Other	140	843	1,063	1,659
Total noninterest expense	10,111	9,644	20,277	19,173
Income before federal income taxes	6,301	2,125	12,006	3,738
Federal income tax expense (benefit)	1,030	(942)	1,905	(1,048)
Net income	$5,271	$3,067	$10,101	$4,786
Per share
Basic earnings per share	$1.19	$0.71	$2.29	$1.10
Diluted earnings per share	$1.19	$0.71	$2.28	$1.10

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2021	2020	2021	2020
Net Income	$5,271	$3,067	$10,101	$4,786

Debt Securities:
Unrealized gains (losses) gains arising during the period	7,699	4,602	(2,878)	6,650
Reclassification adjustment for (gains) losses included in net income (1)	(91)	—	(91)	10
Net unrealized gains (losses)	7,608	4,602	(2,969)	6,660
Tax effect	(1,598)	(967)	623	(1,399)
Net of tax amount	6,010	3,635	(2,346)	5,261

Total other comprehensive income (loss)	6,010	3,635	(2,346)	5,261

Total Comprehensive Income	$11,281	$6,702	$7,755	$10,047

(1) Reclassified to net gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2021 and 2020

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2021	4,407,583	$4,711	$42,513	$106,032	$(5,166)	$(7,391)	$140,699
Net income		—	—	5,271	—	—	5,271
Other comprehensive income		—	—	—	6,010	—	6,010
Cash dividends declared, $0.31 per share		—	—	(1,373)	—	—	(1,373)
Acquisition of treasury stock	(23,155)	—	—	—	—	(706)	(706)
Treasury shares issued under dividend reinvestment plan	36,327	—	212	—	—	887	1,099
Stock Compensation Plans:
Treasury shares issued	4,337	—	(18)	—	—	107	89
Compensation expense		—	67	—	—	—	67
Balance at June 30, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156

Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	10,101	—	—	10,101
Other comprehensive income		—	—	—	(2,346)	—	(2,346)
Cash dividends declared, $0.61 per share		—	—	(2,691)	—	—	(2,691)
Acquisition of treasury stock	(23,629)	—	—	—	—	(719)	(719)
Treasury shares issued under dividend reinvestment plan	48,009	—	252	—	—	1,172	1,424
Stock Compensation Plans:
Treasury shares issued	11,357	—	(182)	—	—	278	96
Compensation expense		—	115	—	—	—	115
Balance at June 30, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156

Balance at April 1, 2020	4,337,520	$4,711	$42,390	$95,359	$(4,360)	$(9,095)	$129,005
Net income		—	—	3,067	—	—	3,067
Other comprehensive income		—	—	—	3,635	—	3,635
Cash dividends declared, $0.30 per share		—	—	(1,302)	—	—	(1,302)
Treasury shares issued under dividend reinvestment plan	14,964	—	16	—	—	364	380
Stock Compensation Plans:
Compensation expense		—	55	—	—	—	55
Balance at June 30, 2020	4,352,484	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840

Balance at January 1, 2020	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income		—	—	4,786	—	—	4,786
Other comprehensive income		—	—	—	5,261	—	5,261
Cash dividends declared, $0.60 per share		—	—	(2,608)	—	—	(2,608)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan	35,088	—	91	—	—	849	940
Stock Compensation Plans:
Treasury shares issued	71	—	1	—	—	2	3
Common shares issued	973	1	15	—	—	—	16
Compensation expense		—	86	—	—	—	86
Balance at June 30, 2020	4,352,484	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$10,101	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	663
Net amortization of loans and investment securities	497	867
Amortization of subordinate debt issuance costs	526	—
(Recovery of) provision for loan losses	(1,900)	4,975
(Increase) decrease in fair value of equity securities	(91)	100
Debt securities (gains) losses, net	(91)	10
Loans originated for sale	(57,028)	(28,817)
Proceeds from sale of loans	62,274	25,974
Gain on sale of loans	(1,337)	(372)
Increase in cash surrender value of bank owned life insurance	(227)	(236)
Decrease (increase) in fair value of derivative	16	(36)
Gains from surrender of life insurance policies	—	(812)
Income tax benefit of statutory treatment of net operating loss carryback	—	(1,112)
Stock option compensation	115	86
Increase in other assets	(2,231)	(2,459)
Increase (decrease) in other liabilities	816	(1,045)
Net cash provided by operating activities	12,087	2,572
Cash flows from investing activities
Net decrease (increase) in long-term interest-bearing deposits in other banks	2,249	(5,239)
Proceeds from sales and calls of investment securities available for sale	16,060	165
Proceeds from maturities and pay-downs of securities available for sale	17,744	21,049
Purchase of investment securities available for sale	(153,392)	(114,107)
Net increase in restricted stock	(27)	(3)
Net decrease (increase) in loans	11,741	(78,056)
Proceeds from surrender of bank owned life insurance policy	—	3,623
Capital expenditures	(222)	(373)
Net cash used in investing activities	(105,847)	(172,941)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	142,983	157,599
Net decrease in time deposits	(6,348)	(9,638)
Dividends paid	(2,691)	(2,608)
Purchase of Treasury shares	(719)	(1,172)
Cash received from option exercises	96	19
Treasury shares issued under dividend reinvestment plan	1,424	940
Net cash provided by financing activities	134,745	145,140
Increase (decrease) in cash and cash equivalents	40,985	(25,229)
Cash and cash equivalents at the beginning of the period	57,146	83,828
Cash and cash equivalents at the end of the period	$98,131	$58,599
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,554	$2,424
Income taxes	$1,458	$567
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$105

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2021, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2020 Annual Report on Form 10-K. The consolidated results of operations for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Weighted average shares outstanding (basic)	4,425	4,345	4,411	4,346
Impact of common stock equivalents	19	5	21	8
Weighted average shares outstanding (diluted)	4,444	4,350	4,432	4,354
Anti-dilutive options excluded from calculation	30	80	61	80
Net income	$5,271	$3,067	$10,101	$4,786
Basic earnings per share	$1.19	$0.71	$2.29	$1.10
Diluted earnings per share	$1.19	$0.71	$2.28	$1.10

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

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption of ASU 2016-13.

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020

Net unrealized gains on debt securities	$9,602	$12,571
Tax effect	(2,017)	(2,640)
Net of tax amount	$7,585	$9,931

Accumulated pension adjustment	$(8,533)	$(8,533)
Tax effect	1,792	1,792
Net of tax amount	$(6,741)	$(6,741)

Total accumulated other comprehensive income	$844	$3,190

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2021	cost	gains	losses	value
U.S. Government and Agency securities	$79,377	$358	$(17)	$79,718
Municipal securities	219,690	8,724	(1,146)	227,268
Corporate securities	24,275	295	(159)	24,411
Agency mortgage-backed securities	115,849	1,694	(420)	117,123
Private-label mortgage-backed securities	20,087	35	(60)	20,062
Asset-backed securities	43,367	381	(83)	43,665
	$502,645	$11,487	$(1,885)	$512,247

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$12,594	$20	$(40)	$12,574
Municipal securities	236,253	11,020	(219)	247,054
Corporate securities	20,421	22	(155)	20,288
Agency mortgage-backed securities	70,443	1,905	(107)	72,241
Private-label mortgage-backed securities	8,412	56	(15)	8,453
Asset-backed securities	36,246	249	(165)	36,330
	$384,369	$13,272	$(701)	$396,940

At June 30, 2021 and December 31, 2020, the fair value of debt securities pledged to secure public funds and trust deposits totaled $137.4 million in both periods. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,804	$2,829
Due after one year through five years	22,439	23,044
Due after five years through ten years	248,520	256,445
Due after ten years	49,579	49,079
	323,342	331,397
Mortgage-backed and asset-backed securities	179,303	180,850
	$502,645	$512,247

The composition of the net realized gains (losses) on debt securities for the three months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds	$16,060	$—	$16,060	$165
Gross gains realized	169	—	169	—
Gross losses realized	(78)	—	(78)	(10)
Net gains (losses) realized	$91	$—	$91	$(10)

Tax (provision) benefit on net gains (losses) realized	$(19)	$—	$(19)	$2

Impairment:

The debt securities portfolio contained 136 securities with $128.9 million of temporarily impaired fair value and $1.9 million in unrealized losses at June 30, 2021. The total unrealized loss position has increased $1.2 million since year-end 2020.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at June 30, 2021, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$—	$—	—	$5,870	$(17)	7	$5,870	$(17)	7
Municipal securities	45,357	(1,135)	47	1,040	(11)	1	46,397	(1,146)	48
Corporate securities	8,413	(87)	17	2,830	(72)	3	11,243	(159)	20
Agency mortgage-backed securities	44,250	(415)	37	1,403	(5)	3	45,653	(420)	40
Private-label mortgage-backed securities	8,239	(60)	6	—	—	—	8,239	(60)	6
Asset-backed securities	4,518	(27)	5	6,983	(56)	10	11,501	(83)	15
Total temporarily impaired securities	$110,777	$(1,724)	112	$18,126	$(161)	24	$128,903	$(1,885)	136

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal securities	27,022	(219)	28	—	—	—	27,022	(219)	28
Corporate securities	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed securities	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Private-label mortgage-backed securities	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed securities	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired securities	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Six Months Ended
(Dollars in thousands)	June 30,
	2021	2020
Balance of cumulative credit-related OTTI at January 1	$272	$272
Decreases for previously recognized credit losses on securities that paid off	(15)	—
Balance of credit-related OTTI at June 30	$257	$272

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At June 30, 2021 and December 31, 2020, this investment was reported at fair value of $482 thousand and $391 thousand, respectively, with changes in value reported through income.

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

This class also includes loans made as part of the Paycheck Protection Program (PPP). The PPP is a small business loan program, administered by the Small Business Administration (SBA), designed to assist in allowing small businesses keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two years or five years with a fixed interest rate of 1% for the life of the loan. Because the PPP loans are 100% guaranteed by the SBA, they present no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary. However, if the SBA does not grant loan forgiveness, the PPP loan would present the same risk factors as any other commercial loan. The PPP loan is only designed to cover short-term operating needs of the borrower. If the economy does not recover quickly from the pandemic and the borrower experiences long-term operational problems beyond the PPP funding, the performance of other loans to these customers could begin to deteriorate.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Residential Real Estate 1-4 Family
Consumer first liens	$76,577	$77,373
Commercial first lien	58,460	59,851
Total first liens	135,037	137,224

Consumer junior liens and lines of credit	63,303	60,935
Commercial junior liens and lines of credit	4,910	4,425
Total junior liens and lines of credit	68,213	65,360
Total residential real estate 1-4 family	203,250	202,584

Residential real estate - construction
Consumer	8,242	6,751
Commercial	11,962	9,558
Total residential real estate construction	20,204	16,309

Commercial real estate	495,407	503,977
Commercial	273,146	281,257
Total commercial	768,553	785,234

Consumer	7,028	5,577
	999,035	1,009,704
Less: Allowance for loan losses	(15,055)	(16,789)
Net Loans	$983,980	$992,915

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$(229)	$8

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$2,154	$5,378
Five-year loans	51,419	46,912
Total Paycheck Protection Program loans	$53,573	$52,290

Net unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$(45)	$(165)
Five-year loans	(1,889)	(1,178)
Total net unamortized deferred PPP loan fees	$(1,934)	$(1,343)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$707,061	$840,850
Federal Reserve Bank	45,358	50,605
	$752,419	$891,455

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136
Charge-offs	—	—	(28)	—	(3)	(18)	—	(49)
Recoveries	—	1	—	1	54	12	—	68
Provision	12	8	59	(908)	(215)	(5)	(51)	(1,100)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(8)	(36)	—	(85)
Recoveries	—	170	—	1	61	19	—	251
Provision	(96)	(176)	83	(1,273)	(423)	22	(37)	(1,900)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

ALL at March 31, 2020	$563	$178	$269	$8,249	$4,713	$98	$660	$14,730
Charge-offs	-	—	—	—	(145)	(29)	—	(174)
Recoveries	1	—	—	—	19	4	—	24
Provision	16	19	(27)	588	1,258	32	89	1,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	-	—	—	—	(365)	(59)	—	(424)
Recoveries	4	—	—	—	24	10	—	38
Provision	160	78	55	2,230	2,165	70	217	4,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
June 30, 2021
Loans evaluated for ALL:
Individually	$666	$—	$430	$15,891	$—	$—	$—	$16,987
Collectively	134,371	68,213	19,774	479,516	273,146	7,028	—	982,048
Total	$135,037	$68,213	$20,204	$495,407	$273,146	$7,028	$—	$999,035

ALL established for loans evaluated:
Individually	$—	$—	$—	$322	$—	$—	$—	$322
Collectively	459	220	349	7,556	5,309	102	738	14,733
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The following table shows additional information about those loans considered to be impaired as of the periods shown:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2021	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$666	$666	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	666	666	—	—	—
Residential real estate - construction	430	729	—	—	—
Commercial real estate	10,095	10,861	5,796	5,796	322
Commercial	—	—	—	—	—
Total	$11,191	$12,256	$5,796	$5,796	$322

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$637	$637	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	637	637	—	—	—
Residential real estate - construction	512	729	—	—	—
Commercial real estate	10,402	11,107	5,702	5,702	228
Commercial	—	—	—	—	—
Total	$11,551	$12,473	$5,702	$5,702	$228

The following table shows the average of impaired loans and related interest income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$669	$7	$652	$15
Junior liens and lines of credit	—	—	—	—
Total	669	7	652	15
Residential real estate - construction	510	—	511	—
Commercial real estate	15,946	97	15,995	188
Commercial	—	—	—	—
Total	$17,125	$104	$17,158	$203

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$651	$8	$653	$19
Junior liens and lines of credit	—	—	—	—
Total	651	8	653	19
Residential real estate - construction	520	—	521	—
Commercial real estate	11,179	93	11,039	187
Commercial	—	—	—	—
Total	$12,350	$101	$12,213	$206

At June 30, 2021, the Bank had $38.0 thousand of residential properties in the process of foreclosure compared to $68.0 thousand at the end of 2020. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2021
Residential Real Estate 1-4 Family
First liens	$134,753	$223	$20	$—	$243	$41	$135,037
Junior liens and lines of credit	67,927	212	—	74	286	—	68,213
Total	202,680	435	20	74	529	41	203,250
Residential real estate - construction	19,774	—	—	—	—	430	20,204
Commercial real estate	486,529	706	—	—	706	8,172	495,407
Commercial	272,762	279	—	—	279	105	273,146
Consumer	6,997	29	2	—	31	—	7,028
Total	$988,742	$1,449	$22	$74	$1,545	$8,748	$999,035

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,056	$43	$58	$26	$127	$41	$137,224
Junior liens and lines of credit	65,212	115	23	—	138	10	65,360
Total	202,268	158	81	26	265	51	202,584
Residential real estate - construction	15,797	—	—	—	—	512	16,309
Commercial real estate	495,609	74	261	—	335	8,033	503,977
Commercial	280,930	219	—	—	219	108	281,257
Consumer	5,525	38	2	12	52	—	5,577
Total	$1,000,129	$489	$344	$38	$871	$8,704	$1,009,704

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2021
Residential Real Estate 1-4 Family
First liens	$134,996	$—	$41	$—	$135,037
Junior liens and lines of credit	68,139	—	74	—	68,213
Total	203,135	—	115	—	203,250
Residential real estate - construction	19,774	—	430	—	20,204
Commercial real estate	438,804	38,138	18,465	—	495,407
Commercial	263,802	9,066	278	—	273,146
Consumer	7,028	—	—	—	7,028
Total	$932,543	$47,204	$19,288	$—	$999,035

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,156	$—	$68	$—	$137,224
Junior liens and lines of credit	65,350	—	10	—	65,360
Total	202,506	—	78	—	202,584
Residential real estate - construction	15,797	—	512	—	16,309
Commercial real estate	449,478	35,947	18,552	—	503,977
Commercial	270,272	10,698	287	—	281,257
Consumer	5,565	—	12	—	5,577
Total	$943,618	$46,645	$19,441	$—	$1,009,704

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2021
Residential real estate - construction	1	$430	$—	$430	—	$—
Residential real estate	5	666	625	41	—	—
Commercial real estate - owner occupied	4	1,199	849	350	—	—
Commercial real estate - farm land	6	2,173	2,173	—	—	—
Commercial real estate - construction and land development	2	5,947	5,703	244	—	—
Commercial real estate	2	314	113	201	—	—
Total	20	$10,729	$9,463	$1,266	—	$—

December 31, 2020
Residential real estate - construction	1	$434	$434	$—	—	$—
Residential real estate	4	637	637	—	—	—
Commercial real estate - owner occupied	4	1,224	1,224	—	—	—
Commercial real estate - farm land	6	2,257	2,257	—	—	—
Commercial real estate - construction and land development	2	6,129	6,129	—	—	—
Commercial real estate	2	330	122	208	—	—
Total	19	$11,011	$10,803	$208	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2021, concession granted and the recorded investment as of June 30, 2021:

	New During Period
Six Months Ended	Number of	Pre-TDR	After-TDR	Recorded
June 30, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$41	$41	multiple

The following table reports new TDR loans during 2020, concession granted and the recorded investment as of June 30, 2021:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$653	multiple
Commercial real estate - owner occupied	2	426	426	423	maturity
	3	$1,076	$1,076	$1,076

Loans that have been modified on a good-faith basis in response to COVID-19 to borrowers who were classified as current prior to any relief are not TDRs as outlined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act. Such short-term modifications (e.g., six months) may include payment deferrals, fee waivers, extension of payment terms or other delays in payment that are insignificant. Loans may be modified under Section 4013 until the earlier of January 1, 2022 or the 60th day after the end of the COVID-19 national emergency declared by the President. As of June 30, 2021, the Bank has still outstanding $13.3 million of loans deferred or modified (approximately 1% of gross loans) that have not yet returned to their original terms.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$174	$159	$348	$317
Short-term lease cost	—	1	—	3
Variable lease cost	25	14	49	28
Total lease cost	$199	$174	$397	$348

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$326	$304

Weighted-average remaining lease term (years)	11.3	12.7
Weighted-average discount rate	3.35%	3.54%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2021 are as follows:

(Dollars in thousands)

2021	$331
2022	640
2023	650
2024	628
2025	588
2026 and beyond	3,396
Undiscounted cash flow	6,233
Imputed Interest	(1,128)
Total lease liability	$5,105

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2021 and December 31, 2020.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	June 30, 2021			December 31, 2020
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,745	Other Liabilities	$24	$6,836	Other Liabilities	$40
Total derivatives not designated as hedging instruments			$24			$40

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Six Months Ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Other Contracts	Other income	$(7)	$-	$16	$(36)

As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of net periodic cost:
Service cost	$107	$83	$205	$166
Interest cost	96	131	183	262
Expected return on plan assets	(280)	(269)	(554)	(539)
Settlement expense	90	—	198	—
Recognized net actuarial loss	283	226	568	452
Total pension expense	$296	$171	$600	$341

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the second quarter of 2021. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Fair Value at June 30, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$482	$—	$—	$482

Available for sale:
U.S. Government and Agency securities	69,074	10,644	—	79,718
Municipal securities	—	227,268	—	227,268
Corporate securities	—	24,411	—	24,411
Agency mortgage-backed securities	—	117,123	—	117,123
Private-label mortgage-backed securities	—	20,062	—	20,062
Asset-backed securities	—	43,665	—	43,665
Total assets	$69,556	$443,173	$—	$512,729

(Dollars in thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$391	$—	$—	$391

Available for sale:
U.S. Government and Agency securities	—	12,574	—	12,574
Municipal securities	—	247,054	—	247,054
Corporate securities	—	20,288	—	20,288
Agency mortgage-backed securities	—	72,241	—	72,241
Private-label mortgage-backed securities	—	8,453	—	8,453
Asset-backed securities	—	36,330	—	36,330
Total assets	$391	$396,940	$—	$397,331

The fair value of derivative liabilities measured at fair value at June 30, 2021 and December 31, 2020 was $24 thousand and $40 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$5,474	$5,474
Total assets	$—	$—	$5,474	$5,474

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$5,474	$5,474
Total assets	$—	$—	$5,474	$5,474

(1)Includes assets that may have been charged-down to fair value during the reporting period or may have a specific reserve established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2021. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2021.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

(Dollars in thousands)				Range
June 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$5,474	Appraisal	Appraisal Adjustment on	0%-100% (66%)
			Non-real estate assets

			Cost to sell	8%

				Range
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$5,474	Appraisal	Appraisal Adjustment	0% - 100% (66%)

			Cost to sell	8%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$98,131	$98,131	$98,131		$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492		—	—
Loans held for sale	5,537	5,598	—		5,598	—
Net loans	983,980	1,007,488	—		—	1,007,488
Accrued interest receivable	6,059	6,059	—		—	6,059

Financial liabilities:
Deposits	$1,491,208	$1,535,180	$—		$1,535,180	$—
Subordinate notes	19,571	20,215	—		20,215	—
Accrued interest payable	94	94	—		94	—

	December 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$57,146	$57,146	$57,146		$—	$—
Long-term interest-bearing deposits in other banks	12,741	12,741	12,741		—	—
Loans held for sale	9,446	9,446	—	9,446	9,446	—
Net loans	992,915	990,867	—		—	990,867
Accrued interest receivable	6,410	6,410	—		—	6,410

Financial liabilities:
Deposits	$1,354,573	$1,355,086	$—		$1,355,086	$—
Subordinate notes	19,555	19,750	—		19,750	—
Accrued interest payable	180	180	—		180	—

Note 12. Subordinated Notes

At June 30, 2021, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $428.8 thousand at June 30, 2021, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through

September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2021 was 8.28% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2021, the Bank was “well capitalized”.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBO and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filing. The Bank met the criteria of a QCBO but did not opt-in to the CBLR.

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.16%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	15.02%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.16%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	15.02%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.52%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	16.28%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.46%	8.54%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.8 million for the second quarter of 2021, compared to $1.5 million in the second quarter of 2020 and $3.3 million for the first half of 2021, compared to $2.8 million for the first half of 2020.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $99 thousand for the second quarter of 2021, compared to $40 thousand in the second quarter of 2020 and $183 thousand for the first half of 2021, compared to $73 thousand for the first half of 2020.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $48 thousand for the second quarter of 2021, compared to $49 thousand for the second quarter of 2020 and $85 thousand for the first half of 2021, compared to $123 thousand for the first half of 2020.

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$304,178	$280,939
Consumer commitments to extend credit (secured)	80,545	71,761
Consumer commitments to extend credit (unsecured)	5,446	5,224
	$390,169	$357,924
Standby letters of credit	$23,123	$22,334

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At June 30, 2021, this reserve was $1.5 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at June 30, 2021 and December 31, 2020.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2021, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Subsequent Event

On July 23, 2021, the Bank completed the acquisition of a property to house its corporate headquarters and operation center and completed the sale of its current headquarters and operations center. This transaction was first announced in a press release filed on Form 8-K on August 15, 2019. The Bank will lease back its current headquarters and operation center until renovations on the new property are completed in 2022. The Bank is expected to recognize a pre-tax gain on the sale of its property of approximately $1.8 million, and the property was reported at its cost basis of $1.5 million in Other Assets on the Consolidated Balance Sheet as of June 30, 2021.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2021 and 2020

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $5.3 million ($1.19 per diluted share) for the second quarter of 2021 compared to $3.1 million ($.71 per diluted share) for the same period in 2020, and $4.8 million ($1.09 per diluted share) for the first quarter of 2021. Net income for year-to-date 2021 was $10.1 million ($2.28 per diluted share) compared to $4.8 million ($1.10 per diluted share) for the same six-month period in 2020.

A summary of operating results for the second quarter of 2021 and year-to-date 2021 are as follows:

•Net interest income was $10.8 million, inclusive of $746 thousand of interest and fees from Paycheck Protection Program (PPP) loans, for the second quarter of 2021 compared to $10.8 million (including $884 thousand of PPP interest and fees) for the first quarter of 2021 and $10.3 million for the second quarter of 2020. Year-to-date, net interest income was $21.7 million (including $1.6 million of PPP interest and fees) compared to $20.6 million for the same period in 2020. The net interest margin decreased to 2.82% for the second quarter of 2021 from 3.26% for the same quarter of the prior year. On a year-to-date comparison, the net interest margin was 2.92% for 2021 compared to 3.39% in 2020.  The yield on earning assets decreased in both the second quarter of 2021 versus 2020 comparison (down 0.52%) and year-to-date comparison (down 0.64%) as all asset classes had lower yields as market rates decreased over the year. The year-to-date cost of interest-bearing deposits decreased from 0.47% in 2020 to 0.16% in 2021 while the cost of total deposits fell from 0.38% in 2020 to 0.13% in 2021 as the Bank reduced deposit rates to offset lower asset yields.

•Earning assets for the second quarter of 2021 averaged $1.6 billion compared to $1.3 billion for the same period in 2020, and year-to-date average earnings assets were 23.2% higher than 2021.  The 2021 average balance of the investment portfolio increased $216.2 million over the same comparative period, primarily in the municipal bond portfolio. The average balance of the loan portfolio increased from $962.3 million for the first six months of 2020 to $1.0 billion in 2021. The average balance of the commercial loan portfolio increased $32.9 million, primarily due to the addition of Paycheck Protection Program (PPP) loans, which totaled $53.6 million at June 30, 2021, and averaged $57.2 million for the year-to-date period.  The average balance of deposits for the year increased $259.6 million over the same period in 2020 with every deposit category increasing except for time deposits.

•The provision for loan loss expense for the second quarter of 2021 was a reversal of $1.1 million compared to an $800 thousand reversal in the first quarter of 2021, and a provision expense of $2.0 million for the second quarter of 2020. Year-to-date, the provision for loan loss expense was a reversal of $1.9 million compared to $5.0 million provision expense for the same period in 2020.  The 2020 provision expense was the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the projected economic effects and impact of the COVID-19 pandemic. As of June 30, 2021, several qualitative factors were reduced reflecting a lower risk of loss in the loan portfolio and the twenty-quarter historical average charge-off rate used in the calculation decreased, thereby resulting in a reversal of the provision for loan loss expense. The allowance for loan loss ratio was 1.51% of gross loans as of June 30, 2021, compared to 1.66% at December 31, 2020. Excluding the PPP loans, the allowance for loan loss ratio was 1.59% at the end of the second quarter of 2021 and 1.75% at year-end 2020.

•Noninterest income totaled $4.5 for the second quarter of 2021 compared to $4.2 million in the first quarter and $3.4 million for the comparable quarter of 2020. Year-to-date, noninterest income was $8.7 million, $1.4 million greater than the prior year. The largest increases year-over-year were in Investment and Trust Service fees ($507 thousand), gain on the sale of mortgages ($965 thousand) and debit card income ($236 thousand). These increases were partially offset by a decrease of $812 thousand from a gain on a bank owned life insurance policy recorded in 2020.

•Noninterest expense for the second quarter of 2021 was $10.1 million compared to $10.2 million in the prior quarter and $9.6 million for the second quarter of 2020.  Year-to-date, noninterest expense was $20.3 million compared to compared to $19.2 million in 2020. Salaries and benefits increased $987 thousand, FDIC insurance increased $234 thousand year-over-year, while nonservice pension increased $219 thousand.  Other expense decreased $596 thousand year-over-year. In the second quarter of 2020, a $636 thousand allowance previously established for an off-balance sheet liability was reversed with an offsetting amount reversed from other expense, compared to a $250 thousand reversal in the prior year-to-date period related to the same off-balance sheet liability.

•The effective tax rate for was 16.4% and 15.9% for the second quarter and year-to-date period of 2021, respectively.

Total assets at June 30, 2021 were $1.678 billion compared $1.535 billion at December 31, 2020. Significant balance sheet changes since December 31, 2020 include:

•Short-term interest-bearing deposits in other banks increased $41.5 million and the investment portfolio increased $115.3 million.

•The net loan portfolio decreased $8.9 million during 2021 over the year-end 2020 balance. The reduction occurred primarily in the commercial loan portfolio, with a decrease in commercial real estate loans partially offset by an increase in PPP loans. The Bank held $53.6 million in PPP loans at June 30, 2021, with $1.9 million net deferred PPP fees remaining to be recognized. The Bank is recognizing the PPP fees over the contractual life of the PPP loans (two years or five years). As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate.

•At June 30 2021, the Bank had $13.3 million modified loans compared to $67.6 million at year-end 2020.  The current balance is comprised primarily of two unrelated loans to hotels for $7.8 million, one loan for $4.7 million in rental real estate and one loan in food service for $771 thousand. All of these loans were making some form of modified payment as of June 30, 2021 and are currently expected to return to a principal and interest payment schedule in the third quarter of 2021.

•Deposits increased $136.6 million (10.1%) over year-end 2020, with all deposit products showing an increase except time deposits. Based on current information known to Management, the increases seem to stem from government stimulus payments to consumers, businesses and municipalities, lower spending as economic activity slowed during the pandemic and a sense of security offered by bank deposits in uncertain economic times.

•Shareholders’ equity increased $6.0 million from the end of 2020, due primarily to an increase of $7.4 million in retained earnings partially offset by a decrease of $2.3 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. At June 30, 2021, the book value of the Corporation’s common stock was $34.16 per share and the tangible book value was $32.12 per share. In December 2020, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and 23,155 shares have been repurchased under the plan as of June 30, 2021.

Key performance ratios as of, or for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020 are listed below:

	June 30,	December 31,	June 30,
(Dollars in thousands, except per share)	2021	2020	2020

Balance Sheet Highlights
Total assets	$1,678,308	$1,535,038	$1,423,111
Investment and equity securities	512,729	397,331	286,557
Loans, net	983,980	992,915	995,583
Deposits	1,491,208	1,354,573	1,273,353
Shareholders' equity	151,156	145,176	134,840

Summary of Operations
Interest income	$23,135	$45,939	$22,831
Interest expense	1,468	3,978	2,246
Net interest income	21,667	41,961	20,585
(Recovery of) provision for loan losses	(1,900)	4,625	4,975
Net interest income after provision for loan losses	23,567	37,336	15,610
Noninterest income	8,716	15,084	7,301
Noninterest expense	20,277	39,362	19,173
Income before income taxes	12,006	13,058	3,738
Federal income tax expense (benefit)	1,905	258	(1,048)
Net income	$10,101	$12,800	$4,786

Performance Measurements
Return on average assets*	1.25%	0.91%	0.73%
Return on average equity*	14.07%	9.56%	7.37%
Return on average tangible equity (1)*	15.01%	10.24%	7.92%
Efficiency ratio (1)	65.55%	67.32%	66.95%
Net interest margin*	2.92%	3.21%	3.39%

Shareholders' Value (per common share)
Diluted earnings per share	$2.28	$2.93	$1.10
Basic earnings per share	2.29	2.94	1.10
Regular cash dividends declared	0.61	1.20	0.60
Book value	34.16	33.07	30.98
Tangible book value (1)	32.12	31.02	28.91
Market value	31.94	27.03	25.90
Market value/book value ratio	93.50%	81.74%	83.60%
Market value/tangible book value ratio	99.43%	87.13%	89.58%
Price/earnings multiple*	7.00	9.23	9.12
Current quarter dividend yield*	3.88%	4.44%	4.63%
Dividend payout ratio year-to-date	26.64%	40.83%	42.45%

Safety and Soundness
Average equity/average assets	8.91%	9.48%	9.83%
Risk-based capital ratio (Total)	18.52%	17.69%	15.93%
Leverage ratio (Tier 1)	8.53%	8.69%	9.22%
Common equity ratio (Tier 1)	15.16%	14.32%	14.66%
Nonperforming loans/gross loans	0.88%	0.87%	0.41%
Nonperforming assets/total assets	0.53%	0.57%	0.29%
Allowance for loan losses as a % of loans	1.51%	1.66%	1.64%
Net loans (recovered) charged-off/average loans*	-0.03%	-0.02%	0.08%

Assets under Management
Trust assets under management (fair value)	$912,651	$836,381	$743,381
Held at third-party brokers (fair value)	118,469	112,624	121,781

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

(Dollars in thousands, except per share)	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2021	December 31, 2020	June 30, 2020
Return on Tangible Equity (non-GAAP)
Net income	$10,101	$12,800	$4,786

Average shareholders' equity	143,588	133,958	129,819
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	134,572	124,942	120,803

Return on average tangible equity (non-GAAP)*	15.01%	10.24%	7.92%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$151,156	$145,176	$134,840
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	142,140	136,160	125,824

Shares outstanding (in thousands)	4,425	4,389	4,352

Tangible book value per share (non-GAAP)	32.12	31.02	28.91

Efficiency Ratio
Noninterest expense	$20,277	$39,362	$19,173

Net interest income	21,667	41,961	20,585
Plus tax equivalent adjustment to net interest income	734	1,407	640
Plus noninterest income, net of securities transactions	8,534	15,104	7,411
Total revenue	30,935	58,472	28,636

Efficiency ratio (Noninterest expense/total revenue)	65.55%	67.32%	66.95%

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

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020:

Tax equivalent net interest income increased $514 thousand to $11.2 million in the second quarter of 2021 compared to $10.7 million for the same period in 2020. Balance sheet volume contributed $1.0 million to tax equivalent net interest but was offset by a $502 thousand reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30,
	2021			2020

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$124,137	$58	0.19%	$77,451	$82	0.42%
Investment securities:
Taxable	371,951	1,767	1.91%	191,496	1,051	2.20%
Tax Exempt	92,426	667	2.89%	53,010	443	3.34%
Investments	464,377	2,434	2.10%	244,506	1,494	2.45%
Loans:
Commercial, industrial and agricultural	847,205	8,198	3.84%	846,686	8,559	4.01%
Residential mortgage	66,710	585	3.48%	68,918	698	4.11%
Home equity loans and lines	83,081	517	2.50%	67,930	608	3.59%
Consumer	7,102	114	6.44%	6,520	64	3.94%
Loans	1,004,098	9,414	3.72%	990,054	9,929	3.99%
Total interest-earning assets	1,592,612	$11,906	3.00%	1,312,011	$11,505	3.52%
Other assets	65,689			62,982
Total assets	$1,658,301			$1,374,993

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$473,362	$122	0.10%	$372,373	$199	0.21%
Money Management	529,683	205	0.16%	448,069	342	0.31%
Savings	112,015	16	0.06%	91,790	17	0.07%
Time	72,141	114	0.63%	81,240	275	1.36%
Total interest-bearing deposits	1,187,201	457	0.15%	993,472	833	0.34%

Subordinated Notes	19,567	263	5.37%	—	—	—
Total interest-bearing liabilities	1,206,768	720	0.24%	993,472	833	0.34%
Noninterest-bearing deposits	293,136			236,193
Other liabilities	14,661			15,301
Shareholders' equity	143,736			130,027
Total liabilities and shareholders' equity	$1,658,301			$1,374,993
T/E net interest income/Net interest margin		11,186	2.82%		10,672	3.26%
Tax equivalent adjustment		(363)			(340)
Net interest income		$10,823			$10,332

Net Interest Spread			2.76%			3.18%
Cost of Funds			0.19%			0.27%
Cost of Deposits			0.12%			0.27%

Provision for Loan Losses

The Bank recorded a reversal of $1.1 million in the provision for loan loss for the second quarter, compared to an expense of $2.0 million in the second quarter of 2020. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2021, noninterest income increased $1.1 million from the same period in 2020. Investment and trust service fees increased primarily due to an increase in asset management fees. Gain on sale of loans increased as mortgage production was higher in 2021 compared to 2020. Debit card income increased due to an increase in activity.

The following table presents a comparison of noninterest income for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$1,905	$1,590	$315	19.8
Loan service charges	227	274	(47)	(17.2)
Gain on sale of loans	555	228	327	143.4
Deposit service charges and fees	470	397	73	18.4
Other service charges and fees	420	336	84	25.0
Debit card income	576	438	138	31.5
Increase in cash surrender value of life insurance	112	112	—	—
Net gains on sales of debt securities	91	—	91	—
Change in fair value of equity securities	38	27	11	40.7
Other	95	10	85	850.0
Total noninterest income	$4,489	$3,412	$1,077	31.6

Noninterest Expense

Noninterest expense for the second quarter of 2021 increased $467 thousand compared to the same period in 2020. Salary expense increased primarily due to higher mortgage commissions from increased mortgage production and health insurance costs from the Bank’s self-insured plan, as claims increased in 2021 versus the same period in 2020. FDIC insurance expense increased primarily due to growth of the Bank’s balance sheet. Nonservice pension increased due to pension settlement expenses. Other expenses decreased in 2021 due to a $636 thousand allowance previously established for an off-balance sheet liability that was reversed with an offsetting amount reversed from other expense.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2021	2020	Amount	%
Salaries and benefits	$6,245	$5,382	$863	16.0
Net occupancy	856	865	(9)	(1.0)
Marketing and advertising	396	464	(68)	(14.7)
Legal and professional	498	430	68	15.8
Data processing	888	834	54	6.5
Pennsylvania bank shares tax	308	263	45	17.1
FDIC insurance	179	88	91	103.4
ATM/debit card processing	329	279	50	17.9
Telecommunications	83	108	(25)	(23.1)
Nonservice pension	189	88	101	114.8
Other	140	843	(703)	(83.4)
Total noninterest expense	$10,111	$9,644	$467	4.8

Provision for Income Taxes

For the second quarter of 2021, the Corporation recorded a Federal income tax expense of $1.0 million compared to a tax benefit of $942 thousand for the same quarter in 2020. Part of the tax benefit in 2020 was a $1.1 million tax benefit from the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) which allowed for net operating losses (NOL) from prior years to be carried back to past year instead of forward to future periods. The effective tax rate for the second quarter of 2021 was 16.4% compared to 8.0% (excluding the NOL benefit) for the second quarter of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income driven by the large change in the provision for loan loss expense quarter-over-quarter. The benefit of tax-exempt income increased only slightly quarter-over-quarter. The federal statutory tax rate is 21% for 2021 and 2020.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020:

Tax equivalent net interest income increased $1.2 million to $22.4 million in the first half 2021 compared to $21.2 million for the same period in 2020. Balance sheet volume contributed $2.7 million to tax equivalent net interest but was offset by a $1.5 million reduction due to rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30,
	2021			2020

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$101,658	$112	0.22%	$73,213	$340	0.93%
Investment securities:
Taxable	343,967	3,392	1.99%	181,908	2,119	2.34%
Tax Exempt	92,599	1,336	2.89%	38,435	659	3.43%
Investments	436,566	4,728	2.18%	220,343	2,778	2.53%
Loans:
Commercial, industrial and agricultural	852,752	16,569	3.87%	819,886	17,449	4.22%
Residential mortgage	67,294	1,189	3.53%	68,633	1,427	4.19%
Home equity loans and lines	82,504	1,042	2.55%	67,265	1,332	3.97%
Consumer	6,909	229	6.68%	6,514	145	4.46%
Loans	1,009,459	19,029	3.76%	962,298	20,353	4.20%
Total interest-earning assets	1,547,683	$23,869	3.11%	1,255,854	$23,471	3.75%
Other assets	64,305			64,396
Total assets	$1,611,988			$1,320,250

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$450,015	$235	0.11%	$348,837	$473	0.27%
Money Management	521,429	405	0.16%	440,170	1,083	0.49%
Savings	109,047	31	0.06%	87,924	74	0.17%
Time	73,138	272	0.75%	84,507	616	1.46%
Total interest-bearing deposits	1,153,629	943	0.16%	961,438	2,246	0.47%

Subordinated Notes	19,563	525	5.37%	—	—	—
Total interest-bearing liabilities	1,173,192	1,468	0.25%	961,438	2,246	0.47%
Noninterest-bearing deposits	279,887			212,464
Other liabilities	15,321			16,529
Shareholders' equity	143,588			129,819
Total liabilities and shareholders' equity	$1,611,988			$1,320,250
T/E net interest income/Net interest margin		22,401	2.92%		21,225	3.39%
Tax equivalent adjustment		(734)			(640)
Net interest income		$21,667			$20,585

Net Interest Spread			2.86%			3.28%
Cost of Funds			0.20%			0.38%
Cost of Deposits			0.13%			0.38%

Provision for Loan Losses

The Bank recorded a reversal of $1.9 million in the provision for loan loss for the first half of 2021, compared to an expense of $5.0 million in the first half of 2020. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2021, noninterest income increased $1.4 million from the same period in 2020. Trust and investment service fees increased primarily due to an increase in asset management fees. Gain on sale of loans increased as mortgage production was higher in 2021 compared to 2020. Debit card income increased due to an increase in activity. The decrease in bank owned life insurance gains was from a life insurance gain from a bank-owned life insurance policy in 2020. Other income was higher in 2021 due to sales tax refunds received.

The following table presents a comparison of noninterest income for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$3,542	$3,035	$507	16.7
Loan service charges	423	414	9	2.2
Gain on sale of loans	1,337	372	965	259.4
Deposit service charges and fees	938	962	(24)	(2.5)
Other service charges and fees	816	683	133	19.5
Debit card income	1,093	857	236	27.5
Increase in cash surrender value of life insurance	227	236	(9)	(3.8)
Bank owned life insurance gain	—	812	(812)	(100.0)
Net gains on sales of debt securities	91	(10)	101	1,010.0
Change in fair value of equity securities	91	(100)	191	(191.0)
Other	158	40	118	295.0
Total noninterest income	$8,716	$7,301	$1,415	19.4

Noninterest Expense

Noninterest expense for the first half of 2021 increased $1.1 million compared to the same period in 2020. Salary expense increased primarily due to higher mortgage commissions from increased mortgage production and health insurance costs from the Bank’s self-insured plan, as claims increased in 2021 versus the same period in 2020. FDIC insurance expense increased primarily due to growth of the Bank’s balance sheet. Nonservice pension increased due to pension settlement expenses. Other expenses decreased in 2021 due to a $636 thousand allowance previously established for an off-balance sheet liability that was reversed with an offsetting amount reversed from other expense, compared to a $250 thousand reversal in the prior year-to-date period related to the same off-balance sheet liability.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2021	2020	Amount	%
Salaries and employee benefits	$11,903	$10,916	$987	9.0
Net occupancy	1,766	1,695	71	4.2
Marketing and advertising	740	919	(179)	(19.5)
Legal and professional	973	825	148	17.9
Data processing	1,817	1,641	176	10.7
Pennsylvania bank shares tax	400	438	(38)	(8.7)
FDIC insurance	382	148	234	158.1
ATM/debit card processing	625	543	82	15.1
Telecommunications	213	213	—	—
Nonservice pension	395	176	219	124.4
Other	1,063	1,659	(596)	(35.9)
Total noninterest expense	$20,277	$19,173	$1,104	5.8

Provision for Income Taxes

For the first half of 2021, the Corporation recorded a Federal income tax expense of $1.9 million compared to a tax benefit of $1.0 million for the same period in 2020. Part of the tax benefit in 2020 was a $1.1 million tax benefit from the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) which allowed for net operating losses (NOL) from prior years to be carried back to past year instead of forward to future periods. The effective tax rate for the first half of 2021 was 15.9% compared to 1.7% (excluding the NOL benefit) for the first half of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income driven by the large change in the provision for loan loss expense year-

over-year. The benefit of tax-exempt income increased only slightly year-over-year. The federal statutory tax rate is 21% for 2021 and 2020.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $98.1 million at June 30, 2021, an increase of $41.0 million from the prior year-end balance of $57.1 million. Interest-bearing deposits are held primarily at the Federal Reserve ($81.2 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $118.3 million on a cost basis since year-end 2020. The portfolio is comprised primarily municipal securities and U.S. Agency mortgage-backed securities at approximately 44% and 23% of the portfolio fair value, respectively. The average life of the portfolio was 6.73 years.

The AFS securities portfolio had a net unrealized gain of $9.6 million at June 30, 2021 compared to a net unrealized gain of $12.6 million at the prior year-end. The portfolio averaged $436.6 million with a yield of 2.18% for the first half of 2021. This compares to an average of $220.3 million and a yield of 2.53% for the same period in 2020.

The municipal bond portfolio is well diversified geographically (210 issuers) and is comprised primarily of general obligation bonds (65%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (12%), Michigan (11%), and Pennsylvania (11%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $1.9 million, compared to $701 thousand at December 31, 2020. The municipal bond portfolio had the largest unrealized loss of $1.1 million, 60.8% of the total unrealized loss ($1.9 million). There are one hundred and thirty-six securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised of 5 variable rate bank issued trust preferred securities with a fair value of $4.1 million and 42 fixed rate bank issued subordinated notes with a fair value of $20.3 million. This portfolio has an unrealized loss of $159 thousand on twenty securities with a fair value of $11.2 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. None of these issuers have suspended or missed a dividend or interest payment. At June 30, 2021, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the asset-backed securities portfolio decreased $82 thousand from December 31, 2020. FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the U.S. Department of Education. The FFELP bonds are all rated AAA. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $495 thousand of restricted stock at June 30, 2021. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased slightly by $666 thousand over year-end 2020. For the first six months of 2021, the Bank originated $57.0 million and sold $62.3 million in mortgages through third party brokerage agreements.

The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($12.0 million), while loans for individuals to construct personal residences totaled $8.2 million at June 30, 2021. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans decreased to $495.4 million from $504.0 million at the end of 2020, as originations did not keep pace with pay-downs. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($76.1 million), office building ($51.0 million), land development ($50.5 million), manufacturing facility ($39.4 million) and shopping centers ($34.5 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 17 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $84.1 million. At June 30, 2021, the Bank had $26.0 million in real estate construction loans funded with an interest reserve and capitalized $403 thousand of interest in 2021 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $8.1 million to $273.1 million at June 30, 2021, compared to $281.3 million at the end of 2020, primarily due to PPP forgiveness. At June 30, 2021, the Bank had approximately $139 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($58.3 million), utilities ($54.6 million), educational services ($13.7 million), real estate rental and leasing ($11.5 million) and transportation and warehousing ($10.3 million). This category also includes $53.6 million of PPP loans that are 100% guaranteed by the SBA.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2021, the outstanding commercial participations accounted for 6.9%, or $69.3 million, of total gross loans compared to 6.8% and $68.7 million at December 31, 2020. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $83.1 million, compared to $84.0 million at December 31, 2020. The commercial loan participations are comprised of $15.6 million of Commercial loans and $53.7 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $1.4 million to $7.0 million at June 30, 2021, compared to $5.6 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$76,577	$77,373	$(796)	(1.0)
Commercial first lien	58,460	59,851	(1,391)	(2.3)
Total first liens	135,037	137,224	(2,187)	(1.6)

Consumer junior liens and lines of credit	63,303	60,935	2,368	3.9
Commercial junior liens and lines of credit	4,910	4,425	485	11.0
Total junior liens and lines of credit	68,213	65,360	2,853	4.4
Total residential real estate 1-4 family	203,250	202,584	666	0.3

Residential real estate - construction
Consumer	8,242	6,751	1,491	22.1
Commercial	11,962	9,558	2,404	25.2
Total residential real estate construction	20,204	16,309	3,895	23.9

Commercial real estate	495,407	503,977	(8,570)	(1.7)
Commercial	273,146	281,257	(8,111)	(2.9)
Total commercial	768,553	785,234	(16,681)	(2.1)

Consumer	7,028	5,577	1,451	26.0
	999,035	1,009,704	(10,669)	(1.1)
Less: Allowance for loan losses	(15,055)	(16,789)	1,734	(10.3)
Net Loans	$983,980	$992,915	$(8,935)	(0.9)

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$2,154	$5,378
Five-year loans	51,419	46,912
Total Paycheck Protection Program loans	$53,573	$52,290	$1,283	2.5

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $66.5 million at June 30, 2021 quarter end compared to $66.1 million at December 31, 2020. The composition of the loans in the watch list as of June 30, 2021 is essentially unchanged from the prior year-end. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $8.7 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2021, the Bank had loans of $23.6 million (2.4% of gross loans) that exceeded the supervisory limit, compared to 2.3% at year-end 2020. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days totaled $57.7 million at June 30, 2021 compared to $53.2 million at December 31, 2020.

Loan quality, as measured by nonperforming loans is nearly unchanged during the first half of 2021 with $8.8 million of nonperforming loans and a nonperforming loan ratio of .88%

The following table presents a summary of nonperforming assets as of:

	June 30,	December 31,
(Dollars in thousands)	2021	2020

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$41
Junior liens and lines of credit	—	10
Total	41	51
Residential real estate - construction	430	512
Commercial real estate	8,172	8,033
Commercial	105	108
Total nonaccrual loans	8,748	8,704

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	—	26
Junior liens and lines of credit	74	—
Total	74	26
Commercial real estate	—	—
Consumer	—	12
Total loans past due 90 days or more and still accruing	74	17

Total nonperforming loans	8,822	8,721

Other real estate owned	—	—
Total nonperforming assets	$8,822	$8,721

Nonperforming loans to total gross loans	0.88%	0.87%
Nonperforming assets to total assets	0.53%	0.57%
Allowance for loan losses to nonperforming loans	170.65%	192.05%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 80% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,226	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,807
Credit 2	5,796	322	Sep-20	N	1st and 2nd liens on commercial real estate (hotel) and all related business assets	PA	$5,474
	$7,022	$322

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $17.0 million compared to $17.3 million at year-end 2020.

Loan Deferrals. As the economy quickly contracted in 2020 as the result of the pandemic, the Bank began to receive requests for payment modifications. Unlike past economic downturns, bank regulators provided favorable guidance for banks allowing them wide latitude to make modifications. Under guidance provided by the CARES Act and a joint regulatory agency statement issued by banking agencies, banks could, under certain circumstances, avoid reporting loan modifications as delinquent, nonperforming or as a trouble debt restructuring. As of June 30, 2021, the Bank has $13.3 million in loan deferrals or modifications (approximately 1% of gross loans), down from 7% in first quarter 2021. These modified loans are all on an interest only payment schedule at June 30, 2021 and will return to a principal and interest payment schedule in the third quarter of 2021.

The following tables show loan deferrals made as of June 30, 2021 by North American Industry Classification System (NAICS) code and type of collateral.

				Percent of	Collateral
(Dollars in thousands)	Number of		Percent of	Risk-based	Real Estate	Non-Real Estate
Industry Description	Loans	Balance	Gross Loans	Capital (1)	secured	secured
Hotels	2	$7,790	1%	5%	$7,790	$—
Real Estate, Rental & Leasing	1	4,719	< 1%	3%	4,719	—
Food Service	1	771	< 1%	< 1%	771	—
Total	4	$13,280	1%	9%	$13,280	$—
(1) Based on Bank's Risk-based Capital

The following tables show the type of modifications by industry as of June 30, 2021, and the same sectors at December 31, 2020.

June 30, 2021	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$7,790	$—	$—	$7,790
Real Estate, Rental & Leasing	4,719	—	—	4,719
Food Service	771	—	—	771
Total	$13,280	$—	$—	$13,280

December 31, 2020	Type of Modification
(Dollars in thousands)	Principal Deferred	Interest Only Loans	Principal & Interest
Industry Description	Interest Only Payments	Payments Deferred	Payments Deferred	Total
Hotels	$40,304	$—	$6,183	$46,487
Arts, Entertainment & Recreation	13,613	—	462	14,075
Real Estate, Rental & Leasing	—	4,718	—	4,718
Food Service	—	882	724	1,606
Other Services	—	—	671	671
Total	$53,917	$5,600	$8,040	$67,557

The performance of these loans as they come out of the deferral period will be critical in predicting the credit quality of the loans in the future.

Industry Exposure. The Bank believes its greatest risk exposure to modified loans is in the hotel sector. The following table presents additional information on the modified hotel loans.

June 30, 2021
(Dollars in thousands, except average daily rate)

Modified Balance	$7,790
Loans with principal payment deferred, paying interest	$7,790
Loans with deferred principal and interest	$—
Expected modification expiration
1-3 months	$7,790
4-6 months	$—
Number of Loans Modified	2
Average Balance	$3,895
Average Loan-to-Value	62%
Risk Rated: 5 - Pass	$—
Risk Rated: 6 - Other Asset Especially Mentioned	$6,842
Risk Rated: 7 - Substandard	$948
May 2021 Daily Occupancy*	58%
May 2020 Daily Occupancy*	28%
May 2021 Average Daily Rate*	$99
May 2020 Average Daily Rate*	$62
Hotel Flags	2

*Daily occupancy and average daily rate represent data reported for the primary markets in which the hotels operate and may or may not represent the experience of any specific property in the portfolio.

Paycheck Protection Program. In March 2020, Congress passed the CARES Act to provide economic relief to small business and consumers affect by the COVID-19 pandemic. Included in this Act was the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP is a small business loan program designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two-years or five-years with a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan during the SBA defined deferral period, and then the loans will fully amortize for the remainder of the two- or five-year terms.

The SBA paid originating banks a processing fee ranging from 1% to 5% of the loan, depending on the loan balance for round 1 of PPP funding. The SBA will pay processing fees to originating banks for round 2 of PPP funding at levels similar to those paid in round 1. The Bank will recognize these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At June 30, 2021, the Bank had $1.9 million of PPP fees remaining to be recognized.

At June 30, 2021 the Bank held $53.6 million in PPP loans, $51.4 million with a 5-year maturity and $2.2 million with a 2-year maturity.

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

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses. The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2021 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $302 thousand at June 30, 2021 and are comprised primarily of loans secured by residential real estate. Management does not believe that excluding these loans from the specific reserve analysis presents any additional risk. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $322 thousand specific reserve established for one impaired loan at June 30, 2021 compared to $228 thousand at year-end 2020.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, are excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $2.8 million compared to $3.6 million at year-end 2020. The decrease in the quantitative allowance was due primarily to a decrease in the twenty-quarter rolling historical loss rate used in the calculation.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high and very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. During 2020, as a result of the negative effects of the pandemic on the economy, the Bank increased the basis point risk factor for certain qualitative components. In addition, the Bank carved out the portfolio of modified loans for a qualitative assessment separate from the overall commercial loan portfolio. This allowed for assignment of an increased qualitative risk score on this portfolio. As of June 30, 2021, several qualitative factors were decreased reflecting a lower risk of loss in the loan portfolio. This is the third consecutive quarter of a decrease in certain qualitative factors and the qualitative allowance declined to $11.2 million at June 30, 2021 down from $12.1 million at year-end 2020 and from a high of $12.6 million at September 30, 2020. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $738 thousand at June 30, 2021.

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

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of June 30, 2021.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136
Charge-offs	—	—	(28)	—	(3)	(18)	—	(49)
Recoveries	—	1	—	1	54	12	—	68
Provision	12	8	59	(908)	(215)	(5)	(51)	(1,100)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(8)	(36)	—	(85)
Recoveries	—	170	—	1	61	19	—	251
Provision	(96)	(176)	83	(1,273)	(423)	22	(37)	(1,900)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

ALL at March 31, 2020	$563	$178	$269	$8,249	$4,713	$98	$660	$14,730
Charge-offs	-	—	—	—	(145)	(29)	—	(174)
Recoveries	1	—	—	—	19	4	—	24
Provision	16	19	(27)	588	1,258	32	89	1,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	-	—	—	—	(365)	(59)	—	(424)
Recoveries	4	—	—	—	24	10	—	38
Provision	160	78	55	2,230	2,165	70	217	4,975
ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
June 30, 2021
Loans evaluated for ALL:
Individually	$666	$—	$430	$15,891	$—	$—	$—	$16,987
Collectively	134,371	68,213	19,774	479,516	273,146	7,028	—	982,048
Total	$135,037	$68,213	$20,204	$495,407	$273,146	$7,028	$—	$999,035

ALL established for loans evaluated:
Individually	$—	$—	$—	$322	$—	$—	$—	$322
Collectively	459	220	349	7,556	5,309	102	738	14,733
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the ALL and charge-off ratios for the periods ended:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2021	December 31, 2020	June 30, 2020
Net charge-offs (recoveries)/average loans*	-0.03%	-0.02%	0.06%
Allowance for loan losses as a % of loans	1.51%	1.66%	1.64%
Net (recoveries) charge-offs	$(166)	$(198)	$386
* Annualized

Deposits:

Total deposits increased $136.6 million during the first six months of 2021 to $1.491 billion. Noninterest-bearing deposits increased $34.3 million (primarily in small business and retail checking deposits) and interest-bearing checking and savings deposits increased $108.7 million, while time deposits decreased $6.3 million. Interest-bearing checking increased by $67.2 million in retail and commercial deposits, while the Bank’s Money Management increased $36.6 million. Based on current information known to Management, the increases seem to stem from government stimulus payments to consumers, businesses and municipalities, lower spending as economic activity slowed during the pandemic and a sense of security offered by bank deposits in uncertain economic times. The decrease in time deposits is primarily in retail accounts.

As of June 30, 2021, the Bank had $235.3 million placed in the IntraFi Network deposit program ($168.0 million in interest-bearing checking and $67.3 million in money management) and $4.4 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2021, the Bank’s reciprocal deposits were 15.5% of total liabilities compared to 12.9% at year-end 2020.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest-bearing checking	$293,350	$259,060	$34,290	13.2

Interest-bearing checking	476,404	409,178	67,226	16.4
Money management	537,648	501,017	36,631	7.3
Savings	113,989	109,153	4,836	4.4
Total interest-bearing checking and savings	1,128,041	1,019,348	108,693	10.7

Time deposits	69,817	76,165	(6,348)	(8.3)
Total deposits	$1,491,208	$1,354,573	$136,635	10.1

Overdrawn deposit accounts reclassified as loans	$114	$86

Borrowings:

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

Shareholders’ Equity:

Total shareholders’ equity increased $6.0 million to $151.2 million at June 30, 2021, from $145.2 million at the end of 2020, due primarily to an increase in retained earnings of $7.4 million, partially offset by a decrease of $2.3 million in accumulated other comprehensive income (AOCI). The Corporation’s net earnings of $10.1 million were partially offset by the cash dividend of $2.7 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $958 thousand in new capital from optional cash contributions and $466 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 26.64% for the first six months of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2021, the Corporation paid a $0.31 per share dividend, compared to $0.30 paid in the first quarter of 2020. On July 8, 2021, the Board of Directors declared a $0.32 per share regular quarterly dividend for the third quarter of 2021, which will be paid on August 25, 2021.

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 18, 2021. The Corporation repurchased 23,155 shares in the second quarter of 2021. No shares were repurchased during the first quarter of 2021. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2021 was 8.28% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2021, the Bank was “well capitalized”.

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	15.16%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	15.02%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	15.16%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	15.02%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.52%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	16.28%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.46%	8.54%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 5.7% in Cumberland County to 10.5% in Huntingdon County, as of the end of April. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

As of June 30, 2021, COVID-19 cases have been declining, vaccinations have increased, and lockdowns and restrictions have eased. With these, it appears the economy is set to begin a recovery, but the extent of any such recovery is still uncertain.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $391 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at June 30, 2021.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$351,666	$—	$351,666
Federal Reserve Bank Discount Window	24,635	—	24,635
Correspondent Banks	56,000	—	56,000
Paycheck Protection Program Liquidity Facility	53,573	—	53,573
Total	$485,874	$—	$485,874

The Paycheck Protection Program Liquidity Facility offered by the Federal Reserve will expire on July 31, 2021. This is not expected to affect the Bank’s liquidity position.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $413.3 million and $380.3 million, respectively, at June 30, 2021 and December 31, 2020. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At June 30, 2021, this reserve was $1.5 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2021. For more information on market risk refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation in the ordinary course of business.

In management’s opinion, there are no other proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material. No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and six months ended June 30, 2021. For more information, refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 17, 2021. The following table presents the activity under this plan during the second quarter of 2021.

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Shares Yet To Be Purchased Under Program
April 2021	—		$—	150,000
May 2021	—		—	150,000
June 2021	23,155	30.48	705,677	126,845
	23,155		$705,677

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed on Form 8-K, as Exhibit 99 with the commission on July 9, 2021 and incorporated herein by reference.)

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 9, 2021	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

August 9, 2021	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)