Form 10-Q
period 2021-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2021-11-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 4,432,298 outstanding shares of the Registrant’s common stock as of October 31, 2021.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$20,477	$17,059
Short-term interest-bearing deposits in other banks	78,416	40,087
Total cash and cash equivalents	98,893	57,146
Long-term interest-bearing deposits in other banks	10,742	12,741
Debt securities available for sale, at fair value	545,788	396,940
Equity securities	473	391
Restricted stock	495	468
Loans held for sale	4,114	9,446
Loans	1,018,168	1,009,704
Allowance for loan losses	(15,366)	(16,789)
Net Loans	1,002,802	992,915
Premises and equipment, net	18,063	13,105
Right of use asset	4,892	5,272
Bank owned life insurance	22,076	22,288
Goodwill	9,016	9,016
Deferred tax asset, net	3,632	2,401
Other assets	11,455	12,909
Total assets	$1,732,441	$1,535,038

Liabilities
Deposits
Noninterest-bearing checking	$311,770	$259,060
Money management, savings, and interest checking	1,162,081	1,019,348
Time	70,444	76,165
Total deposits	1,544,295	1,354,573
Subordinate notes	19,581	19,555
Lease liability	4,981	5,332
Other liabilities	10,746	10,402
Total liabilities	1,579,603	1,389,862

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,872 shares issued and 4,431,447 shares outstanding at September 30, 2021 and
4,710,872 shares issued and 4,389,355 shares outstanding at December 31, 2020	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	42,949	42,589
Retained earnings	114,378	102,520
Accumulated other comprehensive income	(2,173)	3,190
Treasury stock, 279,425 shares at September 30, 2021 and 321,517 shares at
December 31, 2020, at cost	(7,027)	(7,834)
Total shareholders' equity	152,838	145,176
Total liabilities and shareholders' equity	$1,732,441	$1,535,038

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$9,805	$9,499	$28,373	$29,346
Interest and dividends on investments:
Taxable interest	1,906	1,159	5,284	3,270
Tax exempt interest	526	504	1,588	1,028
Dividend income	1	3	17	12
Interesting-bearing deposits in other banks	66	72	178	412
Total interest income	12,304	11,237	35,440	34,068
Interest expense
Deposits	447	687	1,390	2,933
Subordinate notes	263	167	788	167
Total interest expense	710	854	2,178	3,100
Net interest income	11,594	10,383	33,262	30,968
Provision for (recovery of) loan losses	—	375	(1,900)	5,350
Net interest income after provision for loan losses	11,594	10,008	35,162	25,618
Noninterest income
Investment and trust services fees	1,740	1,433	5,282	4,469
Loan service charges	224	206	647	620
Gain on sale of loans	529	504	1,866	876
Deposit service charges and fees	674	497	1,613	1,459
Other service charges and fees	397	382	1,214	1,065
Debit card income	550	491	1,642	1,347
Increase in cash surrender value of Bank owned life insurance	109	110	336	346
Bank owned life insurance gain	147	—	147	812
Gains (losses) on sales of debt securities	—	(16)	91	(26)
Change in fair value of equity securities	(9)	(39)	83	(139)
Gain on sale of premise	1,776	—	1,776	—
Other	45	35	202	74
Total noninterest income	6,182	3,603	14,899	10,903
Noninterest Expense
Salaries and employee benefits	5,958	5,421	17,861	16,337
Net occupancy	908	838	2,675	2,533
Marketing and advertising	413	384	1,153	1,303
Legal and professional	579	499	1,552	1,324
Data processing	1,040	871	2,857	2,511
Pennsylvania bank shares tax	308	263	708	701
FDIC Insurance	181	128	563	276
ATM/debit card processing	342	285	967	828
Telecommunications	101	110	314	323
Nonservice pension	257	88	651	176
Other	899	762	1,964	2,509
Total noninterest expense	10,986	9,649	31,265	28,821
Income before federal income taxes	6,790	3,962	18,796	7,700
Federal income tax expense (benefit)	928	500	2,833	(548)
Net income	$5,862	$3,462	$15,963	$8,248
Per share
Basic earnings per share	$1.32	$0.79	$3.61	$1.90
Diluted earnings per share	$1.31	$0.79	$3.60	$1.89

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2021	2020	2021	2020
Net Income	$5,862	$3,462	$15,963	$8,248

Debt Securities:
Unrealized (losses) gains arising during the period	(3,819)	2,631	(6,698)	9,283
Reclassification adjustment for losses (gains) included in net income (1)	—	16	(91)	26
Net unrealized (losses) gains	(3,819)	2,647	(6,789)	9,309
Tax effect	802	(555)	1,426	(1,956)
Net of tax amount	(3,017)	2,092	(5,363)	7,353

Total other comprehensive (loss) income	(3,017)	2,092	(5,363)	7,353

Total Comprehensive Income	$2,845	$5,554	$10,600	$15,601

(1) Reclassified to net gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156
Net income		—	—	5,862	—	—	5,862
Other comprehensive income		—	—	—	(3,017)	—	(3,017)
Cash dividends declared, $0.32 per share		—	—	(1,414)	—	—	(1,414)
Acquisition of treasury stock	(12,089)	—	—	—	—	(387)	(387)
Treasury shares issued under dividend reinvestment plan	18,226	—	129	—	—	458	587
Stock Compensation Plans:
Treasury shares issued	218	—	—	—	—	5	5
Compensation expense		—	46	—	—	—	46
Balance at September 30, 2021	4,431,447	$4,711	$42,949	$114,378	$(2,173)	$(7,027)	$152,838

Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	15,963	—	—	15,963
Other comprehensive income		—	—	—	(5,363)	—	(5,363)
Cash dividends declared, $0.93 per share		—	—	(4,105)	—	—	(4,105)
Acquisition of treasury stock	(35,718)	—	—	—	—	(1,105)	(1,105)
Treasury shares issued under dividend reinvestment plan	66,235	—	381	—	—	1,630	2,011
Stock Compensation Plans:
Treasury shares issued	11,575	—	(182)	—	—	282	100
Compensation expense		—	161	—	—	—	161
Balance at September 30, 2021	4,431,447	$4,711	$42,949	$114,378	$(2,173)	$(7,027)	$152,838

Balance at July 1, 2020	4,352,484	$4,711	$42,461	$97,124	$(725)	$(8,731)	$134,840
Net income		—	—	3,462	—	—	3,462
Other comprehensive income		—	—	—	2,092	—	2,092
Cash dividends declared, $0.30 per share		—	—	(1,306)	—	—	(1,306)
Treasury shares issued under dividend reinvestment plan	17,840	—	(13)	—	—	435	422
Stock Compensation Plans:
Treasury shares issued	293	—	—	—	—	7	7
Common shares issue	50	—	1	—	—	—	1
Compensation expense		—	56	—	—	—	56
Balance at September 30, 2020	4,370,667	$4,711	$42,505	$99,280	$1,367	$(8,289)	$139,574

Balance at January 1, 2020	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528
Net income		—	—	8,248	—	—	8,248
Other comprehensive income		—	—	—	7,353	—	7,353
Cash dividends declared, $0.90 per share		—	—	(3,914)	—	—	(3,914)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,172)	(1,172)
Treasury shares issued under dividend reinvestment plan	52,928	—	78	—	—	1,284	1,362
Stock Compensation Plans:
Treasury shares issued	364	—	1	—	—	9	10
Common shares issued	1,023	1	17	—	—	—	18
Compensation expense		—	141	—	—	—	141
Balance at September 30, 2020	4,370,667	$4,711	$42,505	$99,280	$1,367	$(8,289)	$139,574

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$15,963	$8,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	998
Net amortization of loans and investment securities	503	1,620
Amortization of subordinate debt issuance costs	26	6
(Recovery of) provision for loan losses	(1,900)	5,350
(Increase) decrease in fair value of equity securities	(83)	139
Debt securities (gains) losses, net	(91)	26
Loans originated for sale	(81,204)	(66,296)
Proceeds from sale of loans	88,402	58,838
Gain on sale of loans	(1,866)	(876)
Increase in cash surrender value of bank owned life insurance	(336)	(346)
(Increase) decrease in fair value of derivative	(20)	32
Gains from surrender of life insurance policies	(147)	(812)
Income tax benefit of statutory treatment of net operating loss carryback	—	(1,112)
Stock option compensation	161	141
Decrease (increase) in other assets	4,184	(2,764)
Decrease in other liabilities	(647)	(817)
Net cash provided by operating activities	23,870	2,375
Cash flows from investing activities
Net decrease (increase) in long-term interest-bearing deposits in other banks	1,999	(5,489)
Proceeds from sales and calls of investment securities available for sale	16,060	1,390
Proceeds from maturities and pay-downs of securities available for sale	27,057	31,450
Purchase of investment securities available for sale	(200,913)	(183,927)
Net increase in restricted stock	(27)	(3)
Net increase in loans	(6,240)	(88,838)
Proceeds from surrender of bank owned life insurance policy	685	3,623
Capital expenditures	(7,367)	(451)
Net cash used in investing activities	(168,746)	(242,245)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	195,443	221,388
Net decrease in time deposits	(5,721)	(10,031)
Proceeds from subordinated notes, net of issuance costs	—	19,541
Dividends paid	(4,105)	(3,914)
Purchase of Treasury shares	(1,105)	(1,172)
Cash received from option exercises	100	28
Treasury shares issued under dividend reinvestment plan	2,011	1,362
Net cash provided by financing activities	186,623	227,202
Increase (decrease) in cash and cash equivalents	41,747	(12,668)
Cash and cash equivalents at the beginning of the period	57,146	83,828
Cash and cash equivalents at the end of the period	$98,893	$71,160
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,268	$3,158
Income taxes	$1,872	$1,548
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$105

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2021, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2020 Annual Report on Form 10-K. The consolidated results of operations for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2021	2020	2021	2020
Weighted average shares outstanding (basic)	4,441	4,358	4,421	4,350
Impact of common stock equivalents	26	4	19	9
Weighted average shares outstanding (diluted)	4,467	4,362	4,440	4,359
Anti-dilutive options excluded from calculation	30	93	31	74
Net income	$5,862	$3,462	$15,963	$8,248
Basic earnings per share	$1.32	$0.79	$3.61	$1.90
Diluted earnings per share	$1.31	$0.79	$3.60	$1.89

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
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation. As of the beginning of the first reporting period in which the new standard is adopted, the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses, which will flow through retained earnings. After adoption, the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements. A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started. The Corporation is running the CECL model in test mode in 2021.

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020

Net unrealized gains on debt securities	$5,782	$12,571
Tax effect	(1,214)	(2,640)
Net of tax amount	$4,568	$9,931

Accumulated pension adjustment	$(8,533)	$(8,533)
Tax effect	1,792	1,792
Net of tax amount	$(6,741)	$(6,741)

Total accumulated other comprehensive (loss) income	$(2,173)	$3,190

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2021	cost	gains	losses	value
U.S. Government and Agency	$89,813	$126	$(293)	$89,646
Municipal	226,582	7,184	(1,490)	232,276
Corporate	24,786	311	(141)	24,956
Agency mortgage-backed	126,238	1,217	(1,338)	126,117
Private-label mortgage-backed	27,073	50	(74)	27,049
Asset-backed	45,514	359	(129)	45,744
Total	$540,006	$9,247	$(3,465)	$545,788

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2020	cost	gains	losses	value
U.S. Government and Agency	$12,594	$20	$(40)	$12,574
Municipal	236,253	11,020	(219)	247,054
Corporate	20,421	22	(155)	20,288
Agency mortgage-backed	70,443	1,905	(107)	72,241
Private-label mortgage-backed	8,412	56	(15)	8,453
Asset-backed	36,246	249	(165)	36,330
Total	$384,369	$13,272	$(701)	$396,940

At September 30, 2021 and December 31, 2020, the fair value of debt securities pledged to secure public funds and trust deposits totaled $168.0 million and $137.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at September 30, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$2,613	$2,644
Due after one year through five years	21,770	22,368
Due after five years through ten years	268,783	274,542
Due after ten years	48,015	47,324
	341,181	346,878
Mortgage-backed and asset-backed	198,825	198,910
	$540,006	$545,788

The composition of the net realized gains (losses) on debt securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds	$—	$1,225	$16,060	$1,390
Gross gains realized	—	7	169	7
Gross losses realized	—	(23)	(78)	(33)
Net gains (losses) realized	$—	$(16)	$91	$(26)

Tax (provision) benefit on net gains (losses) realized	$—	$3	$(19)	$5

Impairment:

The debt securities portfolio contained 204 securities with $234.8 million of temporarily impaired fair value and $3.5 million in unrealized losses at September 30, 2021. The total unrealized loss position has increased $2.8 million since year-end 2020.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at September 30, 2021, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency	$59,916	$(280)	15	$3,946	$(13)	5	$63,862	$(293)	20
Municipal	48,450	(971)	55	12,248	(519)	11	60,698	(1,490)	66
Corporate	8,447	(96)	17	1,455	(45)	2	9,902	(141)	19
Agency mortgage-backed	76,682	(1,179)	64	5,710	(159)	6	82,392	(1,338)	70
Private-label mortgage-backed	12,920	(74)	9	—	—	—	12,920	(74)	9
Asset-backed	1,952	(90)	14	3,074	(39)	6	5,026	(129)	20
Total temporarily impaired	$208,367	$(2,690)	174	$26,433	$(775)	30	$234,800	$(3,465)	204

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal	27,022	(219)	28	—	—	—	27,022	(219)	28
Corporate	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Private-label mortgage-backed	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2021	2020
Balance of cumulative credit-related OTTI at January 1	$272	$272
Decreases for previously recognized credit losses on securities that paid off	(15)	—
Balance of credit-related OTTI at September 30	$257	$272

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At September 30, 2021 and December 31, 2020, this investment was reported at fair value of $473 thousand and $391 thousand, respectively, with changes in value reported through income.

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

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motels, manufacturing facilities, and agricultural land.

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

Commercial loans present a higher level of credit risk than other loans because repayment ability is usually dependent on cash-flow from a business operation that can be affected by general economic conditions. On most Commercial real estate loans ongoing monitoring of cash flow and other financial performance indictors is completed at least annually through financial statement analysis. In the event of a default, collateral for these loans may be more difficult to liquidate, and the valuation of the collateral may decline more quickly than loans secured by other types of collateral.

Loans to governmental municipalities are also included in the Commercial class. These loans generally have less risk than Commercial & Industrial (C&I) loans due to the taxing authority of the municipality and its ability to assess fees on services.

This class also includes loans made as part of the Paycheck Protection Program (PPP). The PPP is a small business loan program, administered by the Small Business Administration (SBA), designed to assist in allowing small businesses to keep workers on the payroll during the COVID-19 pandemic. When workers are kept on the payroll for the qualifying period, the loan could be forgiven if the small business incurs eligible expenses. The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two years or five years with a fixed interest rate of 1% for the life of the loan. Because the PPP loans are 100% guaranteed by the SBA, they present no credit risk to the Bank once the SBA guarantee is fulfilled. However, if the SBA does not grant loan forgiveness, the PPP loan would present the same risk factors as any other commercial loan.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Residential Real Estate 1-4 Family
Consumer first liens	$75,649	$77,373
Commercial first lien	58,630	59,851
Total first liens	134,279	137,224

Consumer junior liens and lines of credit	65,279	60,935
Commercial junior liens and lines of credit	4,943	4,425
Total junior liens and lines of credit	70,222	65,360
Total residential real estate 1-4 family	204,501	202,584

Residential real estate - construction
Consumer	8,195	6,751
Commercial	13,883	9,558
Total residential real estate construction	22,078	16,309

Commercial real estate	527,092	503,977
Commercial	257,693	281,257
Total commercial	784,785	785,234

Consumer	6,804	5,577
	1,018,168	1,009,704
Less: Allowance for loan losses	(15,366)	(16,789)
Net Loans	$1,002,802	$992,915

Included in the loan balances are the following:
Net unamortized deferred loan (fees) costs	$853	$8

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$31	$5,378
Five-year loans	21,711	46,912
Total Paycheck Protection Program loans	$21,742	$52,290

Unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$—	$(165)
Five-year loans	(821)	(1,178)
Total unamortized deferred PPP loan fees	$(821)	$(1,343)

Loans pledged as collateral for borrowings and commitments from:
FHLB	$733,661	$840,850
Federal Reserve Bank	51,653	50,605
	$785,314	$891,455

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055
Charge-offs	—	—	—	—	(3)	(126)	—	(129)
Recoveries	—	—	—	—	436	4	—	440
Provision	33	25	18	810	(856)	157	(187)	—
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(11)	(162)	—	(214)
Recoveries	—	170	—	1	497	23	—	691
Provision	(63)	(151)	101	(463)	(1,279)	179	(224)	(1,900)
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555
Charge-offs	-	—	—	—	—	(28)	—	(28)
Recoveries	-	—	—	—	243	6	—	249
Provision	(2)	14	17	372	(52)	11	15	375
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	-	—	—	—	(365)	(87)	—	(452)
Recoveries	4	—	—	—	267	16	—	287
Provision	158	92	72	2,602	2,113	81	232	5,350
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
September 30, 2021
Loans evaluated for ALL:
Individually	$659	$—	$426	$11,371	$—	$—	$—	$12,456
Collectively	133,620	70,222	21,652	515,721	257,693	6,804	—	1,005,712
Total	$134,279	$70,222	$22,078	$527,092	$257,693	$6,804	$—	$1,018,168

ALL established for loans evaluated:
Individually	$—	$—	$—	$1,308	$—	$—	$—	$1,308
Collectively	492	245	367	7,380	4,886	137	551	14,058
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The following table shows additional information about those loans considered to be impaired as of the periods shown:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2021	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$659	$684	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	659	684	—	—	—
Residential real estate - construction	426	729	—	—	—
Commercial real estate	5,684	6,479	5,687	5,796	1,308
Commercial	—	—	—	—	—
Total	$6,769	$7,892	$5,687	$5,796	$1,308

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$637	$637	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	637	637	—	—	—
Residential real estate - construction	512	729	—	—	—
Commercial real estate	10,402	11,107	5,702	5,702	228
Commercial	—	—	—	—	—
Total	$11,551	$12,473	$5,702	$5,702	$228

The following table shows the average balance of impaired loans and related interest income for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$663	$8	$655	$24
Junior liens and lines of credit	—	—	—	—
Total	663	8	655	24
Residential real estate - construction	428	—	483	—
Commercial real estate	15,450	122	15,813	310
Commercial	—	—	—	—
Total	$16,541	$130	$16,951	$334

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$645	$12	$651	$30
Junior liens and lines of credit	—	—	—	—
Total	645	12	651	30
Residential real estate - construction	517	—	519	—
Commercial real estate	16,580	93	13,041	280
Commercial	—	—	—	—
Total	$17,742	$105	$14,211	$310

At September 30, 2021, the Bank had $38.0 thousand of residential properties in the process of foreclosure compared to $68.0 thousand at the end of 2020. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2021
Residential Real Estate 1-4 Family
First liens	$133,998	$9	$231	$—	$240	$41	$134,279
Junior liens and lines of credit	70,105	79	—	—	79	38	70,222
Total	204,103	88	231	—	319	79	204,501
Residential real estate - construction	21,652	—	—	—	—	426	22,078
Commercial real estate	519,065	—	—	—	—	8,027	527,092
Commercial	257,540	53	—	—	53	100	257,693
Consumer	6,779	21	1	3	25	—	6,804
Total	$1,009,139	$162	$232	$3	$397	$8,632	$1,018,168

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,056	$43	$58	$26	$127	$41	$137,224
Junior liens and lines of credit	65,212	115	23	—	138	10	65,360
Total	202,268	158	81	26	265	51	202,584
Residential real estate - construction	15,797	—	—	—	—	512	16,309
Commercial real estate	495,609	74	261	—	335	8,033	503,977
Commercial	280,930	219	—	—	219	108	281,257
Consumer	5,525	38	2	12	52	—	5,577
Total	$1,000,129	$489	$344	$38	$871	$8,704	$1,009,704

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2021
Residential Real Estate 1-4 Family
First liens	$134,279	$—	$—	$—	$134,279
Junior liens and lines of credit	70,222	—	—	—	70,222
Total	204,501	—	—	—	204,501
Residential real estate - construction	21,652	—	426	—	22,078
Commercial real estate	471,021	38,595	17,476	—	527,092
Commercial	255,693	1,780	220	—	257,693
Consumer	6,804	—	—	—	6,804
Total	$959,671	$40,375	$18,122	$—	$1,018,168

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,156	$—	$68	$—	$137,224
Junior liens and lines of credit	65,350	—	10	—	65,360
Total	202,506	—	78	—	202,584
Residential real estate - construction	15,797	—	512	—	16,309
Commercial real estate	449,478	35,947	18,552	—	503,977
Commercial	270,272	10,698	287	—	281,257
Consumer	5,565	—	12	—	5,577
Total	$943,618	$46,645	$19,441	$—	$1,009,704

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2021
Residential real estate - construction	1	$427	$—	$427	—	$—
Residential real estate	5	658	617	41	—	—
Commercial real estate - owner occupied	4	1,181	831	350	—	—
Commercial real estate - farm land	6	2,173	2,173	—	—	—
Commercial real estate - construction and land development	2	1,600	1,360	240	—	—
Commercial real estate	2	303	107	196	—	—
Total	20	$6,342	$5,088	$1,254	—	$—

December 31, 2020
Residential real estate - construction	1	$434	$434	$—	—	$—
Residential real estate	4	637	637	—	—	—
Commercial real estate - owner occupied	4	1,224	1,224	—	—	—
Commercial real estate - farm land	6	2,257	2,257	—	—	—
Commercial real estate - construction and land development	2	6,129	6,129	—	—	—
Commercial real estate	2	330	122	208	—	—
Total	19	$11,011	$10,803	$208	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

The following table reports new TDR loans during 2021, concession granted and the recorded investment as of September 30, 2021:

	New During Period
Nine Months Ended	Number of	Pre-TDR	After-TDR	Recorded
September 30, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$41	$41	multiple

The following table reports new TDR loans during 2020, concession granted and the recorded investment as of September 30, 2021:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$653	multiple
Commercial real estate - owner occupied	2	426	426	423	maturity
	3	$1,076	$1,076	$1,076

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$522	$149	$522	$466
Short-term lease cost	94	2	95	5
Variable lease cost	74	11	74	39
Total lease cost	$690	$162	$691	$510

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$491	$447

Weighted-average remaining lease term (years)	11.2	12.5
Weighted-average discount rate	3.36%	3.54%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2021 are as follows:

(Dollars in thousands)

2021	$166
2022	640
2023	650
2024	628
2025	588
2026 and beyond	3,396
Undiscounted cash flow	6,068
Imputed Interest	(1,087)
Total lease liability	$4,981

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at September 30, 2021 and December 31, 2020.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	September 30, 2021			December 31, 2020
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,699	Other Liabilities	$20	$6,836	Other Liabilities	$40
Total derivatives not designated as hedging instruments			$20			$40

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Other Contracts	Other income	$3	$-	$20	$(33)

As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Components of net periodic cost:
Service cost	$107	$83	$312	$249
Interest cost	96	131	279	394
Expected return on plan assets	(280)	(269)	(834)	(809)
Settlement expense	158	—	356	—
Recognized net actuarial loss	283	226	850	678
Total pension expense	$364	$171	$963	$512

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the third quarter of 2021. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Fair Value at September 30, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$473	$—	$—	$473

Available for sale:
U.S. Government and Agency securities	79,499	10,147	—	89,646
Municipal securities	—	232,276	—	232,276
Corporate securities	—	24,956	—	24,956
Agency mortgage-backed securities	—	126,117	—	126,117
Private-label mortgage-backed securities	—	27,049	—	27,049
Asset-backed securities	—	45,744	—	45,744
Total assets	$79,972	$466,289	$—	$546,261

(Dollars in thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$391	$—	$—	$391

Available for sale:
U.S. Government and Agency securities	—	12,574	—	12,574
Municipal securities	—	247,054	—	247,054
Corporate securities	—	20,288	—	20,288
Agency mortgage-backed securities	—	72,241	—	72,241
Private-label mortgage-backed securities	—	8,453	—	8,453
Asset-backed securities	—	36,330	—	36,330
Total assets	$391	$396,940	$—	$397,331

The fair value of derivative liabilities measured at fair value at September 30, 2021 and December 31, 2020 was $21 thousand and $40 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,379	$4,379
Total assets	$—	$—	$4,379	$4,379

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$5,474	$5,474
Total assets	$—	$—	$5,474	$5,474

(1)Includes assets that may have been charged-down to fair value during the reporting period or have a specific reserve established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2021. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2021.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

(Dollars in thousands)				Range
September 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Impaired loans	$4,379	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Non-real estate assets	100% (100%)

			Cost to sell	8%

				Range
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$5,474	Appraisal	Appraisal Adjustment	0% - 100% (66%)

			Cost to sell	8%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$98,893	$98,893	$98,893		$—	$—
Long-term interest-bearing deposits in other banks	10,742	10,742	10,742		—	—
Loans held for sale	4,114	4,223	—		4,223	—
Net loans	1,002,802	1,013,357	—		—	1,013,357
Accrued interest receivable	5,543	5,543	—		—	5,543

Financial liabilities:
Deposits	$1,544,295	$1,580,215	$—		$1,580,215	$—
Subordinate notes	19,581	20,169	—		20,169	—
Accrued interest payable	90	90	—		90	—

	December 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2		Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$57,146	$57,146	$57,146		$—	$—
Long-term interest-bearing deposits in other banks	12,741	12,741	12,741		—	—
Loans held for sale	9,446	9,446	—	9,446	9,446	—
Net loans	992,915	990,867	—		—	990,867
Accrued interest receivable	6,410	6,410	—		—	6,410

Financial liabilities:
Deposits	$1,354,573	$1,355,086	$—		$1,355,086	$—
Subordinate notes	19,555	19,750	—		19,750	—
Accrued interest payable	180	180	—		180	—

Note 12. Subordinated Notes

At September 30, 2021, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $419.0 thousand at September 30, 2021, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of

5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2021 was 8.23% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2021, the Bank was “well capitalized”.

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.91%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.97%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.91%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.97%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.16%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	16.23%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.57%	8.54%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.6 million for the third quarter of 2021, compared to $1.3 million in the third quarter of 2020 and $4.9 million for the first nine months of 2021, compared to $4.2 million for the first nine months of 2020.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $130 thousand for the third quarter of 2021, compared to $45 thousand in the third quarter of 2020 and $313 thousand for the first nine months of 2021, compared to $118 thousand for the first nine months of 2020.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $34 thousand for the third quarter of 2021, compared to $39 thousand for the third quarter of 2020 and $118 thousand for the first nine months of 2021, compared to $162 thousand for the first nine months of 2020.

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$308,157	$280,939
Consumer commitments to extend credit (secured)	80,611	71,761
Consumer commitments to extend credit (unsecured)	5,349	5,224
	$394,117	$357,924
Standby letters of credit	$22,939	$22,334

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At September 30, 2021, this reserve was $1.5 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at September 30, 2021 and December 31, 2020.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2021, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2021 and 2020

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $5.9 million ($1.31 per diluted share) for the third quarter of 2021 compared to $3.5 million ($.79 per diluted share) for the same period in 2020, and $5.3 million ($1.19 per diluted share) for the second quarter of 2021. Net income for year-to-date 2021 was $16.0 million ($3.60 per diluted share) compared to $8.2 million ($1.89 per diluted share) for the same nine-month period in 2020. Net income for both the third quarter of 2021 and the year-to-date period of 2021 was boosted by a gain of $1.8 million on the sale of the Bank’s headquarters building, as previously reported.

A summary of operating results for the third quarter of 2021 and year-to-date 2021 are as follows:

•Net interest income was $11.6 million, inclusive of $1.2 million of interest and fees from Paycheck Protection Program (PPP) loans, for the third quarter of 2021 compared to $10.8 million (including $865 thousand of interest and fees from the PPP program) for the second quarter of 2021 and $10.4 million for the third quarter of 2020. Year-to-date, net interest income was $33.3 million (including $2.8 million of PPP interest and fees) compared to $31.0 million for the same period in 2020. The net interest margin decreased to 2.89% for the third quarter of 2021 from 3.02% for the same quarter of the prior year. On a year-to-date comparison basis, the net interest margin was 2.91% for 2021 compared to 3.25% in 2020.  The yield on earning assets decreased in both the third quarter of 2021 versus 2020 third quarter comparison (down 0.20%) and the year over year comparison (down 0.48%) as all asset classes had lower yields as market rates remained low during the year. The year-to-date cost of interest-bearing deposits decreased from 0.39% in 2020 to 0.16% in 2021 while the cost of total deposits decreased from 0.32% in 2020 to 0.13% in 2021 as the Bank reduced deposit rates to offset lower asset yields.

•Earning assets for the third quarter of 2021 averaged $1.6 billion compared to $1.4 billion for the same period in 2020, and year-to-date 2021 average earning assets were 20.6% greater than 2020. The 2021 average balance of the investment portfolio increased $214.1 million over the same year-to-

date comparative period, primarily in the municipal bond portfolio. The average balance of the loan portfolio increased from $983.2 million for the first nine months of 2020 to $1.0 billion in 2021. The average balance of the commercial loan portfolio increased $12.9 million, due to the addition of PPP loans which totaled $21.7 million at September 30, 2021 and averaged $50.3 million for the year-to-date period. The average balance of deposits for the year increased $242.5 million (19.9%) over the same period in 2020 with every deposit category increasing except for time deposits.

•The provision for loan loss expense for the third quarter of 2021 was $0 compared to a $1.1 million reversal in the second quarter of 2021, and a provision expense of $375 thousand for the third quarter of 2020. Year-to-date, the provision for loan loss expense was a reversal of $1.9 million compared to a $5.4 million provision expense for the same period in 2020. The 2020 provision expense was the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the projected economic effects and impact of the COVID-19 pandemic. As of September 30, 2021, several qualitative factors were reduced throughout the year reflecting a lower risk of loss in the loan portfolio, and the twenty-quarter historical average charge-off rate used in the calculation decreased, thereby resulting in a reversal of the provision for loan loss expense. The allowance for loan loss ratio was 1.51% of gross loans as of September 30, 2021, compared to 1.66% at December 31, 2020. Excluding the PPP loans, the allowance for loan loss ratio was 1.54% at the end of the third quarter of 2021 and 1.75% at year-end 2020.

•Noninterest income totaled $6.2 million for the third quarter of 2021 compared to $4.5 million in the second quarter of 2021 and $3.6 million for the comparable quarter of 2020. Year-to-date, noninterest income was $14.9 million compared to $10.9 million in 2020. The third quarter of 2021 and the year-to-date period were both boosted by a gain of $1.8 million on the sale of the Bank’s headquarters building, as previously reported. Other significant year-to-date variances include increases in Investment and Trust Services fees ($813 thousand), gains on the sale of mortgages ($990 thousand) and debit card income ($295 thousand). These increases were partially offset by a decrease of $665 thousand from gains on bank owned life insurance.

•Noninterest expense for the third quarter of 2021 was $11.0 million compared to $10.1 million in the prior quarter and $9.6 million for the third quarter of 2020. Year-to-date, noninterest expense was $31.3 million in 2021 compared to $28.8 million in 2020. The following categories contributed to the year-over-year increase: salaries and benefits increased $1.5 million, FDIC insurance increased $287 thousand, data processing expense increased $346 thousand, and nonservice pension expense increased $388 thousand. Other expenses decreased $545 thousand due primarily to a $636 thousand expense reversal relating to the reversal of a previously established off-balance sheet liability reserve.

•The effective tax rate was 13.7% and 15.1% for the third quarter and year-to-date period of 2021, respectively.

Total assets at September 30, 2021 were $1.732 billion compared $1.535 billion at December 31, 2020. Significant balance sheet changes since December 31, 2020, include:

•Short-term interest-bearing deposits in other banks increased $38.3 million and the investment portfolio increased $148.8 million.

•The net loan portfolio increased $9.9 million over the year-end 2020 balance. The increase occurred primarily in the residential real estate construction portfolio. Commercial loans were flat from year-end 2020, as new production was completely offset by a $30.5 million reduction in PPP loans. The Bank held $21.7 million in PPP loans at September 30, 2021 ($52.3 million at December 31, 2020) with $821 thousand of deferred PPP fees remaining to be recognized.

•As of September 30, 2021, the Bank had no loans under a COVID modified payment schedule and all loans previously on modified payment have returned to contractual payment schedules.

•Deposits increased $189.7 million (14.0%) over year-end 2020, with all deposit products showing an increase except time deposits. Money management accounts and interest-bearing checking products showed the largest increases over the prior year-end.

•Shareholders’ equity increased $7.7 million from December 31, 2020, due primarily to an increase of $11.9 million in retained earnings during 2021 partially offset by a decrease of $5.4 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. At September 30, 2021, the book value of the Corporation’s common stock was $34.49 per share and the tangible book value was $32.46 per share. In December 2020, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period. As of September 30, 2021, 35,244 shares have been repurchased under the plan.

Key performance ratios as of, or for the three months ended September 30, 2021 and 2020 and the year ended December 31, 2020 are listed below:

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share)	2021	2020	2020

Balance Sheet Highlights
Total assets	$1,732,441	$1,535,038	$1,511,213
Investment and equity securities	546,261	397,331	346,774
Loans, net	1,002,802	992,915	1,005,807
Deposits	1,544,295	1,354,573	1,336,749
Shareholders' equity	152,838	145,176	139,574

Summary of Operations
Interest income	$35,440	$45,939	$34,068
Interest expense	2,178	3,978	3,100
Net interest income	33,262	41,961	30,968
(Recovery of) provision for loan losses	(1,900)	4,625	5,350
Net interest income after provision for loan losses	35,162	37,336	25,618
Noninterest income	14,899	15,084	10,903
Noninterest expense	31,265	39,362	28,821
Income before income taxes	18,796	13,058	7,700
Federal income tax expense (benefit)	2,833	258	(548)
Net income	$15,963	$12,800	$8,248

Performance Measurements
Return on average assets*	1.29%	0.91%	0.80%
Return on average equity*	14.46%	9.56%	8.33%
Return on average tangible equity (1)*	15.40%	10.24%	8.94%
Efficiency ratio (1)	63.70%	67.32%	66.93%
Net interest margin*	2.91%	3.21%	3.25%

Shareholders' Value (per common share)
Diluted earnings per share	$3.60	$2.93	$1.89
Basic earnings per share	3.61	2.94	1.90
Regular cash dividends declared	0.93	1.20	0.90
Book value	34.49	33.07	31.93
Tangible book value (1)	32.46	31.02	29.87
Market value	31.77	27.03	21.38
Market value/book value ratio	92.11%	81.74%	66.96%
Market value/tangible book value ratio	97.88%	87.13%	71.58%
Price/earnings multiple*	6.62	9.23	6.77
Current quarter dividend yield*	3.90%	4.44%	5.61%
Dividend payout ratio year-to-date	25.72%	40.83%	47.45%

Safety and Soundness
Average equity/average assets	8.94%	9.48%	9.62%
Risk-based capital ratio (Total)	18.16%	17.69%	17.62%
Leverage ratio (Tier 1)	8.53%	8.69%	8.75%
Common equity ratio (Tier 1)	14.91%	14.32%	14.21%
Nonperforming loans/gross loans	0.85%	0.87%	0.93%
Nonperforming assets/total assets	0.50%	0.57%	0.63%
Allowance for loan losses as a % of loans	1.51%	1.66%	1.68%
Net loans (recovered) charged-off/average loans*	-0.06%	-0.02%	0.02%

Assets under Management
Trust assets under management (fair value)	$907,441	$836,381	$775,013
Held at third-party brokers (fair value)	115,120	112,624	106,238

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

(Dollars in thousands, except per share)	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2021	December 31, 2020	September 30, 2020
Return on Tangible Equity (non-GAAP)
Net income	$15,963	$12,800	$8,248

Average shareholders' equity	147,198	133,958	132,095
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	138,182	124,942	123,079

Return on average tangible equity (non-GAAP)*	15.40%	10.24%	8.94%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$152,838	$145,176	$139,574
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	143,822	136,160	130,558

Shares outstanding (in thousands)	4,431	4,389	4,371

Tangible book value per share (non-GAAP)	32.45814	31.02	29.87

Efficiency Ratio
Noninterest expense	$31,265	$39,362	$28,821

Net interest income	33,262	41,961	30,968
Plus tax equivalent adjustment to net interest income	1,098	1,407	1,028
Plus noninterest income, net of securities transactions	14,725	15,104	11,068
Total revenue	49,085	58,472	43,064

Efficiency ratio (Noninterest expense/total revenue)	63.70%	67.32%	66.93%

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

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020:

Tax equivalent net interest income increased $1.2 million to $12.0 million in the third quarter of 2021 compared to $10.8 million for the same period in 2020. Balance sheet volume contributed $478 thousand to tax equivalent net interest income and changes in rates contributed $709 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30,
	2021			2020

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$109,617	$66	0.24%	$75,686	$72	0.38%
Investment securities:
Taxable	434,380	1,907	1.74%	231,803	1,162	1.99%
Tax Exempt	91,742	663	2.89%	84,740	635	3.00%
Investments	526,122	2,570	1.94%	316,543	1,797	2.25%
Loans:
Commercial, industrial and agricultural	845,154	8,785	4.09%	871,753	8,460	3.82%
Residential mortgage	70,614	604	3.48%	73,497	641	3.64%
Home equity loans and lines	84,133	535	2.52%	72,655	614	3.35%
Consumer	6,968	109	6.21%	6,707	42	2.48%
Loans	1,006,869	10,033	3.92%	1,024,612	9,757	3.75%
Total interest-earning assets	1,642,608	$12,669	3.06%	1,416,841	$11,626	3.26%
Other assets	70,210			62,990
Total assets	$1,712,818			$1,479,831

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$489,639	$138	0.11%	$401,668	$165	0.16%
Money Management	544,660	208	0.15%	468,782	264	0.22%
Savings	114,224	16	0.06%	96,919	15	0.06%
Time	69,602	85	0.48%	80,693	243	1.19%
Total interest-bearing deposits	1,218,125	447	0.15%	1,048,062	687	0.26%

Subordinated Notes	19,575	263	5.37%	12,364	167	5.36%
Total interest-bearing liabilities	1,237,700	710	0.23%	1,060,426	854	0.32%
Noninterest-bearing deposits	305,617			267,404
Other liabilities	15,201			15,402
Shareholders' equity	154,300			136,599
Total liabilities and shareholders' equity	$1,712,818			$1,479,831
T/E net interest income/Net interest margin		11,959	2.89%		10,772	3.02%
Tax equivalent adjustment		(365)			(389)
Net interest income		$11,594			$10,383

Net Interest Spread			2.83%			2.94%
Cost of Funds			0.18%			0.26%
Cost of Deposits			0.12%			0.21%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for the third quarter of 2021, compared to an expense of $375 thousand in the third quarter of 2020. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2021, noninterest income increased $2.6 million from the same period in 2020. Investment and trust service fees increased primarily due to an increase in asset management fees. Deposit service charges and fees increased due to the addition of new deposit products. The life insurance gain was from a bank-owned life insurance policy. The gain on sale of premise was from the sale of the current headquarters at 20 South Main Street Chambersburg, PA as previously reported.

The following table presents a comparison of noninterest income for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$1,740	$1,433	$307	21.4
Loan service charges	224	206	18	8.7
Gain on sale of loans	529	504	25	5.0
Deposit service charges and fees	674	497	177	35.6
Other service charges and fees	397	382	15	3.9
Debit card income	550	491	59	12.0
Increase in cash surrender value of life insurance	109	110	(1)	(0.9)
Bank owned life insurance gain	147	—	147	NA
Net gains on sales of debt securities	—	(16)	16	100.0
Change in fair value of equity securities	(9)	(39)	30	(76.9)
Gain on sale of premise	1,776	—	1,776	NA
Other	45	35	10	28.6
Total noninterest income	$6,182	$3,603	$2,579	71.6

Noninterest Expense

Noninterest expense for the third quarter of 2021 increased $1.3 million compared to the same period in 2020. Salary expense increased primarily due to additional expense for incentive compensation programs. Data processing expenses were higher due to increases in usage of the Bank’s mobile banking platforms. Nonservice pension increased due to pension settlement expenses.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2021	2020	Amount	%
Salaries and benefits	$5,958	$5,421	$537	9.9
Net occupancy	908	838	70	8.4
Marketing and advertising	413	384	29	7.6
Legal and professional	579	499	80	16.0
Data processing	1,040	871	169	19.4
Pennsylvania bank shares tax	308	263	45	17.1
FDIC insurance	181	128	53	41.4
ATM/debit card processing	342	285	57	20.0
Telecommunications	101	110	(9)	(8.2)
Nonservice pension	257	88	169	192.0
Other	899	762	137	18.0
Total noninterest expense	$10,986	$9,649	$1,337	13.9

Provision for Income Taxes

For the third quarter of 2021, the Corporation recorded a Federal income tax expense of $928 thousand compared to $500 thousand for the same quarter in 2020. The effective tax rate for the third quarter of 2021 was 13.7% compared to 12.6% for the third quarter of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income driven by the large change in the provision for loan loss expense year-over-year. The federal statutory tax rate is 21% for 2021 and 2020.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

Tax equivalent net interest income increased $2.4 million to $34.4 million in the first nine months of 2021 compared to $32.0 million for the same period in 2020. Balance sheet volume contributed $3.2 million to tax equivalent net interest income but was offset by a $863 thousand change in rates.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30,
	2021			2020

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$104,340	$178	0.23%	$74,043	$412	0.74%
Investment securities:
Taxable	374,436	5,301	1.89%	198,661	3,282	2.20%
Tax Exempt	92,310	1,997	2.89%	53,983	1,293	3.20%
Investments	466,746	7,298	2.09%	252,644	4,575	2.41%
Loans:
Commercial, industrial and agricultural	850,191	25,355	3.94%	837,301	25,909	4.08%
Residential mortgage	68,413	1,792	3.51%	70,265	2,067	4.01%
Home equity loans and lines	83,052	1,577	2.54%	69,075	1,946	3.75%
Consumer	6,929	338	6.52%	6,579	187	3.79%
Loans	1,008,585	29,062	3.82%	983,220	30,109	4.05%
Total interest-earning assets	1,579,671	$36,538	3.09%	1,309,907	$35,096	3.57%
Other assets	66,296			63,925
Total assets	$1,645,967			$1,373,832

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$463,368	$372	0.11%	$366,575	$637	0.23%
Money Management	529,257	612	0.15%	449,777	1,347	0.40%
Savings	110,792	47	0.06%	90,945	90	0.13%
Time	71,946	359	0.67%	83,226	859	1.37%
Total interest-bearing deposits	1,175,363	1,390	0.16%	990,523	2,933	0.39%

Subordinated Notes	19,567	788	5.37%	4,152	167	5.36%
Total interest-bearing liabilities	1,194,930	2,178	0.24%	994,675	3,100	0.42%
Noninterest-bearing deposits	288,558			230,911
Other liabilities	15,281			16,151
Shareholders' equity	147,198			132,095
Total liabilities and shareholders' equity	$1,645,967			$1,373,832
T/E net interest income/Net interest margin		34,360	2.91%		31,996	3.25%
Tax equivalent adjustment		(1,098)			(1,028)
Net interest income		$33,262			$30,968

Net Interest Spread			2.85%			3.15%
Cost of Funds			0.20%			0.34%
Cost of Deposits			0.13%			0.32%

Provision for Loan Losses

The Bank recorded a reversal of $1.9 million in the provision for loan loss for the first nine months of 2021, compared to an expense of $5.4 million in the first nine months of 2020. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2021, noninterest income increased $4.0 million from the same period in 2020. Trust and investment service fees increased primarily due to an increase in asset management fees. Gain on sale of loans increased as mortgage production was higher in 2021 compared to 2020. Debit card income increased due to an increase in activity. The gain on sale of premise was from the sale of the current headquarters at 20 South Main Street Chambersburg, PA as previously reported.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$5,282	$4,469	$813	18.2
Loan service charges	647	620	27	4.4
Gain on sale of loans	1,866	876	990	113.0
Deposit service charges and fees	1,613	1,459	154	10.6
Other service charges and fees	1,214	1,065	149	14.0
Debit card income	1,642	1,347	295	21.9
Increase in cash surrender value of life insurance	336	346	(10)	(2.9)
Bank owned life insurance gain	147	812	(665)	(81.9)
Net gains on sales of debt securities	91	(26)	117	450.0
Change in fair value of equity securities	83	(139)	222	(159.7)
Gain on sale of premise	1,776	—	1,776	NA
Other	202	74	128	173.0
Total noninterest income	$14,899	$10,903	$3,996	36.7

Noninterest Expense

Noninterest expense for the first nine months of 2021 increased $2.4 million compared to the same period in 2020. Salary expense increased primarily due to health insurance costs from the Bank’s self-insured plan, as claims increased in 2021 versus the same period in 2020, and higher expenses for incentive compensation programs. Data processing expenses were higher due to increases in usage of the Bank’s mobile banking platforms. FDIC insurance expense increased primarily due to growth of the Bank’s balance sheet. Nonservice pension increased due to pension settlement expenses. Other expenses decreased in 2021 due to a $636 thousand allowance previously established for an off-balance sheet liability that was reversed with an offsetting amount reversed from other expense, compared to a $250 thousand reversal in the prior year-to-date period related to the same off-balance sheet liability.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2021	2020	Amount	%
Salaries and employee benefits	$17,861	$16,337	$1,524	9.3
Net occupancy	2,675	2,533	142	5.6
Marketing and advertising	1,153	1,303	(150)	(11.5)
Legal and professional	1,552	1,324	228	17.2
Data processing	2,857	2,511	346	13.8
Pennsylvania bank shares tax	708	701	7	1.0
FDIC insurance	563	276	287	104.0
ATM/debit card processing	967	828	139	16.8
Telecommunications	314	323	(9)	(2.8)
Nonservice pension	651	176	475	269.9
Other	1,964	2,509	(545)	(21.7)
Total noninterest expense	$31,265	$28,821	$2,444	8.5

Provision for Income Taxes

For the first nine months of 2021, the Corporation recorded a Federal income tax expense of $2.8 million compared to a tax benefit of $548 million for the same period in 2020. Part of the tax benefit in 2020 was a $1.1 million tax benefit from the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) which allowed for net operating losses (NOL) from prior years to be carried back to past year instead of forward to future periods. The effective tax rate for the first nine months of 2021 was 15.1% compared to 7.3% (excluding the NOL benefit) for the first nine months of 2020. The increase in the effective tax rate was due primarily to higher pre-tax income driven by the large change in the provision for loan loss expense year-over-year. The benefit of tax-exempt income increased only slightly year-over-year. The federal statutory tax rate is 21% for 2021 and 2020.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $98.9 million at September 30, 2021, an increase of $41.8 million from the prior year-end balance of $57.1 million. Interest-bearing deposits are held primarily at the Federal Reserve ($77.0 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $155.6 million on a cost basis since year-end 2020. The portfolio is comprised primarily of municipal securities and U.S. Agency mortgage-backed securities at approximately 43% and 23% of the portfolio fair value, respectively. The average life of the portfolio was 6.6 years.

The AFS securities portfolio had a net unrealized gain of $5.8 million at September 30, 2021 compared to a net unrealized gain of $12.6 million at the prior year-end. The portfolio averaged $466.7 million with a yield of 2.09% for the first nine months of 2021. This compares to an average of $252.6 million and a yield of 2.41% for the same period in 2020.

The municipal bond portfolio is well diversified geographically (220 issuers) and is comprised primarily of general obligation bonds (65%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (12%), Michigan (11%), and Pennsylvania (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $3.5 million, compared to $701 thousand at December 31, 2020. The municipal bond portfolio had the largest unrealized loss of $1.5 million, 43% of the total unrealized loss ($3.5 million). There are 204 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised of 5 variable rate bank issued trust preferred securities with a fair value of $4.1 million and 43 fixed rate bank issued subordinated notes with a fair value of $20.8 million. This portfolio has an unrealized loss of $141 thousand on 19 securities with a fair value of $9.9 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. None of these issuers have suspended or missed a dividend or interest payment. At September 30, 2021, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the asset-backed securities portfolio decreased $36 thousand from December 31, 2020. FFELP (Federal Family Education Loan Program) bonds make up the majority of this sector and have a 97% guarantee from the U.S. Department of Education. The FFELP bonds are all rated AAA. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $495 thousand of restricted stock at September 30, 2021. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $1.9 million over year-end 2020. For the first nine months of 2021, the Bank originated $81.2 million and sold $88.4 million in mortgages through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($13.9 million), while loans for individuals to construct personal residences totaled $8.2 million at September 30, 2021. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $527.1 million from $504.0 million at the end of 2020. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($77.6 million), apartment units ($71.8 million), office building ($54.6 million), land development ($47.3 million), and manufacturing facility ($38.8 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 18 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $89.2 million. At September 30, 2021, the Bank had $26.0 million in real estate construction loans funded with an interest reserve and capitalized $558 thousand of interest in 2021 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $23.6 million to $257.7 million at September 30, 2021, compared to $281.3 million at the end of 2020, primarily due to PPP forgiveness. At September 30, 2021, the Bank had approximately $150 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($60.4 million), utilities ($52.7 million), real estate rental and leasing ($14.4 million), educational services ($12.9 million) and transportation and warehousing ($10.2 million). This category also includes $21.7 million of PPP loans that are 100% guaranteed by the SBA.

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At September 30, 2021, the outstanding commercial participations accounted for 6.9%, or $69.9 million, of total gross loans compared to 6.8% and $68.7 million at December 31, 2020. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $81.7 million, compared to $84.0 million at December 31, 2020. The commercial loan participations are comprised of $16.4 million of Commercial loans and $53.5 million of CRE loans, reported in the respective loan class.

Consumer loans: This category increased by $1.2 million to $6.8 million at September 30, 2021, compared to $5.6 million at prior year-end and is mainly comprised of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$75,649	$77,373	$(1,724)	(2.2)
Commercial first lien	58,630	59,851	(1,221)	(2.0)
Total first liens	134,279	137,224	(2,945)	(2.1)

Consumer junior liens and lines of credit	65,279	60,935	4,344	7.1
Commercial junior liens and lines of credit	4,943	4,425	518	11.7
Total junior liens and lines of credit	70,222	65,360	4,862	7.4
Total residential real estate 1-4 family	204,501	202,584	1,917	0.9

Residential real estate - construction
Consumer	8,195	6,751	1,444	21.4
Commercial	13,883	9,558	4,325	45.3
Total residential real estate construction	22,078	16,309	5,769	35.4

Commercial real estate	527,092	503,977	23,115	4.6
Commercial	257,693	281,257	(23,564)	(8.4)
Total commercial	784,785	785,234	(449)	(0.1)

Consumer	6,804	5,577	1,227	22.0
	1,018,168	1,009,704	8,464	0.8
Less: Allowance for loan losses	(15,366)	(16,789)	1,423	(8.5)
Net Loans	$1,002,802	$992,915	$9,887	1.0

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$31	$5,378
Five-year loans	21,711	46,912
Total Paycheck Protection Program loans	$21,742	$52,290	$(30,548)	(58.4)

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $58.5 million at September 30, 2021 compared to $66.1 million at December 31, 2020. The improvement in the watch list loans occurred primarily in 6-OAEM rated commercial loans. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $8.6 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September, 2021, the Bank had loans of $20.6 million (2.0% of gross loans) that exceeded the supervisory limit, compared to 2.3% at year-end 2020. Potential problem loans, defined as watch list loans less loans on nonaccrual or past due more than 90 days totaled $49.9 million at September 30, 2021 compared to $53.2 million at December 31, 2020.

Loan quality, as measured by nonperforming loans is nearly unchanged during the first nine months of 2021 with $8.7 million of nonperforming loans and a nonperforming loan ratio of .85%

The following table presents a summary of nonperforming assets as of:

	September 30,	December 31,
(Dollars in thousands)	2021	2020

Nonaccrual loans
Residential Real Estate 1-4 Family
First liens	$41	$41
Junior liens and lines of credit	38	10
Total	79	51
Residential real estate - construction	426	512
Commercial real estate	8,027	8,033
Commercial	100	108
Total nonaccrual loans	8,632	8,704

Loans past due 90 days or more and still accruing
Residential Real Estate 1-4 Family
First liens	—	26
Junior liens and lines of credit	—	—
Total	—	26
Commercial real estate	—	—
Consumer	3	12
Total loans past due 90 days or more and still accruing	3	38

Total nonperforming loans	8,635	8,742

Other real estate owned	—	—
Total nonperforming assets	$8,635	$8,742

Nonperforming loans to total gross loans	0.85%	0.87%
Nonperforming assets to total assets	0.50%	0.57%
Allowance for loan losses to nonperforming loans	177.95%	192.05%

The following table identifies the most significant loans in nonaccrual status. These two nonaccrual loans account for 80% of the total nonaccrual balance.

(Dollars in thousands)
		ALL	Nonaccrual	TDR			Collateral
	Balance	Reserve	Date	Status	Collateral	Location	Value (1)

Credit 1	$1,203	$—	Mar-12	Y	1st and 2nd liens on commercial real estate, residential real estate and business assets	PA	$2,807
Credit 2	5,687	1,308	Sep-20	N	1st and 2nd liens on commercial real estate (hotel) and all related business assets	PA	$4,379
	$6,890	$1,308

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. However, an impaired TDR loan can be a performing loan. Impaired loans totaled $6.3 million compared to $11.0 million at year-end 2020. TDR loans not performing in accordance with the modified terms were $1.3 million at quarter-end.

At September 30, 2021 the Bank had no loans modified under the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus or Section 4013 of the CARES Act.

Paycheck Protection Program. In March 2020, Congress passed the CARES Act to provide economic relief to small businesses and consumers affect by the COVID-19 pandemic. Included in this Act was the Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA). The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two-years or five-years with a fixed interest rate of 1% for the life of the loan. Borrowers of PPP loans do not have to make payments on the loan during the SBA defined deferral period, and then the loans will fully amortize for the remainder of the two- or five-year terms. At September 30, 2021 the Bank held $21.7 million in PPP loans with a 5-year maturity.

The SBA paid originating banks a processing fee ranging from 1% to 5% of the loan, depending on the loan balance for PPP funding. The Bank recognizes these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At September 30, 2021, the Bank had $821 thousand of PPP fees remaining to be recognized. The PPP loans are 100% guaranteed by the SBA, thereby presenting no credit risk to the Bank once the SBA guarantee is fulfilled, if necessary.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses. The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2021 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components; specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. These loans totaled $289 thousand and Management does not believe excluding these loans from the specific reserve analysis presents any additional risk. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $1.3 million specific reserve established for one impaired loan at September 30, 2021 compared to $228 thousand at year-end 2020 on the same loan.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, are excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $2.5 million compared to $3.6 million at year-end 2020. The decrease in the quantitative allowance was due primarily to a decrease in the twenty-quarter rolling historical loss rate used in the calculation.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high or very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. The qualitative allowance declined to $11.0 million at September 30, 2021 from $12.1 million at year-end 2020. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $551 thousand at September 30, 2021.

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

The following table shows, by loan segment, the activity in the ALL, the amount of allowance established in each category and the loans that were evaluated for the ALL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively) as of September 30, 2021.

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055
Charge-offs	—	—	—	—	(3)	(126)	—	(129)
Recoveries	—	—	—	—	436	4	—	440
Provision	33	25	18	810	(856)	157	(187)	—
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(11)	(162)	—	(214)
Recoveries	—	170	—	1	497	23	—	691
Provision	(63)	(151)	101	(463)	(1,279)	179	(224)	(1,900)
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

ALL at June 30, 2020	$580	$197	$242	$8,837	$5,845	$105	$749	$16,555
Charge-offs	-	—	—	—	—	(28)	—	(28)
Recoveries	-	—	—	—	243	6	—	249
Provision	(2)	14	17	372	(52)	11	15	375
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

ALL at December 31, 2019	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	-	—	—	—	(365)	(87)	—	(452)
Recoveries	4	—	—	—	267	16	—	287
Provision	158	92	72	2,602	2,113	81	232	5,350
ALL at September 30, 2020	$578	$211	$259	$9,209	$6,036	$94	$764	$17,151

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
September 30, 2021
Loans evaluated for ALL:
Individually	$659	$—	$426	$11,371	$—	$—	$—	$12,456
Collectively	133,620	70,222	21,652	515,721	257,693	6,804	—	1,005,712
Total	$134,279	$70,222	$22,078	$527,092	$257,693	$6,804	$—	$1,018,168

ALL established for loans evaluated:
Individually	$—	$—	$—	$1,308	$—	$—	$—	$1,308
Collectively	492	245	367	7,380	4,886	137	551	14,058
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The allocation of the allowance for loan losses is based on estimates and is not intended to imply limitations on the usage of the allowance. The entire allowance is available to absorb any losses without regard to the category in which the loan is classified.

The following table shows the ALL and charge-off ratios for the periods ended:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2021	December 31, 2020	September 30, 2020
Net charge-offs (recoveries)/average loans*	-0.06%	-0.02%	0.02%
Allowance for loan losses as a % of loans	1.51%	1.66%	1.68%
Net (recoveries) charge-offs	$(477)	$(198)	$165
* Annualized

Deposits:

Total deposits increased $189.7 million during the first nine months of 2021 to $1.544 billion. Noninterest-bearing deposits increased $52.7 million (primarily in small business and municipal deposits) and interest-bearing checking and savings deposits increased $142.7 million, while time deposits decreased $5.7 million. Interest-bearing checking increased by $79.5 million in retail and commercial deposits, while the Bank’s Money Management increased $56.6 million. Based on current information known to Management, the increases seem to stem from government stimulus payments to consumers, businesses and municipalities, lower spending as economic activity slowed during the pandemic and a sense of security offered by bank deposits in uncertain economic times. The decrease in time deposits is primarily in retail accounts.

As of September 30, 2021, the Bank had deposits of $244.3 million placed in the IntraFi Network deposit program ($178.8 million in interest-bearing checking and $65.5 million in money management) and $4.1 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2021, the Bank’s reciprocal deposits were 16.0% of total liabilities compared to 12.9% at year-end 2020.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest-bearing checking	$311,770	$259,060	$52,710	20.3

Interest-bearing checking	488,634	409,178	79,456	19.4
Money management	557,661	501,017	56,644	11.3
Savings	115,786	109,153	6,633	6.1
Total interest-bearing checking and savings	1,162,081	1,019,348	142,733	14.0

Time deposits	70,444	76,165	(5,721)	(7.5)
Total deposits	$1,544,295	$1,354,573	$189,722	14.0

Overdrawn deposit accounts reclassified as loans	$114	$86

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

Shareholders’ Equity:

Total shareholders’ equity increased $7.7 million to $152.8 million from December 31, 2020, due primarily to an increase of $11.9 million in retained earnings during 2021 partially offset by a decrease of $5.4 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. The Corporation’s net earnings of $16.0 million were partially offset by cash dividends of $4.1 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $1.3 million in new capital from optional cash contributions and $721 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 25.72% for the first nine months of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2021, the Corporation paid a $0.32 per share dividend, compared to $0.31 paid in the second quarter of 2021. On October 15, 2021, the Board of Directors declared a $0.32 per share regular quarterly dividend for the fourth quarter of 2021, which will be paid on November 24, 2021.

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 18, 2021. The Corporation repurchased 35,718 shares through September 30, 2021. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2021 was 8.23% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2021, the Bank was “well capitalized”.

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2021 and December 31, 2020 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2021	2020	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.91%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.97%	14.07%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.91%	14.32%	N/A	N/A
Farmers & Merchants Trust Company	14.97%	14.07%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.16%	17.69%	N/A	N/A
Farmers & Merchants Trust Company	16.23%	15.33%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.69%	N/A	N/A
Farmers & Merchants Trust Company	8.57%	8.54%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 5.2% in Cumberland County to 7.2% in Huntingdon County, as of the end of July. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $395 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2021.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$351,422	$—	$351,422
Federal Reserve Bank Discount Window	26,423	—	26,423
Correspondent Banks	56,000	—	56,000
Total	$433,845	$—	$433,845

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $413.3 million and $380.3 million, respectively, at September 30, 2021 and December 31, 2020. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At September 30, 2021, this reserve was $1.5 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2020 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2021. For more information on market risk refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and nine months ended September 30, 2021. For more information, refer to the Corporation’s 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2020, the Board of Directors authorized the 2020 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 18, 2020 and expiring on December 17, 2021. The following table presents the activity under this plan during the third quarter of 2021.

(Dollars in thousands, except per share)
Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Shares Yet To Be Purchased Under Program
July 2021	10,049	32.01	$321,716	116,796
August 2021	345	31.84	10,985	116,451
September 2021	1,695	31.83	53,947	114,756
	12,089		$386,648

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

Franklin Financial Services Corporation

November 8, 2021	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Office and President
(Principal Executive Officer)

November 8, 2021	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)