Form 10-K
period 2021-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2022-03-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

The aggregate market value of the 3,997,999 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2021 based on the price of such shares was $127,696,088.

There were 4,449,969 outstanding shares of the Registrant's common stock as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2021, are incorporated into Part III.

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

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market. The Corporation’s internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2022 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s internet address shall not, under any circumstances, be deemed to incorporate the information available at such internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov.

The Corporation conducts substantially all of its business through its wholly owned direct banking subsidiary, F&M Trust. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-one community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs) to retail, commercial, and municipal customers.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon. There are 22 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2021 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County	# of Locations	Deposits	Market Deposits	Market Share
Franklin	12	$1,062,351	$2,726,743	39%
Cumberland	7	332,142	10,566,277	3%
Fulton	2	92,222	258,235	36%
Huntingdon	1	24,247	770,588	3%
	22	$1,510,962	$14,321,843	11%

With increasing competition, many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.7 billion on December 31, 2021.

Human Capital

F&M Trust is committed to remaining independent by growing our bank to meet the increasing financial needs of our customers, communities, and shareholders. Our employees are critical to us achieving this vision. Fostering and maintaining a strong, healthy culture is a key strategic focus for us. Our core values of integrity, excellence, accountability, teamwork, and concern for our customers and communities reflect who we are collectively and guide our employees in their interactions with one another, our customers, communities, and shareholders. We make decisions with the long-term view in mind and collaborate to achieve the goals and results set forth in the bank’s strategic plan.

Engagement. To ensure we provide a good working environment for our employees, we regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. We annually engage an independent third party to conduct employee engagement surveys that provide us with feedback on key engagement drivers (i.e., Organization, Job & Career, Co-worker/Team, and Leader engagement). In 2021, we had a survey response rate of 97% for the fourth consecutive year. The highest scores on our key engagement drivers occurred in the Co-worker/Team and Job & Career indices, with

85% of employees indicating that they are satisfied at work. We consider the candid and robust feedback we receive from our employees to be a gift and take appropriate action to address any areas of employee concern.

Employee Onboarding and Development. Our recruiting practices and decisions on whom to hire are among the most important activities to maintaining our culture. Employees joining the bank are immersed in the bank’s culture and practices through a structured orientation and onboarding process that is supplemented by ongoing internal training opportunities. The bank’s training curriculum includes education tracks in the areas of leadership, engagement, sales, operations, and compliance. We encourage employees to discuss their professional development with their supervisors during coaching sessions to identify interests or possible cross-training areas. Longer-term, our succession planning activities help us to identify and develop internal personnel with potential to advance into key positions within the bank. A Management Trainee program, which will enable to us to develop high potential candidates into key bank positions identified in the Succession Plan, is also in development. A tuition aid program exists for educational pursuits related to present work or possible future positions.

Diversity, Equity, and Inclusion (DEI). At December 31, 2021, we had 280 employees on our team, nearly all of whom are full-time and of which the majority are women. We seek to recognize the unique contribution each individual brings to our company and are committed to supporting diversity, equity, and inclusion in all of our employment practices. We hire the best people for the job regardless of race, gender, ethnicity, or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our DEI principles are also reflected in our employee training and policies. We continue to enhance our DEI efforts, which are fully endorsed by our Senior Management team and Board of Directors. A DEI policy was formally adopted in 2021.

Health and Safety. The success of our bank is fundamentally connected to the well-being of our employees. Accordingly, we provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. We show our employees we care about their personal wellbeing through the offering of a robust wellness program that has been in existence since 2001. Over 63% of our workforce participated in our wellness program last year. In response to the COVID-19 pandemic, we launched a proactive response focused on communication, workplace health and safety, and new productivity measures that adjusted in accordance with public health guidance.

Retention. We continually monitor employee turnover rates as our success depends upon retaining our talented and committed personnel. Our Total Turnover for 2021 was 20.57%. In response to competitive compensation pressure in our markets, we adjusted starting wages for entry-level positions to enable us to recruit and retain employees more effectively. We believe the combination of competitive compensation achieved along with the bank’s culture and career growth and development opportunities have helped to extend employee tenure and reduce voluntary turnover.

Community Involvement. We aim to give back to the communities where we live and work and believe this commitment helps in our efforts to attract and retain employees. We encourage our employees at all levels to volunteer and/or serve on boards of non-profit organizations. The bank also provides financial support for various fundraising activities and programs offered by non-profit organizations in our communities, which are reviewed and approved by our Community Investment Committee. In 2021, the Corporation donated $446 thousand to 248 organizations in our communities and contributed $200 thousand and 251 scholarships to Kindergarten through 12th grade and Pre-Kindergarten schools and organizations through the Pennsylvania Educational Improvement Tax Credit program. In addition, employees of the Bank provided 1,882 volunteer hours to 47 different service organizations.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and under Pennsylvania law affect the Corporation and its subsidiaries.

General

The Corporation is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Act of 1956, as amended. The Corporation has also made an effective election to be treated as a "financial holding company." Financial holding companies are bank holding companies that meet certain minimum capital and other standards and are therefore entitled to engage in financially related activities on an expedited basis as further discussed below. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its Bank subsidiary during periods of financial stress or adversity. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

The Bank Holding Company Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Federal law and Pennsylvania law also require persons or entities desiring to acquire certain levels of share ownership (generally, 10% or more, or 5% or more for another bank holding company) of the Corporation to first obtain prior approval from the Federal Reserve and the Pennsylvania Department of Banking and Securities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) became law. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect the Corporation are the following:

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

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2021 was 8.55%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2021, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2021, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRE lending activity. Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total CRE loans represent 300% or more of total capital, and (2) the outstanding balance of the CRE loan portfolio has increased by 50% or more during the prior 36 months. The agencies state in the CRE Statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2021, the Bank was considered well capitalized and its assessment rate was approximately 4 basis points of the assessment base.

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

Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the Act) was signed into law. This comprehensive tax legislation provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Act repeals the corporate alternative minimum tax, provides for earlier recognition of certain revenue, accelerates expensing of investments in tangible property and limits several deductions such as FDIC premiums, certain executive compensation and meals and entertainment expenses.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. At December 31, 2020 the Company had $67.6 million of loans modified under Section 4013 of the CARES Act. At December 31, 2021 all loans modified under the CARES ACT have returned to contractual payment schedules. For additional information see Item 1A. Risk Factors.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2021, approximately 75% ($747.9 million) of its loans were secured by real estate. Loans secured by real estate and the percent of the loan portfolio are reported in Table 8. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south- central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 85% ($845.2 million) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $600.7 million at December 31, 2021 and account for 60% of the total commercial loan portfolio. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

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

The Bank’s lending limit is approximately $41.3 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Fee income from the Bank’s Investment and Trust Services Department comprises a large percentage of total noninterest income. Fee income from Investment and Trust Services is comprised primarily of asset management fees as measured by the market value of assets under management. As such, the market values are directly related to stock market values. Therefore, any significant negative change in the value of assets under management due to stock market fluctuations could greatly reduce fee income and have a material adverse effect on our financial condition and results of operations.

A large component of fee income is dependent on two deposit services.

Fee income from the Bank’s debit card is a significant contributor of fee income. As technology changes and consumer payment preferences change it is possible that debit card income does not continue to grow or may decline. The Bank’s overdraft protection program has also been a significant contributor of fee income. It is possible that the usage of this product slows or that regulatory changes negatively affect the fees that can be charged for such services.

A large percentage of certificates of deposit have short-term maturities.

Seventy-five percent ($55.7 million) of the Bank’s certificates of deposit are scheduled to mature within one year. If the Bank is unable to retain these deposits, it may require the Bank to access other sources of liquidity that may carry a higher cost. However, these deposits only account for 3.5% of total deposits.

A large percentage of deposits may be highly sensitive to changes in interest rates.

Thirty-seven percent ($579.8 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases.

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

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business (and, in some cases, from the activities of companies we have acquired). These legal proceedings, whether founded or unfounded, could result in reputation damage and have an adverse effect on our financial condition and results of operation if they are not resolved in a manner favorable to the Corporation. Although we establish legal accruals for legal proceedings when information related to the loss contingencies represented by these matters indicates that both a loss is probable and that the amount of the loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts that may be accrued or included in estimates of possible losses or ranges of possible losses may not represent the actual loss to the Corporation. We discuss these matters further in Part I Item 3 Legal Proceedings and in Note 21 Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Report.

Public health crisis such as epidemics or pandemics could materially and adversely impact our business.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration, and likelihood of the current outbreak of COVID-19, or its variants; future actions taken by governmental authorities and/or other third parties in response to such outbreaks, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

As a result of continued or new outbreaks of COVID-10 or its variants, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the effects of the pandemic could result in the recognition of credit losses in our loan portfolios and an increase in our allowance for credit losses, particularly if businesses are restricted or are required to close again, the impact on the global, national, and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Due to the Corporation’s participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Corporation is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all of PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program (PPP). On December 21, 2020, a second round of COVID-19 relief authorized an additional $285 billion in PPP funding. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Corporation participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the guidance regarding the operation of the PPP along with the continually evolving nature of SBA rules, interpretations and guidelines concerning this program, which exposes us to risks relating to the noncompliance with the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

The Corporation also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the Corporation, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. At December 31, 2021, the Bank held $7.8 million of PPP loans compared to $52.3 million at the end of 2020.

The Corporation’s operations could be affected by climate change.

The Corporation’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Corporation and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Corporation and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Corporation’s carbon footprint, and the Corporation’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Corporation may face regulatory risk of increasing focus on the Corporation’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

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

Property	Owned	Leased
Facilities used in Banking Operations	15	10
Remote ATM Sites	3	5
Other Properties	1	1

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2021, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation had 1,626 shareholders of record as of December 31, 2021.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

The following table shows stock repurchase activity under approved plans:

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Shares Yet To Be Purchased Under Program
October 2021	1,320	32.02	$42,272	113,436
November 2021	204	31.97	6,521	113,232
December 2021	1,211	32.07	38,834	149,341
	2,735		$87,627

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2021; for the five year period ended December 31, 2021, in each case assuming an initial investment of $100 on December 31, 2016 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Franklin Financial Services Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Franklin Financial Services Corporation	$100.00	$134.41	$116.78	$148.08	$107.96	$137.67
Peer Group*	$100.00	$114.90	$112.30	$128.09	$103.38	$136.95
SNL Mid-Atlantic Bank	$100.00	$122.56	$104.72	$148.90	$134.59	$169.99
NASDAQ Composite	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85

*Peer Group consists of Mid Atlantic Banks with Assets between $1B-$2B as of 9/30/2021

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

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 26, 2022 at 9:00 a.m. in a virtual meeting format only. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2022 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:	Computershare
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2021	2020	2019	2018	2017
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,773,806	$1,535,038	$1,269,157	$1,209,587	$1,179,813
Investment and equity securities	530,292	397,331	187,873	131,846	127,336
Loans, net	983,746	992,915	922,609	960,960	931,908
Deposits	1,584,359	1,354,573	1,125,392	1,082,629	1,047,181
Shareholders' equity	157,065	145,176	127,528	118,396	115,144

Summary of Operations
Interest income	$47,573	$45,939	$49,235	$44,868	$39,885
Interest expense	2,902	3,978	7,113	4,214	2,491
Net interest income	44,671	41,961	42,122	40,654	37,394
Provision for loan losses	(2,100)	4,625	237	9,954	670
Net interest income after provision for loan losses	46,771	37,336	41,885	30,700	36,724
Noninterest income	19,488	15,084	15,424	12,629	12,189
Noninterest expense	43,245	39,362	38,314	37,369	43,172
Income before income taxes	23,014	13,058	18,995	5,960	5,741
Federal income tax expense (benefit)	3,398	258	2,880	(165)	3,565
Net income	$19,616	$12,800	$16,115	$6,125	$2,176

Performance Measurements
Return on average assets	1.17%	0.91%	1.29%	0.52%	0.19%
Return on average equity	13.20%	9.56%	13.17%	5.34%	1.80%
Return on average tangible equity (1)	14.05%	10.24%	14.22%	5.80%	1.94%
Efficiency ratio (1)	66.12%	67.32%	65.36%	68.27%	82.59%
Net interest margin, fully tax equivalent	2.88%	3.21%	3.68%	3.78%	3.72%

Shareholders' Value (per common share)
Diluted earnings per share	$4.42	$2.93	$3.67	$1.39	$0.50
Basic earnings per share	4.44	2.94	3.68	1.40	0.50
Regular cash dividends paid	1.25	1.2	1.17	1.05	0.93
Book value	35.36	33.07	29.30	26.85	26.44
Tangible book value (1)	33.34	31.02	27.23	24.81	24.37
Market value**	33.10	27.03	38.69	31.50	37.36
Market value/book value ratio	93.61%	81.74%	132.05%	117.32%	141.30%
Market value/tangible book value ratio	99.29%	87.13%	142.11%	126.97%	153.30%
Price/earnings multiple year-to-date	7.49	9.23	10.54	22.66	74.72
Current quarter dividend yield*	3.87%	4.44%	3.10%	3.43%	2.49%
Dividend payout ratio	28.16%	40.83%	31.74%	75.07%	185.25%

Safety and Soundness
Average equity/average assets	8.89%	9.48%	9.78%	9.73%	10.62%
Risk-based capital ratio (Total)	18.41%	17.69%	16.08%	15.21%	15.31%
Leverage ratio (Tier 1)	8.52%	8.69%	9.72%	9.78%	9.73%
Common equity ratio (Tier 1)	15.20%	14.32%	14.82%	13.96%	14.06%
Nonperforming loans/gross loans	0.74%	0.87%	0.42%	0.27%	0.28%
Nonperforming assets/total assets	0.42%	0.57%	0.31%	0.44%	0.45%
Allowance for loan loss/loans	1.51%	1.66%	1.28%	1.28%	1.25%
Net loan recoveries (charge-offs)/average loans	0.02%	0.02%	-0.07%	-0.97%	0.01%

Assets under Management
Trust and Investment Services (fair value)	$946,964	$836,381	$790,949	$684,825	$686,941
Held at third-party brokers (fair value)	58,052	112,624	127,976	122,213	158,145

*Annualized
** Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for 2021, 2020 and 2019 and the OTCQX for all prior periods
(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2021	2020	2019	2018	2017
Return on Average Tangible Equity (non-GAAP)
Net income	$19,616	$12,800	$16,115	$6,125	$2,176

Average shareholders' equity	148,637	133,958	122,377	114,625	120,993
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	139,621	124,942	113,361	105,609	111,977

Return on average tangible equity (non-GAAP)	14.05%	10.24%	14.22%	5.80%	1.94%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$157,065	$145,176	$127,528	$118,396	$115,144
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	148,049	136,160	118,512	109,380	106,128

Shares outstanding (in thousands)	4,441	4,389	4,353	4,409	4,355

Tangible book value (non-GAAP)	33.34	31.02	27.23	24.81	24.37

Efficiency Ratio (non-GAAP)
Noninterest expense	$43,245	$39,362	$38,314	$37,369	$43,172

Net interest income	44,671	41,961	42,122	40,654	37,394
Plus tax equivalent adjustment to net interest income	1,466	1,407	1,393	1,522	2,690
Plus noninterest income, net of securities transactions	19,271	15,104	15,102	12,564	12,186
Total revenue	65,408	58,472	58,617	54,740	52,270

Efficiency ratio (non-GAAP)	66.12%	67.32%	65.36%	68.27%	82.59%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Summary

Franklin Financial Services Corporation reported consolidated earnings $19.6 million ($4.42 per diluted share) for 2021 compared with $12.8 million ($2.93 per diluted share) for the same period in 2020.

•Year-to-date, net interest income was $44.7 million (including $3.3 million of PPP interest and fees), an increase of 6.5% compared to $42.0 million for the same period in 2020 (including $2.9 million of PPP interest and fees). On a year-over-year comparison, the net interest margin was 2.88% for 2021 compared to 3.21% in 2020. The decrease in the 2021 net interest margin was due primarily to a 0.45% decline in the yield on earning assets from 3.51% in 2020 to

3.06% in 2021 as all asset classes had lower yields in 2021. This decrease was partially offset by a reduction in the cost of interest-bearing liabilities from 0.39% for 2020 to 0.24% for 2021. Likewise, the cost of all deposits decreased from 0.28% in 2020 to 0.12% in 2021.

•Average earning assets for 2021 were $1.7 billion compared to $1.4 billion in 2020, an increase of 18.8%. In 2021, the average balance of interest-bearing cash balances increased $34.2 million (45.6%), the average balance of the investment portfolio increased $203.5 million (71.9%) and the average balance of the loan portfolio increased $16.1 million (1.6%), over the prior year averages. Within the loan portfolio, average commercial loan balances increased $5.8 million during the year. The average balance of PPP loans included in the commercial loan portfolio for 2021 was $41.4 million. Total deposits averaged $1.5 billion for 2021, an increase of $232 million (18.5%) over the average balance for 2020. All deposit categories reported a year-over-year increase in average balances, except for time deposits.

•The provision for loan loss expense was a reversal of $2.1 million compared to a $4.6 million provision expense for the same period in 2020. The 2020 provision expense was the result of an increase in several qualitative factors in the allowance for loan loss calculation due to the projected economic effects and impact of the COVID-19 pandemic. During 2021, several qualitative factors were reduced, reflecting a lower risk of loss in the loan portfolio, and the twenty-quarter historical average charge-off rate used in the calculation decreased, thereby resulting in a reversal of the provision for loan loss expense. The allowance for loan loss ratio was 1.51% of gross loans as of December 31, 2021, compared to 1.66% at December 31, 2020.

•Noninterest income was $19.5 million compared to $15.1 million in 2020. Significant year-to-date variances include the gain on sale of $1.8 million on the sale of the Bank’s headquarters building, increases in Investment and Trust Services fees ($1.1 million), gains on the sale of mortgages (up $894 thousand) and debit card income (up $326 thousand). These increases were partially offset by a decrease of $545 thousand from gains on bank owned life insurance.

•Noninterest expense was $43.2 million in 2021 compared to $39.4 million in 2020. The following categories contributed to the year-over-year increase: salaries and benefits increased $2.4 million (primarily incentive compensation and health insurance), FDIC insurance increased $278 thousand, data processing expense increased $607 thousand, and a nonservice pension settlement expense of $425 thousand. Other expenses decreased $293 thousand due primarily to a $636 thousand expense reversal relating to the reversal of a previously established off-balance sheet liability reserve.

•The effective tax rate was 14.8% for 2021.

Total assets at December 31, 2021 were $1.774 billion compared $1.535 billion at December 31, 2020, an increase of 15.6%. Significant balance sheet changes since December 31, 2020, include:

•Short-term interest-bearing deposits in other banks increased $124.6 million (310.8%) and the investment portfolio increased $132.9 million (33.5%).

•The net loan portfolio decreased $9.2 million over the year-end 2020 balance. Commercial loans were down $13.9 million from year-end 2020 as new production was completely offset by a $44.5 million reduction in PPP loans. The Bank held $7.8 million in PPP loans at December 31, 2021, and $370 thousand of deferred PPP fees remaining to be recognized.

•As of December 31, 2021, the Bank had no loans under a COVID modified payment schedule and all loans previously on modified payment have returned to contractual payment schedules.

•Deposits increased $230 million (17.0%) over year-end 2020, with all deposit products showing an increase except time deposits. Money management accounts and interest-bearing checking products showed the largest increases over the prior year-end.

•Shareholders’ equity increased $11.9 million from December 31, 2020, due primarily to an increase of $14.1 million in retained earnings during 2021 partially offset by a decrease of $3.7 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. At December 31, 2021, the book value of the Corporation’s common stock was $35.36 per share and tangible book value was $33.34 per share. In December 2021, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

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

Table 1 show the change in tax-equivalent net interest income year over year. Changes in interest income and expense are driven by changes in balance (volume) and changes in the average rate on interest-earning assets and interest-bearing liabilities. The changes attributable to rate or volume are shown in Table 2. The yield on earning assets (Table 3) declined from 3.51% for 2020 to 3.06% for 2021. The benefit provided by tax-exempt income was $1.5 million in 2021.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2021	2020	$	%
Interest income	$47,573	$45,939	$1,634	3.6
Interest expense	2,902	3,978	(1,076)	(27.0)
Net interest income	44,671	41,961	2,710	6.5
Tax equivalent adjustment	1,466	1,407	59	4.2
Tax equivalent net interest income	$46,137	$43,368	$2,769	6.4

Table 2 identifies increases and decreases in tax equivalent net interest income due to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2021 Compared to 2020			2020 Compared to 2019
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks	$159	$(386)	$(227)	$(11)	$(1,111)	$(1,122)
Investment securities:
Taxable	3,262	(771)	2,491	2,555	(580)	1,975
Nontaxable	877	(168)	709	826	(135)	691
Loans:
Commercial, industrial and agriculture	237	(924)	(687)	882	(4,599)	(3,717)
Residential mortgage	(89)	(271)	(360)	46	(324)	(278)
Home equity loans and lines	397	(849)	(452)	291	(1,002)	(711)
Consumer	10	209	219	39	(159)	(120)
Loans	555	(1,835)	(1,280)	1,258	(6,084)	(4,826)
Total net change in interest income	4,853	(3,160)	1,693	4,628	(7,910)	(3,282)

Interest expense on:
Interest-bearing checking	164	(439)	(275)	188	(671)	(483)
Money management	230	(988)	(758)	347	(2,908)	(2,561)
Savings	18	(59)	(41)	44	(318)	(274)
Time deposits	(110)	(514)	(624)	(56)	(152)	(208)
Other borrowings	—	—	—	(18)	(18)	(36)
Subordinate Notes	619	3	622	213	214	427
Total net change in interest expense	921	(1,997)	(1,076)	718	(3,853)	(3,135)
Change in tax equivalent net interest income	$3,932	$(1,163)	$2,769	$3,910	$(4,057)	$(147)

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2021			2020
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-bearing obligations of other banks	$109,263	$249	0.23%	$75,063	$476	0.63%
Investment securities:
Taxable	392,789	7,216	1.84%	219,815	4,725	2.15%
Tax Exempt	93,764	2,661	2.84%	63,246	1,952	3.09%
Investments	486,553	9,877	2.03%	283,061	6,677	2.36%
Loans:
Commercial, industrial and agricultural	849,201	33,982	4.00%	843,412	34,669	4.11%
Residential mortgage	68,581	2,382	3.47%	70,932	2,742	3.87%
Home equity loans and lines	83,465	2,103	2.52%	71,042	2,555	3.60%
Consumer	6,855	446	6.51%	6,581	227	3.45%
Loans	1,008,102	38,913	3.86%	991,967	40,193	4.05%
Total interest-earning assets	1,603,918	$49,039	3.06%	1,350,091	$47,346	3.51%
Other assets	67,381			63,507
Total assets	$1,671,299			$1,413,598

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$472,596	$521	0.11%	$379,564	$796	0.21%
Money Management	537,010	830	0.15%	460,447	1,588	0.34%
Savings	112,506	64	0.06%	93,645	105	0.11%
Time	72,525	438	0.60%	81,847	1,062	1.30%
Total interest-bearing deposits	1,194,637	1,853	0.16%	1,015,503	3,551	0.35%
Other borrowings	—	—	—	—	—	—
Subordinate notes	19,571	1,049	5.36%	8,022	427	5.32%
Total interest-bearing liabilities	1,214,208	2,902	0.24%	1,023,525	3,978	0.39%
Noninterest-bearing deposits	293,027			240,042
Other liabilities	15,427			16,073
Shareholders' equity	148,637			133,958
Total liabilities and shareholders' equity	$1,671,299			$1,413,598
T/E net interest income/Net interest margin		46,137	2.88%		43,368	3.21%
Tax equivalent adjustment		(1,466)			(1,407)
Net interest income		$44,671			$41,961

Net Interest Spread			2.82%			3.12%
Cost of Funds			0.19%			0.31%
Cost of Deposits			0.12%			0.28%

Provision for Loan Losses

In 2021, the Bank recorded gross loan charge-offs of $330 thousand, which were more than offset by $707 thousand of recoveries, resulting in net loan recovery of $377 thousand. For 2021, the Corporation reversed $2.1 million through the provision for loan loss expense. The allowance for loan losses was $15.1 million at year-end 2021 (1.51% of total loans), compared to $16.8 million at year-end 2020 (1.66% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Table 10.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2021 and 2020:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest Income
Investment and trust services fees	$7,111	$6,040	$1,071	17.7
Loan service charges	904	853	51	6.0
Gain on sale of loans	2,430	1,536	894	58.2
Deposit service charges and fees	2,258	1,977	281	14.2
Other service charges and fees	1,650	1,446	204	14.1
Debit card income	2,170	1,844	326	17.7
Increase in cash surrender value of life insurance	446	457	(11)	(2.4)
Bank owned life insurance gain	295	840	(545)	(64.9)
Net gain on sales of debt securities	127	29	98	337.9
Change in fair value of equity securities	90	(49)	139	(283.7)
Gain on sale of bank premises	1,776	—	1,776	N/A
Other	231	111	120	108.1
Total	$19,488	$15,084	$4,404	29.2

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $6.5 million for 2021, an increase of $865 thousand over 2020. The fair value of trust assets under management was $947.0 million at year-end, compared to $836.4 million at the end of 2020. By the nature of an estate settlement, these fees are considered nonrecurring. Estate fees increased by $260 thousand, to $454 thousand in 2021. Commissions from the sale of insurance and investment products decreased by $48 thousand compared to 2020.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees.

Gain on sale of loans: This category is comprised of fees from the sale of mortgages in the secondary market.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The increase of $281 thousand in this category was due to the addition of new deposit products.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. Merchant card fees increased $45 thousand while ATM fees increased $25 thousand, due to higher usage.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees increased by $268 thousand, 19% increase over the prior year, while business card fees increased $113 thousand, a 25% increase over the prior year. The business debit card offers a cash back rewards program based on usage, while the retail debit card offers reward points based on usage. Debit card income is reported net of reward program expense.

Bank owned life insurance gain: The Bank received larger death benefits from bank-owned life insurance policies in 2020 than in 2021.

Gain on sale of bank premises: The Bank sold its current headquarters at 20 South Main Street, Chambersburg, PA as previously reported.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2021 and 2020:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2021	2020	Amount	%
Salaries and benefits	$24,780	$22,392	$2,388	10.7
Net occupancy	3,580	3,350	230	6.9
Marketing and advertising	1,533	1,757	(224)	(12.7)
Legal and professional	2,013	1,802	211	11.7
Data processing	4,026	3,419	607	17.8
Pennsylvania bank shares tax	1,017	965	52	5.4
FDIC insurance	735	457	278	60.8
ATM/debit card processing	1,305	1,088	217	19.9
Telecommunications	407	458	(51)	(11.1)
Nonservice pension	819	351	468	133.3
Other	3,030	3,323	(293)	(8.8)
Total	$43,245	$39,362	$3,883	9.9

The most significant changes in noninterest expense are discussed below:

Salaries and benefits: This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension service, taxes and other employee benefit programs. This category increased by $2.4 million compared to the prior year from salary increases of $877 thousand due to higher expense for incentive compensation plans, $710 thousand increase in health insurance expense as the Bank’s self-funded plan generated less surplus in 2021 compared to 2020, and $365 thousand due to merit increases. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Equipment maintenance contracts and depreciation increased during 2021 but were offset by a decrease in depreciation expense as the Bank sold its headquarters building at 20 South Main Street, Chambersburg, PA.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. Legal fees increased $67 thousand due to services provided in the normal course of business. Internal and external audit fees increased by $21 thousand.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $2.3 million of the total data processing costs compared to $1.8 million in 2020. The increase was due to increased transaction volume and the introduction of new products. An increase in software expense contributed $347 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation (FDIC). The expense for 2021 increased compared to prior year due to growth of the Bank’s balance sheet.

Nonservice pension: The increase in the nonservice pension expense was due to $425 thousand of pension settlement costs related to lump-sum pension payouts during the year.

Provision for Income Taxes

The Corporation recorded a Federal income tax expense of $3.4 million compared to $258 thousand in 2020. The effective tax rate for 2021 and 2020 was 14.8% and 2.0%, respectively. In 2020, Corporation recorded an income tax benefit of $1.1 million due to the passage of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) in March 2020. The CARES Act allowed for net operating losses (NOL) incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that it was able to carryback to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. Without the benefit of the NOL carryback, the effective tax rate for 2020 would have been 10.5%. The Corporation’s 2021 effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. The Corporation’s 2021 effective tax rate was higher than the comparable rate in 2020 (adjusted of the NOL) due to higher pre-tax, taxable income. For a more comprehensive analysis of Federal income tax expense refer to Note 14 of the accompanying consolidated financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2021, total assets increased 15.6% over the prior year to $1.77 billion from $1.54 billion at the end of 2020.

Interest Bearing Deposits in Other Banks:

This asset increased to $175.2 million at December 31, 2021 compared to $52.8 million at December 31, 2020, as the Bank had excess cash from growth in deposits that outpaced the growth of earning assets. The average balance for 2021 increased to $109.3 million compared to $75.1 million in 2020. At year-end, $10.5 million was in the form of long-term certificates of deposit and $163.3 million was held in an interest-bearing account at the Federal Reserve.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and corporate debt in the form of bank-issued subordinated debt. The average life of the portfolio is 6.9 years and $160.3 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past two years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2021		2020
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value
U.S. Government and Agency securities	$94,360	$93,760	$12,594	$12,574
Municipal securities	206,501	212,227	236,253	247,054
Corporate securities	24,794	24,939	20,421	20,288
Agency mortgage-backed securities	123,686	122,669	70,443	72,241
Non-Agency mortgage-backed securities	30,904	30,666	8,412	8,453
Asset-backed securities	45,472	45,550	36,246	36,330
Total	$525,717	$529,811	$384,369	$396,940

The following table presents investment securities at December 31, 2021 by maturity, and the weighted average yield for each maturity presented. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Government and
Agency securities	$—	—	$1,016	0.94%	$91,510	1.28%	$1,234	1.01%	$93,760	1.27%
Municipal securities	1,862	2.98%	5,171	2.74%	39,635	2.51%	165,559	2.61%	212,227	2.60%
Corporate securities	—	—	—	—	23,688	4.38%	1,251	4.28%	24,939	4.37%
Agency mortgage-backed securities	1,044	1.76%	1,846	2.86%	33,934	1.69%	85,845	0.89%	122,669	1.14%
Non-Agency mortgage-backed
securities	504	3.83%	7,931	3.77%	5,414	1.78%	16,817	1.82%	30,666	2.34%
Asset-backed securities	20	2.27%	536	2.37%	481	0.80%	44,513	0.88%	45,550	0.90%
Total	$3,430	2.73%	$16,500	3.13%	$194,662	1.99%	$315,219	1.86%	$529,811	1.95%

Table 3 shows the two-year trend of average balances and yields on the investment portfolio. The tax-equivalent yield on the portfolio decreased from 2.36% in 2020 to 2.03% in 2021. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 23% and 40% respectively. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $71.3 million in cash flows in 2021 while $215.67 million was invested into the portfolio during the year.

Municipal Bonds: This sector holds $212.2 million or 40% of the total portfolio and the amortized cost decreased by $30.0 million year over year. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (46% of the portfolio) and taxable (54% of the portfolio) municipal bonds. Sixty-five percent of the portfolio are general obligation bonds and thirty-five percent are revenue bonds. The portfolio holds bonds from 221 issuers within 34 states. The largest dollar exposure is in the states of Texas (14%) and California and Pennsylvania (11% each). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized rating agency.

Corporate Bonds: This sector is comprised primarily of $20.8 million of subordinate debt from 42 different community bank issuers.

Mortgage-backed Securities (MBS): This sector holds $153.3 million or 29% of the total portfolio. The majority of this sector ($122.7 million) is comprised of bonds issued and guaranteed by the U.S. Government or a government sponsored entity. The non-agency MBS portfolio is comprised of senior private label first-lien commercial and residential mortgages. As senior position bonds, they benefit from credit support in the form of junior tranches and reserve funds that absorb loss prior to the senior bonds.

Asset-backed Securities (ABS): This sector holds $45.6 million, or 9%, of the total portfolio. FFELP (Federal Family Education Loan Program) bonds make up the maturity of this sector and have a 97% guarantee from the US Department of Education. The FFELP bonds are all rated AAA.

Impairment: For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2021, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted. The Bank recorded no impairment charges in 2021.

Equity securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2021, this investment was reported at fair value ($481 thousand) with changes in value reported through income in 2021.

Restricted Stock at Cost

The Bank held $495 thousand of restricted stock at the end of 2021 of which $465 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support it operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio decreased by 1.1% ($10.9 million) in 2021, due primarily to $44.5 million in forgiveness on PPP loans (included in the commercial loan line) partially offset by an increase in commercial real estate loans and in junior liens and lines of credit from the Bank’s FlexLOC product. The FlexLOC was a new product introduced in 2021 that allows consumers to draw on a variable rate line-of-credit and then lock in a fixed rate and repayment term for a portion of the draw. Average gross loans for 2021 increased by $16.1 million to $1.0 billion compared to $992.0 million in 2020. Commercial, mortgage and home equity loans and lines all showed an increase in average balances during the year, which was partially offset by a decline in consumer loans. The yield on the portfolio decreased in 2021 to 3.86% from 4.05% in 2020. Table 3 presents detail on the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by class, as of December 31 for the past 2 years.

Table 8. Loan Portfolio

			Change
(Dollars in thousands)	2021	2020	Amount	%
Residential real estate 1-4 family
Consumer first lien	$71,828	$77,373	$(5,545)	(7.2)
Commercial first lien	60,655	59,851	804	1.3
Total first liens	132,483	137,224	(4,741)	(3.5)

Consumer junior lien and lines of credit	67,103	60,935	6,168	10.1
Commercial junior liens and lines of credit	4,841	4,425	416	9.4
Total junior liens and lines of credit	71,944	65,360	6,584	10.1
Total residential real estate 1-4 family	204,427	202,584	1,843	0.9

Residential real estate construction
Consumer	8,278	6,751	1,527	22.6
Commercial	12,379	9,558	2,821	29.5
Total residential real estate construction	20,657	16,309	4,348	26.7

Commercial real estate	522,779	503,977	18,802	3.7
Commercial	244,543	281,257	(36,714)	(13.1)
Total commercial	767,322	785,234	(17,912)	(2.3)

Consumer	6,406	5,577	829	14.9
Total loans	998,812	1,009,704	(10,892)	(1.1)
Less: Allowance for loan losses	(15,066)	(16,789)	1,723	(10.3)
Net loans	$983,746	$992,915	$(9,169)	(0.9)

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate. Total residential real estate loans increased $1.8 million in 2021 from 2020, primarily in consumer junior lien and lines of credit. In 2021, the Bank originated $127.6 million in mortgages compared to $125.4 million in 2020, including approximately $107.7 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans to residential real estate developers and home builders of $12.4 million, while loans for individuals to construct personal residences totaled $8.3 million at December 31, 2021. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, and farm loans, where real estate serves as the primary collateral for the loan. This loan category increased by $18.8 million over the prior year. The largest sectors (by collateral) in CRE are: hotel & motel ($75.8 million), apartment units ($69.7 million), office buildings ($50.1 million), development land ($49.2 million) and manufacturing ($38.1 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 18 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $92.6 million. At December 31, 2021, the Bank had $25.8 million in real estate construction loans funded with an interest reserve and capitalized $755 thousand of interest in 2021 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans decreased $36.7 million over the 2020 ending balance, primarily due to PPP loan forgiveness. At December 31, 2021, the Bank had approximately $141 million of tax-free loans in its portfolio. The largest sectors (by industry) are: utilities ($52.0 million), public administration ($49.0 million), real estate, rental and leasing ($18.2 million) and manufacturing ($13.5 million). This category also includes $7.8 million of PPP loans that are 100% guaranteed by the SBA.

Participations: At December 31, 2021, the outstanding commercial participations accounted for 10.1%, or $77.5 million, of commercial purpose loans compared to 8.7%, or $68.7 million, at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $95.9 million at December 31, 2021 and $84.0 million at December 31, 2020. The commercial loan participations are comprised of $23.2 million of commercial loans and $54.3 million of CRE loans, reported in the respective loan segment. The Bank expects that commercial lending will continue to be the primary area of loan growth in the future via in-market lending.

Consumer loans: This category is mainly comprised of unsecured personal lines of credit and showed an increase of $829 thousand in 2021 over 2020 ending balances.

Table 9. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2021.

	Less than			Over
(Dollars in thousands)	1 year	1-5 years	5-15 years	15 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$961	$9,410	$43,214	$15,459	$69,044
Variable rate	5,147	16,614	48,955	64,667	135,383
	6,108	26,024	92,169	80,126	204,427
Residential real estate construction
Fixed rate	8,702	—	—	—	8,702
Variable rate	9,417	2,538	—	—	11,955
	18,119	2,538	—	—	20,657
Commercial real estate
Fixed rate	2,190	42,004	50,076	—	94,270
Variable rate	33,675	115,893	235,137	43,804	428,509
	35,865	157,897	285,213	43,804	522,779
Commercial
Fixed rate	726	54,292	38,839	8,606	102,463
Variable rate	31,764	16,231	38,398	55,687	142,080
	32,490	70,523	77,237	64,293	244,543
Consumer
Fixed rate	90	2,443	27	1,688	4,248
Variable rate	1,135	398	625	—	2,158
	1,225	2,841	652	1,688	6,406

	$93,807	$259,823	$455,271	$189,911	$998,812

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5-Pass Watch are credits that have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors overall loan quality of the portfolio by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $36.6 million at year-end compared to $66.1 million one year earlier. During 2020, the Bank downgraded its hotel portfolio due to the pandemic. Many of these loans had the risk-rating upgraded during 2021 as the loans moved from a modified payment schedule to regular payment schedule. As a result, the watch list decreased year-over year. At year-end 2020, the Bank had $32.7 million of hotel loans rated 6-OAEM and $14.5 million rated 7-Substandard. At December 31, 2021, 6-rated hotels decreased to $17.1 million and 7-rated hotels decreased to $13.4 million. Included in the watch list are $7.4 million of nonaccrual loans. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse and OREO. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Credit Risk Oversight Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan-to-value limits are all equal to or less than the supervisory loan-to-value limits. However, in certain circumstances, the Bank may make a loan that exceeds the supervisory loan-to-value. At December 31, 2021, the Bank had loans of $17.9 million (1.8% of gross loans) that exceeded the supervisory loan-to value limit, compared to 2.3% at the prior year end.

Nonaccrual loans decreased by $1.3 million from year-end 2020, primarily in the commercial real estate category as a result of paydowns during the year. The most significant nonaccrual loan is a $5.6 million hotel loan that has been on nonaccrual since September 2020 but was current on its payments as of December 31, 2021. The Bank continues to work with the borrower and the hotel management company to monitor operations. The Bank has established a $698 thousand specific reserve on this loan.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off or in certain circumstances refinanced. However, an impaired TDR loan can be a performing loan under its modified terms. Impaired loans totaled $11.6 million at year-end compared to $17.3 million at the prior year end. The decrease was due primarily to a refinancing of a TDR loan to a new loan at market rates and terms and therefore being removed from TDR. Included in the impaired loan totals are $5.6 million of TDR loans.

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

The SBA paid originating banks a processing fee ranging from 1% to 5% of the loan, depending on the loan balance for round 1 of PPP funding. The SBA will pay processing fees to originating banks for round 2 of PPP funding at levels similar to those paid in round 1. The Bank will recognize these fees in interest income over the contractual life (two or five years) of the loan. As PPP loans are granted forgiveness by the SBA, fee recognition will accelerate. At December 31, 2021, the Bank had $7. 8 million in PPP loans and $370 thousand of PPP fees remaining to be recognized.

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

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2021 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. The Bank has one loan for $5.8 million with a specific reserve ($698 thousand) at December 31, 2021. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (commercial non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. PPP loans, because of the SBA guarantee, were excluded from the quantitative analysis. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The allowance established as a result of the quantitative analysis was $2.8 million compared to $3.7 million at year-end 2020. The decrease in the quantitative component was due primarily to a decrease in the twenty-quarter historical loss factor as older higher loss rates came out of the rolling average.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for six risk levels ranging from minimal risk to extreme risk and is determined independently for commercial loans, residential mortgage loans and consumer loans. During 2020, as a result of the negative effects of the pandemic on the economy, the Bank increased the basis point risk factor for certain qualitative components. During 2021, as the level of risk picture became clearer, the Bank reduced certain qualitative risk factors. In addition, in 2021 the Bank discontinued its carve out of modified loans for a separate qualitative assessment that it implemented in 2020. As a result of these changes, the qualitative component of the ALL decreased from $12.1 million at year-end 2020 to $11.0 million at December 31, 2021.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $589 thousand at December 31, 2021.

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios as of December 31, 2021 and 2020:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	133,452	69,083	20,389	509,706	264,772	6,836	—	1,004,237
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	555	226	294	9,163	5,679	97	775	16,789
Net Recoveries/(Charge-offs) for 2021	4	(10)	—	490	(195)	(91)	—	198

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.42%	0.31%	1.42%	1.75%	2.32%	1.51%	—	1.68%
Net Recoveries (Charge-offs)/Average Loans for 2021	0.00%	-0.01%	0.00%	0.10%	-0.07%	-1.33%	—	0.02%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								227.37%

2020
Loans at December 31, 2020	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704
Average Loans for 2020	141,265	57,409	14,896	500,325	275,037	6,366	—	995,297
Nonaccrual Loans at December 31, 2020	41	10	512	8,033	108	—	—	8,704
Allowance for Loan Losses at December 31, 2020	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2020	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2020	14%	6%	2%	50%	28%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2020	0.03%	0.02%	3.14%	1.59%	0.04%	0.00%	—	0.86%
Allowance for Loan Loss/Gross Loans at December 31, 2020	0.35%	0.39%	1.99%	1.62%	1.82%	2.33%	—	1.49%
Net Recoveries/(Charge-offs)/Average Loans for 2020	0.00%	0.30%	-0.19%	-0.01%	0.17%	-2.58%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2020								173.09%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2021. The 2021 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the

Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not impaired in 2021.

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

At December 31, 2021, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated in the normal course of business as its primary source of funds. The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs) to retail, commercial, and municipal customers. Table 11 shows a comparison of the major deposit categories over a two-year period at December 31, including balances and the percentage change in balances year-over-year. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a two-year period.

Table 11. Deposits

			Change
(Dollars in thousands)	2021	2020	Amount	%
Noninterest-bearing checking	$298,403	$259,060	$39,343	15.2
Interest-bearing checking	511,969	409,178	102,791	25.1
Money management	579,826	501,017	78,809	15.7
Savings	119,908	109,153	10,755	9.9
Time deposits	74,253	76,165	(1,912)	(2.5)
Total	$1,584,359	$1,354,573	$229,786	17.0

Noninterest-bearing checking: This category increased year over year by $39.3 million, primarily in commercial accounts, while the average balance increased by $53.0 million for the year. As a noninterest bearing account, these deposits contribute approximately 9 basis points to the net interest margin.

Interest-bearing checking: This category saw an increase in both the ending and average balance for the year compared to prior year-end, while the cost of these accounts decreased year over year. Both commercial and retail accounts grew during 2021.

Money management: The year over year balance increased $78.8 million, in both retail and commercial accounts and the average balance increased $76.6 million compared to the 2020 average balance. The cost of this product decreased during the year as market rates decreased.

Savings: Savings accounts increased $10.8 million during the year and represents the thirteenth consecutive year of growth, mostly in regular savings accounts in 2021. The cost of this product decreased during the year as market rates decreased.

Time deposits: Time deposits decreased in 2021, as customers moved funds to more liquid accounts and rates decreased.

Reciprocal deposits: At year-end 2021, the Bank had $256.7 million placed in the IntraFi Network deposit program ($185.0 million in interest-bearing checking and $71.7 million in money management) and $4.1 million of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At December 31, 2021, the Bank’s reciprocal deposits were 16.0% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Uninsured deposits: Estimated uninsured deposits at December 31, 2021 were $142.0 million (9.0% of total deposits) compared to $150.6 million (11.1% of total deposits at December 31, 2020). The insured deposit data for 2021 and 2020 reflect deposits at an aggregate level, but do not include public funds secured by collateral.

At December 31, 2021, time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured by maturity were as follows:

Table 12. Time Deposits of $250,000 or More

(Dollars in thousands)	Individual Instruments that Meet or Exceed FDIC Insurance Limit	Time Deposits that Meet or Exceed FDIC Insurance Limit
Maturity distribution:
Within three months	$3,254	$5,254
Over three through six months	5,409	6,909
Over six through twelve months	1,072	2,572
Over twelve months	171	421
Total	$9,906	$15,156

Borrowings:

Short-term Borrowings: The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2021 was $369.9 million with $369.9 million available to borrow. The Bank had no short-term borrowings at December 31, 2021 and 2020.

Long-term Debt: On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to a floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to a floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The notes are recorded on the consolidated balance sheet net of unamortized debt issuance costs. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Shareholders’ equity increased by $11.9 million to $157.1 million at December 31, 2021. The increase was the result of 2021 net income of $19.6 million, offset by $5.5 million in dividends ($1.25 per share), and a decrease of $3.7 million in accumulated other comprehensive income due primarily to a decrease of the fair value of the investment portfolio. The dividend payout ratio was 28.2% in 2021 compared to 40.8% in 2020.

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

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $2.4 million to capital during 2021. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $1.4 million of optional cash contributions.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2021 was 8.54%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2021, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

On August 4, 2020, the Corporation completed the sale of a $20 million subordinated debt note offering. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.

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

The following table presents capital ratios for the Corporation at December 31:

Table 13. Capital Ratios

	2021		2020
	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	15.20%	15.28%	14.32%	14.07%
Total risk-based capital ratio	18.41%	16.54%	17.69%	15.33%
Tier 1 risk-based capital ratio	15.20%	15.28%	14.32%	14.07%
Tier 1 leverage ratio	8.52%	8.57%	8.69%	8.54%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon County, PA. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 260,000 in Cumberland County. Unemployment in the Bank’s market area decreased during 2021 over 2020 as the local economy recovered from the worst effects of the COVID-19 pandemic shutdowns. The market area has a diverse economic base and local industries include, warehousing, truck and rail shipping centers, light and heavy manufacturers, health care, higher education institutions, farming and agriculture, and a varied service sector. The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth. The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2021	2020
Unemployment Rate (seasonally adjusted)
Market area range (1)	3.6% - 5.2%	4.8% - 10.1%
Pennsylvania	5.7%	6.6%
United States	4.2%	6.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	11.5%	5.2%
United States	16.4%	4.7%

Building Permits - year over year change -12 moths
Harrisburg-Carlisle, PA MSA & Chambersburg-Waynesboro, PA MSA
Residential, estimated	7.4%	-2.2%
Multifamily, estimated	-24.0%	-50.0%

(1) Franklin, Cumberland, Fulton and Huntingdon Counties

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In January 2022, the FOMC release included this: “Indicators of economic activity and employment have continued to strengthen. The sectors most adversely affected by the pandemic have improved in recent months but are being affected by the recent sharp rise in COVID-19 cases. Job gains have been solid in recent months, and the unemployment rate has declined substantially. Supply and demand imbalances related to the pandemic and the reopening of the economy have continued to contribute to elevated levels of inflation. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.” With the Federal Reserve decreasing its level of bond purchases, and economic improvement coupled with inflation, the possibility of rate increases by the FOMC appears more likely. Over the long-term, the Bank benefits from higher interest rates, but any increase in rates in 2022 is not expected to have a material effect on the Corporation.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $378.8 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events were to occur, it would have a negative effect on the Bank, and it is unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has also established credit at the Federal Reserve Discount Window and an unsecured line of credit at a correspondent bank.

The following table shows the Bank’s available liquidity at December 31, 2021.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$369,860	$—	$369,860
Federal Reserve Bank Discount Window	22,125	—	22,125
Correspondent Banks	56,000	—	56,000
Total	$447,985	$—	$447,985

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $375.6 million and $23.3 million, respectively, at December 31, 2021, compared to $312.0 million and $22.3 million, respectively, at December 31, 2020. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018. In the first quarter of 2020, the Bank was notified that one letter of credit for $250 thousand was cancelled and the amount was reversed from the liability with an offsetting amount recorded in other expense. In the second quarter of 2021, the Bank was notified that a second letter of credit for $636 thousand was cancelled and the amount was reversed from the liability with an offsetting amount recorded in other expense. At December 31, 2021, this reserve was $1.5 million.

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

The Corporation’s primary tool for analyzing interest rate risk is financial simulation modeling which captures the effect of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments and customer preferences. Financial simulation modeling forecasts both net interest income and the economic value of equity under a variety of different interest rate environments. The Corporation measures the effects of multiple interest rate change scenarios on at least a quarterly basis. The magnitude of each change scenario may vary depending on the current interest rate environment. In addition, the balance sheet is held static in each scenario so that the effect of an interest rate change can be isolated and not distorted by changes in the balance sheet.

Table 14 presents the results of five different rate change scenarios and measures the change in net interest income against a base (unchanged) scenario over one year. As shown, the Bank’s net interest income compared to the base scenario decreases in the down 100 basis point scenario but increases in each of the up scenarios. For each scenario, interest rate changes are ramped up or down over a period of 1 year. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing that cannot be measured with complete precision. Further, the computations do not contemplate any actions Management could undertake in response to changes in market interest rates.

Table 14. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income
Change in rates (basis points)	Projected	% Change
+400	$48,235	4.4%
+300	$47,793	3.2%
+200	$47,210	2.0%
+100	$46,671	0.8%
unchanged	$46,305	—
(100)	$46,164	(0.3)%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Allowance Allocation

As described in Notes 1 and Note 6 to the consolidated financial statements, the Corporation’s allowance for loan losses is a valuation account that reflects the Corporation’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $15,066,000 at December 31, 2021. The allowance for loan losses consists of two components: (i) a general valuation allowance on loans collectively evaluated for impairment determined in accordance with ASC topic 450 consisting primarily of a “portfolio segments allowance,” based on recent historical losses and a qualitative allowance allocation, based on a subjective evaluation of various factors impacting the collectability of loans, collectively representing $14,368,000; and (ii) a specific valuation allowance on loans individually evaluated for impairment determined in accordance with ASC topic 310 based on probable incurred losses on specific loans held for investment, representing $698,000.

A qualitative allowance allocation is based on consideration of the following: economic conditions, delinquency trends for the portfolio, classified loan trends for the portfolio, and level of risk, which is broken down further to consider nature and volume of loans; experience, ability, and depth of management and lending personnel; quality of loan review system; concentrations of credit and changes in concentrations; and other external conditions (competition, legal, regulatory, etc.). Management translates information about these matters into risk level assignments that are used to determine the amount of qualitative allowance allocations.

Due to the significant auditor judgment involved in evaluating management’s translation of the information in the formulation of the qualitative allowance allocation into risk level assignments, we identified the auditing of the qualitative allowance as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative allowance allocation, which included:

oEvaluation of the relevance and reliability of data inputs used as a basis for the factors underlying the qualitative allowance allocation.

oEvaluation of the reasonableness of management’s judgments related to the translation of the data used in the determination of the factors underlying the qualitative allowance allocation into risk level assignments and the resulting allocation to the allowance.

oTesting the mathematical accuracy of the allowance calculation, including the calculation of the qualitative allowance allocation. The test of the calculation of the qualitative allowance allocation included testing the accuracy of the allocation of the underlying factors.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 10, 2022

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2021	2020
Assets
Cash and due from banks	$10,463	$17,059
Short-term interest-bearing deposits in other banks	164,686	40,087
Total cash and cash equivalents	175,149	57,146
Long-term interest-bearing deposits in other banks	10,492	12,741
Debt securities available for sale, at fair value	529,811	396,940
Equity securities	481	391
Restricted stock	495	468
Loans held for sale	2,827	9,446
Loans	998,812	1,009,704
Allowance for loan losses	(15,066)	(16,789)
Net Loans	983,746	992,915
Premises and equipment, net	19,190	13,105
Right of use asset	4,759	5,272
Bank owned life insurance	21,874	22,288
Goodwill	9,016	9,016
Deferred tax asset, net	3,314	2,401
Other assets	12,652	12,909
Total assets	$1,773,806	$1,535,038

Liabilities
Deposits
Non-interest bearing checking	$298,403	$259,060
Money management, savings and interest checking	1,211,703	1,019,348
Time	74,253	76,165
Total deposits	1,584,359	1,354,573
Subordinate Notes	19,588	19,555
Lease Liability	4,857	5,332
Other liabilities	7,937	10,402
Total liabilities	1,616,741	1,389,862

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1.00 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,441,443 shares outstanding at December 31, 2021 and
4,710,872 shares issued and 4,389,355 shares outstanding at December 31, 2020	4,711	4,711
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,085	42,589
Retained earnings	116,612	102,520
Accumulated other comprehensive (loss) income	(547)	3,190
Treasury stock, 269,529 shares at December 31, 2021 and 321,517 shares at
December 31, 2020, at cost	(6,796)	(7,834)
Total shareholders' equity	157,065	145,176
Total liabilities and shareholders' equity	$1,773,806	$1,535,038

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2021	2020
Interest income
Loans, including fees	$37,993	$39,186
Interest and dividends on investments:
Taxable interest	7,198	4,710
Tax exempt interest	2,115	1,552
Dividend income	18	15
Deposits and obligations of other banks	249	476
Total interest income	47,573	45,939
Interest expense
Deposits	1,853	3,551
Subordinate notes	1,049	427
Total interest expense	2,902	3,978
Net interest income	44,671	41,961
Provision for loan losses	(2,100)	4,625
Net interest income after provision for loan losses	46,771	37,336
Noninterest income
Investment and trust services fees	7,111	6,040
Loan service charges	904	853
Gain on sale of loans	2,430	1,536
Deposit service charges and fees	2,258	1,977
Other service charges and fees	1,650	1,446
Debit card income	2,170	1,844
Increase in cash surrender value of life insurance	446	457
Bank owned life insurance gain	295	840
Net gains on sales of debt securities	127	29
Change in fair value of equity securities	90	(49)
Gain on sale of bank premises	1,776	—
Other	231	111
Total noninterest income	19,488	15,084
Noninterest Expense
Salaries and employee benefits	24,780	22,392
Net occupancy	3,580	3,350
Marketing and advertising	1,533	1,757
Legal and professional	2,013	1,802
Data processing	4,026	3,419
Pennsylvania bank shares tax	1,017	965
FDIC Insurance	735	457
ATM/debit card processing	1,305	1,088
Telecommunications	407	458
Nonservice pension	819	351
Other	3,030	3,323
Total noninterest expense	43,245	39,362
Income before federal income taxes	23,014	13,058
Federal income tax expense	3,398	258
Net income	$19,616	$12,800
Per share
Basic earnings per share	$4.44	$2.94
Diluted earnings per share	$4.42	$2.93

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2021	2020
Net Income	$19,616	$12,800

Debt Securities
Unrealized (losses) gains arising during the period	(8,350)	12,366
Reclassification adjustment for gains included in net income (1)	(127)	(29)
Net unrealized (losses) gains	(8,477)	12,337
Tax effect	1,780	(2,591)
Net of tax amount	(6,697)	9,746

Pension
Unrealized gains (losses) arising during the period	2,187	(1,626)
Reclassification for net actuarial losses included in net income (2)	1,560	904
Net unrealized gains (losses)	3,747	(722)
Tax effect	(787)	152
Net of tax amount	2,960	(570)

Total other comprehensive (loss) income	(3,737)	9,176

Total Comprehensive Income	$15,879	$21,976

(1) Reclassified to net gains on sales of debt securities
(2) Reclassified to other expense

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2021 and 2020:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2020	4,352,753	$4,710	$42,268	$94,946	$(5,986)	$(8,410)	$127,528

Net income		—	—	12,800	—	—	12,800
Other comprehensive income		—	—	—	9,176	—	9,176
Cash dividends declared, $1.20 per share		—	—	(5,226)	—	—	(5,226)
Acquisition of treasury stock	(36,401)	—	—	—	—	(1,171)	(1,171)
Treasury shares issued under dividend reinvestment plan	71,227	—	107	—	—	1,729	1,836
Stock Compensation Plans:
Treasury shares issued	753	—	1	—	—	18	19
Common shares issued	1,023	1	16	—	—	—	17
Compensation expense		—	197	—	—	—	197
Balance at December 31, 2020	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176

Net income		—	—	19,616	—	—	19,616
Other comprehensive loss		—	—	—	(3,737)	—	(3,737)
Cash dividends declared, $1.25 per share		—	—	(5,524)	—	—	(5,524)
Acquisition of treasury stock	(38,453)	—	—	—	—	(1,193)	(1,193)
Treasury shares issued under dividend reinvestment plan	77,851	—	466	—	—	1,922	2,388
Stock Compensation Plans:
Treasury shares issued	12,590	—	(176)	—	—	309	133
Common shares issued	100	—	2	—	—	—	2
Compensation expense		—	204	—	—	—	204
Balance at December 31, 2021	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$19,616	$12,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202	1,330
Net amortization of loans and investment securities	1,137	3,528
Amortization of subordinate debt issuance costs	33	14
Provision for loan losses	(2,100)	4,625
Change in fair value of equity securities	(90)	49
Debt securities gains, net	(127)	(29)
Loans originated for sale	(107,749)	(105,300)
Proceeds from sale of loans	116,798	99,430
Gain on sale of loans held for sale	(2,430)	(1,536)
Net gain on sale or disposal of premise and equipment	(1,726)	—
Increase in fair value of derivative	(19)	21
Increase in cash surrender value of life insurance	(446)	(457)
Gain from surrender of life insurance policy	(295)	(840)
Income tax benefit of statutory treatment of net operating loss carryback	—	(1,113)
Stock option compensation	204	197
Contribution to pension plan	—	(1,000)
Decrease (increase) in other assets	1,646	(3,626)
Increase (decrease) in other liabilities	605	(819)
Deferred tax expense (benefit)	90	(839)
Net cash provided by operating activities	26,349	6,435
Cash flows from investing activities
Net decrease (increase) in long-term interest-bearing deposits in other banks	2,249	(3,995)
Proceeds from sales and calls of investment securities available for sale	36,666	3,141
Proceeds from maturities and pay-downs of securities available for sale	34,587	38,541
Purchase of investment securities available for sale	(215,595)	(240,696)
Net increase in restricted stock	(27)	(3)
Net decrease (increase) in loans	12,547	(77,429)
Proceeds from sales of portfolio loans	—	913
Proceeds from surrender of life insurance policy	1,142	3,698
Purchase of bank owned life insurance	—	(1,000)
Proceeds from sale of bank owned assets	3,300	—
Capital expenditures	(8,807)	(484)
Net cash used in investing activities	(133,938)	(277,314)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	231,698	242,364
Net decrease in time deposits	(1,912)	(13,183)
Proceeds from subordinated notes, net of issuance costs	—	19,541
Dividends paid	(5,524)	(5,226)
Purchase of Treasury shares	(1,193)	(1,171)
Cash received from option exercises	135	36
Treasury shares issued under dividend reinvestment plan	2,388	1,836
Net cash provided by financing activities	225,592	244,197
Increase (decrease) in cash and cash equivalents	118,003	(26,682)
Cash and cash equivalents as of January 1	57,146	83,828
Cash and cash equivalents as of December 31	$175,149	$57,146
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,999	$4,234
Income taxes	$3,049	$4,367
Noncash Activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$584

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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2021 and 2020, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale debt securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $495 thousand of restricted stock at the end of 2021. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of

FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2021.

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

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2021, there were no derivatives subject to a netting agreement.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2021 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

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

The Corporation’s allowance for probable incurred loan losses consists of three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Nonaccrual loans and troubled debt restructurings (TDRs) are impaired loans. A TDR loan is a loan that has had its terms modified resulting in a concession due to the financial difficulties of the borrower. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by one of the following methods: the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s obtainable market price. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to general allocation pool.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (commercial non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for six risk levels ranging from minimal risk to extreme risk and is determined independently for commercial loans, residential mortgage loans and consumer loans.

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

Goodwill – Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Corporation has selected August 31 as the date to perform the annual impairment test.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of trust assets under management (including assets held at third party brokers) at December 31, 2021 was $1.0 billion and $949.0 million at the prior year-end.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2021 or 2020.

Stock-Based Compensation – The Corporation accounts for stock-based compensation in accordance with the ASC Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued and forfeitures are accounted for as they occur. Compensation cost is recognized over the period that an employee provides services in exchange for the award. The Corporation allows the employee to use shares to satisfy employer income tax withholding obligations.

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

Earnings per share – Earnings per share are computed based on the weighted average number of shares outstanding during each year. The Corporation’s basic earnings per share are calculated as net income divided by the weighted average number of shares outstanding. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of stock options and restricted stock awards.

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2021	2020
Weighted average shares outstanding (basic)	4,420	4,357
Impact of common stock equivalents	20	9
Weighted average shares outstanding (diluted)	4,440	4,366
Anti-dilutive options excluded from calculation	30	71
Net income	$19,616	$12,800
Basic earnings per share	$4.44	$2.94
Diluted earnings per share	$4.42	$2.93

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
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation. As of the beginning of the first reporting period in which the new standard is adopted, the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses, which will flow through retained earnings. After adoption, the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements. A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started. The Corporation will run the CECL model in test mode in 2022.

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

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. At December 31, 2020 the Company had $67.6 million of loans modified under Section 4013 of the CARES Act still under modified repayment terms.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $103.8 million at December 31, 2021. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2021 was 8.54%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2021, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

On August 4, 2020, the Corporation completed the sale of a $20.0 million subordinated debt note offering (see Note 13). The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank.

At December 31, 2021, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $412.0 thousand at December 31, 2021, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

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

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2021
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$148,365	15.20%	$43,927	N/A	N/A	N/A
Bank	149,087	15.28%	43,901	4.50%	$63,413	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$148,365	15.20%	$58,569	N/A	N/A	N/A
Bank	149,087	15.28%	58,535	6.00%	$78,046	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$179,701	18.41%	$78,092	N/A	N/A	N/A
Bank	161,335	16.54%	78,046	8.00%	$97,558	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$148,365	8.52%	$69,649	N/A	N/A	N/A
Bank	149,087	8.57%	69,608	4.00%	$87,009	5.00%

	As of December 31, 2020
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$132,970	14.32%	$41,788	N/A	N/A	N/A
Bank	130,678	14.07%	41,809	4.50%	$60,390	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$132,970	14.32%	$55,717	N/A	N/A	N/A
Bank	130,678	14.07%	55,745	6.00%	$74,326	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$164,230	17.69%	$74,289	N/A	N/A	N/A
Bank	142,384	15.33%	74,326	8.00%	$92,908	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$132,970	8.69%	$61,191	N/A	N/A	N/A
Bank	130,678	8.54%	61,222	4.00%	$76,527	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets, (2) Tier 1 capital / total risk-weighted assets, (3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

In March 2020, the Federal Reserve reduced the reserve requirement on the Bank’s deposit liabilities to 0%. The Bank was not required to hold any reserves at December 31, 2021 and 2020.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2021 and 2020 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2021	cost	gains	losses	value
U.S. Government and Agency securities	$94,360	$115	$(715)	$93,760
Municipal securities	206,501	7,148	(1,422)	212,227
Corporate securities	24,794	333	(188)	24,939
Agency mortgage-backed securities	123,686	877	(1,894)	122,669
Non-Agency mortgage-backed securities	30,904	34	(272)	30,666
Asset-backed securities	45,472	253	(175)	45,550
Total	$525,717	$8,760	$(4,666)	$529,811

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2020	cost	gains	losses	value
U.S. Government and Agency securities	$12,594	$20	$(40)	$12,574
Municipal securities	236,253	11,020	(219)	247,054
Corporate securities	20,421	22	(155)	20,288
Agency mortgage-backed securities	70,443	1,905	(107)	72,241
Non-Agency mortgage-backed securities	8,412	56	(15)	8,453
Asset-backed securities	36,246	249	(165)	36,330
Total	$384,369	$13,272	$(701)	$396,940

At December 31, 2021 and 2020, the fair value of investment securities pledged to secure public funds and trust deposits totaled $160.3 million and $137.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed and asset-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$1,830	$1,862
Due after one year through five years	6,039	6,187
Due after five years through ten years	154,192	154,833
Due after ten years	163,594	168,044
	325,655	330,926
Mortgage-backed and asset-backed securities	200,062	198,885
Total	$525,717	$529,811

The composition of the net realized securities gains for the years ended December 31 is as follows:

(Dollars in thousands)	2021	2020
Proceeds	$36,666	$3,141

Gross gains realized	626	62
Gross losses realized	(499)	(33)
Net gains realized	$127	$29

Tax provision on net gains realized	$(27)	$(6)

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2021 and 2020. For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2021, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$78,000	$(701)	24	$2,880	$(14)	4	$80,880	$(715)	28
Municipal securities	38,997	(910)	44	15,404	(512)	16	54,401	(1,422)	60
Corporate securities	8,954	(132)	17	1,694	(56)	3	10,648	(188)	20
Agency mortgage-backed securities	76,477	(1,517)	70	10,771	(377)	11	87,248	(1,894)	81
Non-Agency mortgage-backed securities	15,215	(215)	11	1,956	(57)	1	17,171	(272)	12
Asset-backed securities	18,829	(149)	21	2,348	(26)	5	21,177	(175)	26
Total temporarily impaired securities	$236,472	$(3,624)	187	$35,053	$(1,042)	40	$271,525	$(4,666)	227

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Government and Agency securities	$3,966	$(21)	5	$4,185	$(19)	11	$8,151	$(40)	16
Municipal securities	27,022	(219)	28	—	—	—	27,022	(219)	28
Corporate securities	7,576	(37)	13	3,040	(118)	4	10,616	(155)	17
Agency mortgage-backed securities	18,390	(101)	17	3,355	(6)	5	21,745	(107)	22
Non-Agency mortgage-backed securities	2,506	(15)	2	—	—	—	2,506	(15)	2
Asset-backed securities	1,458	(12)	2	11,452	(153)	15	12,910	(165)	17
Total temporarily impaired securities	$60,918	$(405)	67	$22,032	$(296)	35	$82,950	$(701)	102

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2021:

(Dollars in thousands)	Twelve Months Ended
	2021	2020
Balance of cumulative credit-related OTTI at January 1	$272	$272
Additions for credit-related OTTI not previously recognized	—	—
Additional increases for credit-related OTTI previously recognized when there is
no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	—
Reduction for increases in cash flows expected to be collected	—	—
Balance of credit-related OTTI at December 31	$272	$272

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2021 and 2020, this investment was reported at a fair value of $481 thousand and $391 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at December 31 is as follows:

(Dollars in thousands)	2021	2020
Residential Real Estate 1-4 Family
Consumer first liens	$71,828	$77,373
Commercial first lien	60,655	59,851
Total first liens	132,483	137,224

Consumer junior liens and lines of credit	67,103	60,935
Commercial junior liens and lines of credit	4,841	4,425
Total junior liens and lines of credit	71,944	65,360
Total residential real estate 1-4 family	204,427	202,584

Residential real estate - construction
Consumer	8,278	6,751
Commercial	12,379	9,558
Total residential real estate construction	20,657	16,309

Commercial real estate	522,779	503,977
Commercial	244,543	281,257
Total commercial	767,322	785,234

Consumer	6,406	5,577
	998,812	1,009,704
Less: Allowance for loan losses	(15,066)	(16,789)
Net Loans	$983,746	$992,915

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,289	$8

Loans pledged as collateral for borrowings and commitments from:
FHLB	$614,828	$734,891
Federal Reserve Bank	45,453	50,605
Total	$660,281	$785,496

Paycheck Protection Program (PPP) loans (included in Commercial loans above)
Two-year loans	$26	$5,378
Five-year loans	7,729	46,912
Total Paycheck Protection Program loans	$7,755	$52,290

Unamortized deferred PPP loan fees (included in Net unamortized deferred loan fees above)
Two-year loans	$—	$(165)
Five-year loans	(370)	(1,178)
Total unamortized deferred PPP loan fees	$(370)	$(1,343)

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2021	2020
Balance at beginning of year	$10,604	$10,321
New loans made	3,086	2,401
Repayments	(3,528)	(2,118)
Balance at end of year	$10,162	$10,604

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

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2021 and 2020:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,433	$—	$50	$—	$132,483
Junior liens and lines of credit	71,906	—	38	—	71,944
Total	204,339	—	88	—	204,427
Residential real estate - construction	20,233	—	424	—	20,657
Commercial real estate	486,903	19,006	16,870	—	522,779
Commercial	244,315	49	179	—	244,543
Consumer	6,406	—	—	—	6,406
Total	$962,196	$19,055	$17,561	$—	$998,812

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,156	$—	$68	$—	$137,224
Junior liens and lines of credit	65,350	—	10	—	65,360
Total	202,506	—	78	—	202,584
Residential real estate - construction	15,797	—	512	—	16,309
Commercial real estate	449,478	35,947	18,552	—	503,977
Commercial	270,272	10,698	287	—	281,257
Consumer	5,565	—	12	—	5,577
Total	$943,618	$46,645	$19,441	$—	$1,009,704

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2021 and 2020:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,224	$96	$113	$—	$209	$50	$132,483
Junior liens and lines of credit	71,788	118	—	—	118	38	71,944
Total	204,012	214	113	—	327	88	204,427
Residential real estate - construction	20,233	—	—	—	—	424	20,657
Commercial real estate	515,487	293	187	—	480	6,812	522,779
Commercial	244,377	106	—	—	106	60	244,543
Consumer	6,368	27	11	—	38	—	6,406
Total	$990,477	$640	$311	$—	$951	$7,384	$998,812

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$137,056	$43	$58	$26	$127	$41	$137,224
Junior liens and lines of credit	65,212	115	23	—	138	10	65,360
Total	202,268	158	81	26	265	51	202,584
Residential real estate - construction	15,797	—	—	—	—	512	16,309
Commercial real estate	495,609	74	261	—	335	8,033	503,977
Commercial	280,930	219	—	—	219	108	281,257
Consumer	5,525	38	2	12	52	—	5,577
Total	$1,000,129	$489	$344	$38	$871	$8,704	$1,009,704

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Commercial loans are charged-off immediately upon identification of a loss. If a loan (commercial or mortgage) is collateral dependent (repayment provided solely by the collateral), the value of the collateral is determined and a partial charge-off may be recorded. Consumer loans are charged-off no later than 180 days past due. At December 31, 2021, the Bank had $38.0 thousand of residential properties in the process of foreclosure compared to $68.0 thousand at the end of 2020.

Interest not recognized on nonaccrual loans was $115.4 thousand and $342.6 thousand for the years ended December 31, 2021 and 2020, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Impaired loans totaled $11.6 million at December 31, 2021 compared to $17.3 million at December 31, 2020.

The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2021	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$661	$661	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	661	661	—	—	—
Residential real estate - construction	424	729	—	—	—
Commercial real estate	4,942	5,405	5,578	5,764	698
Commercial	—	—	—	—	—
Total	$6,027	$6,795	$5,578	$5,764	$698

December 31, 2020
Residential Real Estate 1-4 Family
First liens	$637	$637	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	637	637	—	—	—
Residential real estate - construction	512	729	—	—	—
Commercial real estate	10,402	11,107	5,702	5,702	228
Commercial	—	—	—	—	—
Total	$11,551	$12,473	$5,702	$5,702	$228

	Twelve Months Ended
	December 31, 2021		December 31, 2020
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$657	$32	$648	$40
Junior liens and lines of credit	—	—	—	—
Total	657	32	648	40
Residential real estate - construction	469	—	518	—
Commercial real estate	14,530	341	13,839	390
Commercial	—	—	—	—
Total	$15,656	$373	$15,005	$430

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

The following table presents TDR loans as of December 31, 2021 and 2020:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				on Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2021
Residential real estate - construction	1	$424	$—	$424	—	$—
Residential real estate	5	661	661	—	—	—
Commercial real estate - owner occupied	4	1,161	1,161	—	—	—
Commercial real estate - farmland	4	1,664	1,664	—	—	—
Commercial real estate - multi-family residential	1	1,360	1,360	—	—	—
Commercial real estate	2	294	294	—	—	—
Total	17	$5,564	$5,140	$424	—	$—

December 31, 2020
Residential real estate - construction	1	$434	$434	$—	—	$—
Residential real estate	4	637	637	—	—	—
Commercial real estate - owner occupied	4	1,224	1,224	—	—	—
Commercial real estate - farmland	6	2,257	2,257	—	—	—
Commercial real estate - consturction and land development	2	6,129	6,129	—	—	—
Commercial real estate	2	330	122	208	—	—
Total	19	$11,011	$10,803	$208	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

The following table presents new TDR loans made during 2021, concession granted and the recorded investment as of December 31, 2021:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$50	$50	multiple

The following table presents new TDR loans made during 2020, concession granted and the recorded investment as of December 31, 2021:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2020	Contracts	Modification	Modification	Investment	Concession
Commercial real estate - farm land	1	$650	$650	$682	multiple
Commercial real estate - owner occupied	2	426	426	412	maturity
Total	3	$1,076	$1,076	$1,094

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Credit Risk Oversight Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2021 is adequate.

The following table shows the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2021 and 2020:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2019	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(57)	(50)	(195)	—	(330)
Recoveries	—	170	—	1	505	31	—	707
Provision	(80)	(144)	59	(939)	(1,007)	197	(186)	(2,100)
ALL at December 31, 2020	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

ALL at December 31, 2020	$416	$119	$187	$6,607	$4,021	$84	$532	$11,966
Charge-offs	—	(10)	—	(55)	(463)	(117)	—	(645)
Recoveries	4	—	—	545	268	26	—	843
Provision	135	117	107	2,066	1,853	104	243	4,625
ALL at December 31, 2021	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

The following table shows the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2021 and 2020:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2021
Loans evaluated for ALL:
Individually	$661	$—	$424	$10,520	$—	$—	$—	$11,605
Collectively	131,822	71,944	20,233	512,259	244,543	6,406	—	987,207
Total	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812

ALL established for loans evaluated:
Individually	$—	$—	$—	$698	$—	$—	$—	$698
Collectively	475	252	325	7,470	5,127	130	589	14,368
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

December 31, 2020
Loans evaluated for ALL:
Individually	$637	$—	$512	$16,104	$—	$—	$—	$17,253
Collectively	136,587	65,360	15,797	487,873	281,257	5,577	—	992,451
Total	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704

ALL established for loans evaluated:
Individually	$—	$—	$—	$228	$—	$—	$—	$228
Collectively	555	226	294	8,935	5,679	97	775	16,561
ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2021	2020
Land		$2,710	$3,337
Buildings and leasehold improvements	15 - 30 years, or lease term	26,218	24,841
Furniture, fixtures and equipment	3 - 10 years	8,031	13,274
Total cost		36,959	41,452
Less: Accumulated depreciation		(17,769)	(28,347)
Net premises and equipment		$19,190	$13,105

The following table shows the amount of depreciation for the years ended December 31:

	2021	2020
Depreciation expense	$1,137	$1,230

Note 8. Leases

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended
	December 31
(Dollars in thousands)	2021	2020
Operating lease cost	$695	$615
Short-term lease cost	218	7
Variable lease cost	98	49
Total lease cost	$1,011	$671

Supplemental Lease Information:

	For the years ended
(Dollars in thousands)	December 31
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows from operating leases	$657	590

Weighted-average remaining lease term (years)	11.0	12.4
Weighted-average discount rate	3.37%	3.54%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

(Dollars in thousands)

2022	$640
2023	650
2024	628
2025	588
2026	480
2027 and beyond	2,918
Discounted cash flows	5,904
Imputed interest	(1,047)
Total lease liability	$4,857

Note 9. Other Real Estate Owned

The Bank had no other real estate owned at December 31, 2021 and 2020.

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, Goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2021. The 2021 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of likely impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not likely impaired in 2021 and did not make a further assessment.

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

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2021	2020
Noninterest-bearing checking	$298,403	$259,060

Interest-bearing checking	511,969	409,178
Money management	579,826	501,017
Savings	119,908	109,153
Total interest-bearing checking and savings	1,211,703	1,019,348

Time deposits	74,253	76,165

Total deposits	$1,584,359	$1,354,573

Overdrawn deposit accounts reclassified as loans	$103	$86

Time deposits greater than $250,000 at December 31, 2020and 2020 were $15.2 million and $8.8 million, respectively.

At December 31, 2021 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2022	$55,721
2023	12,468
2024	2,884
2025	1,878
2026	1,302
Total	$74,253

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $4.7 million and $6.6 million at December 31, 2021 and 2020, respectively.

Note 12. Other Borrowings

The Bank's short-term borrowings are comprised of a line-of-credit with the Federal Home Loan Bank of Pittsburgh (Open Repo Plus). Open Repo Plus is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. At December 31, 2021 and 2020, the Bank had no short-term borrowings.

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2021 was $369.9 million with $369.9 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $22 million. The Bank also has $56.0 million in unsecured lines of credit at two correspondent banks.

Note 13. Subordinate Notes

At December 31, 2021 and 2020, the Corporation had $20 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $412.0 thousand at December 31, 2021 and $445.3 thousand at December 31, 2020, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2021	2020
Allowance for loan losses	$3,197	$3,561
Deferred compensation	908	761
Purchase accounting	18	17
Other than temporary impairment of investments	58	58
Accumulated other comprehensive loss	145	—
Lease liabilities	1,030	1,131
Other	354	581
	5,710	6,109
Valuation allowance	(58)	(58)
Total gross deferred tax assets	5,652	6,051

Deferred Tax Liabilities
Depreciation	102	464
Right-of-use asset	1,010	1,118
Joint ventures and partnerships	51	55
Pension	901	1,163
Accumulated other comprehensive gain	—	848
Deferred loan fees and costs, net	274	2
Total gross deferred tax liabilities	2,338	3,650
Net deferred tax asset	$3,314	$2,401

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2021	2020
Current tax expense (benefit)	$3,308	$2,210
Tax benefit NOL carryback	—	(1,113)
Deferred tax (benefit) expense	90	(839)
Income tax provision	$3,398	$258

For the years ended December 31, 2021 2020, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2021 and 2020. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2021	2020
Tax provision at statutory rate	$4,833	$2,747
Income on tax-exempt loans and securities	(1,190)	(1,144)
Tax benefit NOL carryback	—	(1,113)
Investment in solar tax credit	(162)	—
Nondeductible interest expense relating to carrying tax-exempt obligations	26	43
Income from bank owned life insurance	(146)	(269)
Stock option compensation	5	—
Other, net	32	(6)
Income tax provision	$3,398	$258

Effective income tax rate	14.8%	2.0%

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2021 or 2020. The Corporation recorded a reversal of $1.1 million to its income tax expense in the second quarter of 2020 due to a benefit from the passage of the CARES Act in March 2020. The CARES Act allowed for NOLs incurred in 2018, 2019 and 2020 to be carried back to offset taxable income earned during the five-year period prior to the year in which the NOL was incurred. The Corporation incurred an NOL in 2018 that was carried back to prior periods when the statutory rate for the Corporation was 34% as compared to the current rate of 21%. The Corporation had no uncertain tax positions at December 31, 2021. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2017.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	For the Years Ended December 31
	2021	2020

Net unrealized gains on debt securities	$4,094	$12,571
Tax effect	(860)	(2,640)
Ending balance	$3,234	$9,931

Accumulated pension adjustment	$(4,786)	$(8,533)
Tax effect	1,005	1,792
Net of tax amount	$(3,781)	$(6,741)

Total accumulated other comprehensive (loss) income	$(547)	$3,190

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2021			As of December 31, 2020
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,653	Other Liabilities	$21	6,836	Other Liabilities	$40
Total derivatives not designated as hedging instruments			$21			$40

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2021:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2021	2020
Other Contracts	Other income	$19	$(21)

As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21 thousand.

Note 17. Benefit Plans

The Bank has a 401(k) plan which includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $1.1 million in 2021 and $869 thousand in 2020. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007. The pension plan was closed to new participants on April 1, 2007. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs are $588 thousand. The Bank uses December 31 as the measurement date for its pension plan.

The Pension Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the 2020 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$22,511	$20,779
Service cost	419	332
Interest cost	374	525
Actuarial (gain) loss	(1,784)	2,275
Benefits paid	(2,518)	(1,400)
Benefit obligation at end of measurement year	19,002	22,511

Change in plan assets
Fair value of plan assets at beginning of measurement year	19,462	18,135
Actual return on plan assets net of expenses	1,518	1,727
Employer contribution	—	1,000
Benefits paid	(2,518)	(1,400)
Fair value of plan assets at end of measurement year	18,462	19,462

Funded status of projected benefit obligation	$(540)	$(3,049)

	For the Years Ended December 31
	2021	2020
Assumptions used to determine benefit obligations:
Discount rate	3.71%	2.33%
Rate of compensation increase	5.00%	4.00%
Expected long-term return on plan assets	6.00%	6.25%

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2021	2020
Net actuarial loss	$(4,786)	$(8,533)
Tax effect	1,005	1,792
Net amount recognized in accumulated other comprehensive loss	$(3,781)	$(6,741)

	For the Years Ended December 31
Components of net periodic pension cost	2021	2020
Service cost	$419	$332
Interest cost	374	525
Expected return on plan assets	(1,115)	(1,079)
Recognized net actuarial loss	1,135	904
Net periodic pension cost	813	682
Settlement expense	425	—
	$1,238	$682

	For the Years Ended December 31
	2021	2020
Assumptions used to determine net periodic benefit cost:
Discount rate	2.33%	3.13%
Rate of compensation increase	4.00%	4.00%
Expected long-term return on plan assets	6.25%	6.50%

Asset allocations:
Cash and cash equivalents	1%	12%
Common stocks	31%	22%
Corporate bonds	13%	13%
Municipal bonds	26%	26%
Investment fund - debt	9%	9%
Investment fund - equity	13%	12%
Deposit in immediate participation guarantee contract	7%	6%
Total	100%	100%

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

Cash Surrender Value of Life Insurance: The cash surrender value of this asset is considered to approximate its fair value. However, the inputs used to determine the cash surrender value are not readily observable in the market (Level 3).

Certificates of Deposit: The fair value of these assets are calculated by use of a pricing model that uses rate spreads to new market issue quotes and dealer quotes (Level 2).

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2021 and 2020. For more information on the levels within the fair value hierarchy, please refer to Note 21.

(Dollars in Thousands)	December 31, 2021
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$189	$189	$—	$—
Equity securities	5,671	5,671	—	—
Corporate bonds	2,451	—	2,451	—
Municipal bonds	4,722	—	4,722	—
Investment fund - debt	1,690	1,690	—	—
Investment fund - equity	2,381	2,381	—	—
Deposit in immediate participation guarantee contract	1,280	1,280	—	—
Cash surrender value of life insurance	28	—	—	28
Certificates of deposit	50	—	50	—
Total assets	$18,462	$11,211	$7,223	$28

(Dollars in Thousands)	December 31, 2020
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,305	$2,305	$—	$—
Equity securities	4,236	4,236	—	—
Corporate bonds	2,581	—	2,581	—
Municipal bonds	5,066	—	5,066	—
Investment fund - debt	1,757	1,757	—	—
Investment fund - equity	2,252	2,252	—	—
Deposit in immediate participation guarantee contract	1,187	1,187	—	—
Cash surrender value of life insurance	28	—	—	28
Certificates of deposit	50	—	50	—
Total assets	$19,462	$11,737	$7,697	$28

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2021 and 2020:

	Cash Value of Life Insurance
	December 31
	2021	2020
Balance at the beginning of the period	$28	$28
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$28	$28

Contributions

The Bank does not expect to make any additional contributions in 2022.

Estimated future benefit payments at December 31, 2021 (Dollars in Thousands)

2022	$1,287
2023	1,078
2024	1,012
2025	1,456
2026	1,610
2027-2031	6,652
Total	$13,095

Note 18. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. The Board of Directors may amend, suspend or terminate the ESPP at any time. The exercise price of the 2021 ESPP options was set at 95% of the stock’s fair value at the time of the award.

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

The ESPP and the incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2021 are all exercisable. The ESPP options expire on June 30, 2022 and the ISO options expire 10 years from the grant date. The following table summarizes the activity in the ESPP:

Employee Stock Purchase Plan
	ESPP	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2019	19,111	$36.21	$-
Granted	32,209	24.19
Exercised	(753)	25.32
Expired	(20,882)	35.15
Balance Outstanding at December 31, 2020	29,685	$24.19	$84
Granted	26,734	30.24
Exercised	(4,629)	25.80
Expired	(27,541)	24.46
Balance Outstanding at December 31, 2021	24,249	$30.24	$69

Shares available for future grants under the ESPP at December 31, 2021	182,761

The following tables summarize the activity in the Stock Plan:

Omnibus Stock Option Plans

		Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	ISO	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2019	92,979	$28.55	$943
Granted	—	—
Exercised	(625)	27.62
Forfeited	—	—
Balance Outstanding at December 31, 2020	92,354	$28.55	$-
Granted	—	—
Exercised	(100)	22.05
Forfeited	(2,000)	33.08
Balance Outstanding at December 31, 2021	90,254	$28.46	$419

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2019	—	$—
Granted	14,921	31.02
Vested	(398)	31.02
Forfeited	(990)	31.02
Nonvested as of December 31, 2020	13,533	$31.02
Granted	6,095	27.54
Vested	(7,418)	30.98
Forfeited	(255)	29.50
Nonvested as of December 31, 2020	11,955	$29.30

Shares available for future grants under the Stock Plan at December 31, 2021	287,250

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $204 thousand in 2021 and $197 in 2020. The amount of unrecognized compensation expense for restricted shares was $202 thousand at December 31, 2021.

The following table provides information about the options outstanding at December 31, 2021:

	Options			Weighted
	Outstanding	Exercise Price or	Weighted Average	Average Remaining
Stock Option Plan	and Exercisable	Price Range	Exercise Price	Life (years)
Employee Stock Purchase Plan	24,249	$30.24	$30.24	0.5

Incentive Stock Options	30,950	21.27-23.84	21.54	3.8
Incentive Stock Options	29,300	28.97-31.53	30.00	5.2
Incentive Stock Options	30,004	31.53-34.10	34.10	6.2
ISO Total/Average	90,254		$28.46	5.0

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

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 269,529 and 321,517 treasury shares at cost at December 31, 2021 and 2020, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2021	2020
12/17/2020	150,000 shares	12/18/2021	37,320	36,401
12/20/2021	150,000 shares	12/19/2022	659	N/A

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized common stock to be issued under the plan or may issue from Treasury shares. The DRIP added $2.4 million to capital during 2021. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $1.4 million of optional cash contributions. During 2021, 77,851 shares of common stock were purchased through the DRIP and 311,853 shares remain to be issued.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2021	2020
Commercial commitments to extend credit	$288,075	$234,975
Consumer commitments to extend credit (secured)	82,095	71,761
Consumer commitments to extend credit (unsecured)	5,389	5,224
	$375,559	$311,960
Standby letters of credit	$23,284	$22,334

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy in the second quarter of 2018. In the first quarter of 2020, the Bank was notified that one letter of credit for $250 thousand was cancelled and the amount was reversed from the liability with an offsetting amount recorded in other expense. In the second quarter of 2021, the Bank was notified that a second letter of credit for $636 thousand was cancelled and the amount was reversed from the liability with an offsetting amount recorded in other expense. At December 31, 2021, this reserve was $1.5 million.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2021, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2021 and 2020.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. Partial charge-offs on impaired loans were $0 in 2021 and $35 thousand in 2020. Impaired loans are measured at fair value on a nonrecurring basis.

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

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$481	$—	$—	$481

Available for sale:
U.S. Government and Agency securities	84,286	9,474	—	93,760
Municipal securities	—	212,227	—	212,227
Corporate Securities	—	24,939	—	24,939
Agency mortgage-backed securities	—	122,669	—	122,669
Non-Agency mortgage-backed securities	—	30,666	—	30,666
Asset-backed securities	—	45,550	—	45,550
Total assets	$84,767	$445,525	$—	$530,292

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$391	$—	$—	$391

Available for sale:
U.S. Government and Agency securities	—	12,574	—	12,574
Municipal securities	—	247,054	—	247,054
Corporate Securities	—	20,288	—	20,288
Agency mortgage-backed securities	—	72,241	—	72,241
Non-Agency mortgage-backed securities	—	8,453	—	8,453
Asset-backed securities	—	36,330	—	36,330
Total assets	$391	$396,940	$—	$397,331

The fair value of derivative liabilities measured at fair value at December 31, 2021 and 2020 was $21 thousand and $40 thousand, respectively and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$4,880	$4,880
Total assets	$—	$—	$4,880	$4,880

(Dollars in Thousands)	Fair Value at December 31, 2020
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$5,474	$5,474
Total assets	—	$—	$5,474	$5,474

(1) Includes assets directly charged down to fair value during the year-to-date period or those for which a specific reserve has been established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2021. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2021.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Range
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$4,880	Appraisal	Appraisal Adjustment on
			Real estate assets	20% (20%)
			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

				Range
December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$5,474	Appraisal	Appraisal Adjustment on
			Non-real estate assets	0% - 100% (66%)

The fair value of the Corporation's financial instruments measured at amortized cost are as follows:

	December 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$175,149	$175,149	$175,149	$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492
Loans held for sale	2,827	2,940	—	2,940	—
Net loans	983,746	1,003,580	—	—	1,003,580
Accrued interest receivable	5,217	5,217	—	—	5,217

Financial liabilities:
Deposits	$1,584,359	$1,616,128	$—	$1,616,128	$—
Subordinate notes	19,588	19,909	—	19,909	—
Accrued interest payable	83	83	—	83	—

	December 31, 2020
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$57,146	$57,146	$57,146	$—	$—
Long-term interest-bearing deposits in other banks	12,741	12,741	12,741
Loans held for sale	9,446	9,446	—	9,446	—
Net loans	992,915	990,867	—	—	990,867
Accrued interest receivable	6,410	6,410	—	—	6,410

Financial liabilities:
Deposits	$1,354,573	$1,355,086	$—	$1,355,086	$—
Accrued interest payable	180	180	—	180	—

Note 23. Parent Company Condensed (Franklin Financial Services Corporation) Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2021	2020
Assets:
Cash and cash equivalents	$17,637	$20,109
Investment securities	481	391
Equity investment in subsidiaries	157,620	142,949
Other assets	918	1,282
Total assets	$176,656	164,731

Liabilities:
Subordinate notes	$19,588	$19,555
Other liabilities	3	—
Total liabilities	19,591	19,555
Shareholders' equity	157,065	145,176
Total liabilities and shareholders' equity	$176,656	$164,731

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2021	2020
Income:
Dividends from Bank subsidiary	$4,050	$6,639
Change in fair value of equity securities	90	(49)
Dividends	9	—
	4,149	6,590
Expenses:
Interest expense	1,048	427
Operating expenses	1,536	1,474
Income before income taxes and equity in undistributed income of subsidiaries	1,565	4,689
Income tax benefit	517	409
Equity in undistributed income of subsidiaries	17,534	7,702
Net income	19,616	12,800
Other comprehensive (loss)/income of subsidiary	(3,737)	9,176
Comprehensive income	$15,879	$21,976

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2021	2020
Cash flows from operating activities
Net income	$19,616	$12,800
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(17,534)	(7,702)
Stock option compensation	204	197
Change in fair value of equity security	(90)	(49)
Increase in other assets/liabilities	(474)	(317)
Net cash provided by operating activities	1,722	4,929

Cash flows from financing activities
Dividends paid	(5,524)	(5,226)
Proceeds from subordinated notes, net of issuance costs	—	19,541
Cash received from option exercises	135	36
Common stock issued under dividend reinvestment plan	2,388	1,836
Treasury stock purchase	(1,193)	(1,171)
Net cash (used in) provided by financing activities	(4,194)	15,016
(Decrease) increase in cash and cash equivalents	(2,472)	19,945
Cash and cash equivalents as of January 1	20,109	164
Cash and cash equivalents as of December 31	$17,637	$20,109

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $6.5 million for 2021 and $5.6 million for 2020.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $454 thousand for 2021 and $194 thousand for 2020.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $164 thousand for 2021 and $212 thousand for 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2021 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2022 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Compliance with Section 16(a) of the Exchange Act” appearing in the Corporation's 2022 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2022 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

The information required by this item relating to material changes to the procedures by which the Corporation's shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Nominations for Election of Directors” appearing in the Corporation's 2022 proxy statement.

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2022 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2022 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2022 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees, Continuing Directors and Executive Officers” appearing in the Corporation's 2022 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2022 proxy statement.

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2022 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2022 proxy statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The following Consolidated Financial Statements of the Corporation:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements.

(2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(3) The following exhibits are part of this report:

Item	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Bylaws of the Corporations Exhibit 3.2 of Current Report on Form 8-K as filed with the Commission on July 9, 2021 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan* (Filed as Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.4	Senior Management and Directors Incentive Stock Plan* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
10.7

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Timothy G. Henry, incorporated by reference to Exhibit 99.1 to the Registrant’s form 8-K filed March 4, 2021

10.8

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Steven M. Poynot, incorporated by reference to Exhibit 99.2 to the Registrant’s form 8-K filed March 4, 2021

10.9

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Mark R. Hollar, incorporated by reference to Exhibit 99.3 to the Registrant’s form 8-K filed March 4, 2021

10.10

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”) and Steven D. Butz, incorporated by reference to Exhibit 99.4 to the Registrant’s form 8-K filed March 4, 2021

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

Item 16. Form 10-K Summary

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL SERVICES CORPORATION
By: /s/ Timothy G. Henry
Timothy G. Henry
President and Chief Executive Officer

Dated: March 10, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 10, 2022
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 10, 2022
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 10, 2022
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 10, 2022
Martin R. Brown

/s/ Kevin W. Craig	Director	March 10, 2022
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 10, 2022
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 10, 2022
Daniel J. Fisher

/s/ Allan E. Jennings, Jr.	Director	March 10, 2022
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 10, 2022
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 10, 2022
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 10, 2022
Kimberly M. Rzomp