Form 10-K/A
period 2021-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2022-03-18
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Franklin Financial Services Corporation is filing this Annual Report on Form 10-K/A (this “Amendment”) to correct the Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 (the “Original Filing”). The Amendment is being filed to correct Table 10 Loan Performance Ratios, included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Table 10 as included in the Original Filing erroneously identified certain year-end 2021 values as year-end 2020 values and vice-versa. Consequently, certain ratios for the presented years were incorrect.  This Amendment corrects this error.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1, 31.2 and 32.1 and 32.2, each as of the date of filing this Amendment.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K to reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

We rely heavily on communications and information systems to conduct our business. These systems include our internal network and data systems, as well as those of third-party vendors. Any failure, interruption or breach in security of these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement, require the payment of regulatory fines or penalties or undertaking costly remediation efforts. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of continued or new outbreaks of COVID-19 or its variants, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the effects of the pandemic could result in the recognition of credit losses in our loan portfolios and an increase in our allowance for credit losses, particularly if businesses are restricted or are required to close again, the impact on the global, national, and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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
P.O. Box 30170
College Station, TX 77842-3170
1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2021	2020	2019	2018	2017
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,773,806	$1,535,038	$1,269,157	$1,209,587	$1,179,813
Investment and equity securities	530,292	397,331	187,873	131,846	127,336
Loans, net	983,746	992,915	922,609	960,960	931,908
Deposits	1,584,359	1,354,573	1,125,392	1,082,629	1,047,181
Shareholders' equity	157,065	145,176	127,528	118,396	115,144

Summary of Operations
Interest income	$47,573	$45,939	$49,235	$44,868	$39,885
Interest expense	2,902	3,978	7,113	4,214	2,491
Net interest income	44,671	41,961	42,122	40,654	37,394
Provision for loan losses	(2,100)	4,625	237	9,954	670
Net interest income after provision for loan losses	46,771	37,336	41,885	30,700	36,724
Noninterest income	19,488	15,084	15,424	12,629	12,189
Noninterest expense	43,245	39,362	38,314	37,369	43,172
Income before income taxes	23,014	13,058	18,995	5,960	5,741
Federal income tax expense (benefit)	3,398	258	2,880	(165)	3,565
Net income	$19,616	$12,800	$16,115	$6,125	$2,176

Performance Measurements
Return on average assets	1.17%	0.91%	1.29%	0.52%	0.19%
Return on average equity	13.20%	9.56%	13.17%	5.34%	1.80%
Return on average tangible equity (1)	14.05%	10.24%	14.22%	5.80%	1.94%
Efficiency ratio (1)	66.12%	67.32%	65.36%	68.27%	82.59%
Net interest margin, fully tax equivalent	2.88%	3.21%	3.68%	3.78%	3.72%

Shareholders' Value (per common share)
Diluted earnings per share	$4.42	$2.93	$3.67	$1.39	$0.50
Basic earnings per share	4.44	2.94	3.68	1.40	0.50
Regular cash dividends paid	1.25	1.20	1.17	1.05	0.93
Book value	35.36	33.07	29.30	26.85	26.44
Tangible book value (1)	33.34	31.02	27.23	24.81	24.37
Market value**	33.10	27.03	38.69	31.50	37.36
Market value/book value ratio	93.61%	81.74%	132.05%	117.32%	141.30%
Market value/tangible book value ratio	99.29%	87.13%	142.11%	126.97%	153.30%
Price/earnings multiple year-to-date	7.49	9.23	10.54	22.66	74.72
Current quarter dividend yield*	3.87%	4.44%	3.10%	3.43%	2.49%
Dividend payout ratio	28.16%	40.83%	31.74%	75.07%	185.25%

Safety and Soundness
Average equity/average assets	8.89%	9.48%	9.78%	9.73%	10.62%
Risk-based capital ratio (Total)	18.41%	17.69%	16.08%	15.21%	15.31%
Leverage ratio (Tier 1)	8.52%	8.69%	9.72%	9.78%	9.73%
Common equity ratio (Tier 1)	15.20%	14.32%	14.82%	13.96%	14.06%
Nonperforming loans/gross loans	0.74%	0.87%	0.42%	0.27%	0.28%
Nonperforming assets/total assets	0.42%	0.57%	0.31%	0.44%	0.45%
Allowance for loan loss/loans	1.51%	1.66%	1.28%	1.28%	1.25%
Net loan recoveries (charge-offs)/average loans	0.04%	0.02%	-0.07%	-0.97%	0.01%

Assets under Management
Trust and Investment Services (fair value)	$946,964	$836,381	$790,949	$684,825	$686,941
Held at third-party brokers (fair value)	58,052	112,624	127,976	122,213	158,145

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios as of December 31, 2021 and 2020:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	138,249	68,467	19,533	504,441	270,557	6,855	—	1,008,102
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2021	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.36%	0.35%	1.57%	1.56%	2.10%	2.03%	—	1.51%
Net Recoveries (Charge-offs)/Average Loans for 2021	0.00%	0.25%	-0.14%	-0.01%	0.17%	-2.39%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								204.04%

2020
Loans at December 31, 2020	$137,224	$65,360	$16,309	$503,977	$281,257	$5,577	$—	$1,009,704
Average Loans for 2020	147,010	55,170	14,451	495,612	273,143	6,581	—	991,967
Nonaccrual Loans at December 31, 2020	41	10	512	8,033	108	—	—	8,704
Allowance for Loan Losses at December 31, 2020	555	226	294	9,163	5,679	97	775	16,789
Net Recoveries/(Charge-offs) for 2020	4	(10)	—	490	(195)	(91)	—	198

Loans/Total Gross Loans at December 31, 2020	14%	6%	2%	50%	28%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2020	0.03%	0.02%	3.14%	1.59%	0.04%	0.00%	—	0.86%
Allowance for Loan Loss/Gross Loans at December 31, 2020	0.40%	0.35%	1.80%	1.82%	2.02%	1.74%	—	1.66%
Net Recoveries/(Charge-offs)/Average Loans for 2020	0.00%	-0.02%	0.00%	0.10%	-0.07%	-1.38%	—	0.02%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2020								192.89%

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

The Bank must meet the financial needs of the customers that it serves, while providing a satisfactory return on the shareholders’ investment. In order to accomplish this, the Corporation must maintain sufficient liquidity in order to respond quickly to the changing level of funds required for both loan and deposit activity. The goal of liquidity management is to meet the ongoing cash flow requirements of depositors who want to withdraw funds and of borrowers who request loan disbursements. The Bank regularly reviews its liquidity position by measuring its projected net cash flows (in and out) at a 30 and 90-day interval. The Bank stress tests this measurement by assuming a level of deposit out-flows that have not historically been realized. In addition to this forecast, other funding sources are reviewed as a method to provide emergency funding if necessary. The objective of this measurement is to identify the amount of cash that could be raised quickly without the need to liquidate assets. The Bank also stresses its liquidity position utilizing different longer-term scenarios. The varying degrees of stress create pressure on deposit flows in its local market, reduce access to wholesale funding and limit access of funds available through brokered deposit channels. In addition to stressing cash flow, specific liquidity risk indicators are monitored to help identify risk areas. This analysis helps identify and quantify the potential cash surplus/deficit over a variety of time horizons to ensure the Bank has adequate funding resources. Assumptions used for liquidity stress testing are subjective. Should an evolving liquidity situation or business cycle present new data, potential assumption changes will be considered. The Bank believes it can meet all anticipated liquidity demands.

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

In accordance with ASC Topic 715, “Compensation – Retirement Benefits”, the Corporation recognizes the plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (AOCI). ASC Topic 715 requires the determination of the fair value of a plan’s assets at the company’s year-end and the recognition of actuarial gains and losses, prior service costs or credits, transition assets or obligations as a component of AOCI. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit costs will be recognized as a component of AOCI. Those amounts will subsequently be recorded as a component of net periodic benefit costs as they are amortized during future periods.

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

For the years ended December 31, 2021 and 2020, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2021 and 2020. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

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

Note 22. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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