Form 10-Q
period 2022-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2022-05-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 4,457,959 outstanding shares of the Registrant’s common stock as of April 29, 2022.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$18,209	$10,463
Short-term interest-bearing deposits in other banks	155,500	164,686
Total cash and cash equivalents	173,709	175,149
Long-term interest-bearing deposits in other banks	10,742	10,492
Debt securities available for sale, at fair value	511,477	529,811
Equity securities	492	481
Restricted stock	507	495
Loans held for sale	3,142	2,827
Loans	1,000,977	998,812
Allowance for loan losses	(15,050)	(15,066)
Net Loans	985,927	983,746
Premises and equipment, net	23,198	19,190
Right of use asset	4,658	4,759
Bank owned life insurance	21,982	21,874
Goodwill	9,016	9,016
Deferred tax asset, net	9,135	3,314
Other assets	13,076	12,652
Total assets	$1,767,061	$1,773,806

Liabilities
Deposits
Noninterest-bearing checking	$303,382	$298,403
Money management, savings, and interest checking	1,223,753	1,211,703
Time	69,251	74,253
Total deposits	1,596,386	1,584,359
Subordinate notes	19,598	19,588
Lease liability	4,763	4,857
Other liabilities	9,178	7,937
Total liabilities	1,629,925	1,616,741

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,456,918 shares outstanding at March 31, 2022 and
4,710,972 shares issued and 4,441,443 shares outstanding at December 31, 2021	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,077	43,085
Retained earnings	118,203	116,612
Accumulated other comprehensive loss	(22,444)	(547)
Treasury stock, 254,054 shares at March 31, 2022 and 269,529 shares at
December 31, 2021, at cost	(6,411)	(6,796)
Total shareholders' equity	137,136	157,065
Total liabilities and shareholders' equity	$1,767,061	$1,773,806

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2022	2021
Interest income
Loans, including fees	$9,067	$9,381
Interest and dividends on investments:
Taxable interest	1,843	1,623
Tax exempt interest	525	532
Dividend income	1	3
Interesting-bearing deposits in other banks	98	53
Total interest income	11,534	11,592
Interest expense
Deposits	463	485
Subordinate notes	263	263
Total interest expense	726	748
Net interest income	10,808	10,844
Provision for loan losses	—	(800)
Net interest income after provision for loan losses	10,808	11,644
Noninterest income
Investment and trust services fees	1,828	1,636
Loan service charges	116	196
Gain on sale of loans	254	782
Deposit service charges and fees	623	468
Other service charges and fees	412	396
Debit card income	458	517
Increase in cash surrender value of Bank owned life insurance	108	115
Change in fair value of equity securities	11	54
Other	74	63
Total noninterest income	3,884	4,227
Noninterest Expense
Salaries and employee benefits	6,366	5,658
Net occupancy	974	910
Marketing and advertising	497	345
Legal and professional	515	475
Data processing	1,137	929
Pennsylvania bank shares tax	143	92
FDIC Insurance	183	202
ATM/debit card processing	346	296
Telecommunications	92	129
Nonservice pension	69	205
Other	944	924
Total noninterest expense	11,266	10,165
Income before federal income taxes	3,426	5,706
Federal income tax expense	414	876
Net income	$3,012	$4,830
Per share
Basic earnings per share	$0.68	$1.10
Diluted earnings per share	$0.67	$1.09

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2022	2021
Net Income	$3,012	$4,830

Debt Securities:
Unrealized losses arising during the period	(27,718)	(10,577)
Tax effect	5,821	2,221
Net of tax amount	(21,897)	(8,356)

Total other comprehensive loss	(21,897)	(8,356)

Total Comprehensive Loss	$(18,885)	$(3,526)

(1) Reclassified to net gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2022 and 2021

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	3,012	—	—	3,012
Other comprehensive income		—	—	—	(21,897)	—	(21,897)
Cash dividends declared, $0.32 per share		—	—	(1,421)	—	—	(1,421)
Acquisition of treasury stock	(609)	—	—	—	—	(20)	(20)
Treasury shares issued under dividend reinvestment plan	9,379	—	78	—	—	236	314
Stock Compensation Plans:
Treasury shares issued	6,705	—	(156)	—	—	169	13
Compensation expense		—	70	—	—	—	70
Balance at March 31, 2022	4,456,918	$4,711	$43,077	$118,203	$(22,444)	$(6,411)	$137,136

Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	4,830	—	—	4,830
Other comprehensive income		—	—	—	(8,356)	—	(8,356)
Cash dividends declared, $0.30 per share		—	—	(1,318)	—	—	(1,318)
Acquisition of treasury stock	(474)	—	—	—	—	(13)	(13)
Treasury shares issued under dividend reinvestment plan	11,682	—	40	—	—	285	325
Stock Compensation Plans:
Treasury shares issued	7,020	—	(164)	—	—	171	7
Compensation expense		—	48	—	—	—	48
Balance at March 31, 2021	4,407,583	$4,711	$42,513	$106,032	$(5,166)	$(7,391)	$140,699

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,012	$4,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	324
Net amortization of loans and investment securities	711	124
Amortization of subordinate debt issuance costs	10	10
(Recovery of) provision for loan losses	—	(800)
Change in fair value of equity securities	(11)	(54)
Loans originated for sale	(14,086)	(28,992)
Proceeds from sale of loans	14,025	34,521
Gain on sale of loans held for sale	(254)	(782)
Increase in cash surrender value of life insurance	(108)	(115)
Increase in fair value of derivative	(8)	(23)
Stock option compensation	70	48
(Increase) decrease in other assets	(581)	691
Increase in other liabilities	1,399	667
Net cash provided by operating activities	4,446	10,449
Cash flows from investing activities
Net (increase) decrease in long-term interest-bearing deposits in other banks	(250)	1,746
Proceeds from maturities and pay-downs of securities available for sale	1,227	9,367
Purchase of investment securities available for sale	(11,525)	(45,827)
Net increase in restricted stock	(12)	—
Net (increase) decrease in loans	(1,978)	9,439
Capital expenditures	(4,261)	(168)
Net cash used in investing activities	(16,799)	(25,443)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	17,029	69,285
Net decrease in time deposits	(5,002)	(2,816)
Dividends paid	(1,421)	(1,318)
Purchase of Treasury shares	(20)	(13)
Cash received from option exercises	13	7
Treasury shares issued under dividend reinvestment plan	314	325
Net cash provided by financing activities	10,913	65,470
(Decrease) increase in cash and cash equivalents	(1,440)	50,476
Cash and cash equivalents at the beginning of the period	175,149	57,146
Cash and cash equivalents at the end of the period	$173,709	$107,622
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$475	$513
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$30	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2022, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2021 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2022	2021
Weighted average shares outstanding (basic)	4,446	4,396
Impact of common stock equivalents	24	19
Weighted average shares outstanding (diluted)	4,470	4,415
Anti-dilutive options excluded from calculation	30	61
Net income	$3,012	$4,830
Basic earnings per share	$0.68	$1.10
Diluted earnings per share	$0.67	$1.09

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
Effect on the Consolidated Financial Statements

We have formed an implementation team led by the Corporation's Risk Management function. The team is reviewing the requirements of the ASU and evaluating methods and models for implementation. As of the beginning of the first reporting period in which the new standard is adopted, the Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses, which will flow through retained earnings. After adoption, the new standard will result in earlier recognition of additions to the allowance for loan losses and possibly a larger allowance for loan loss balance with a corresponding increase in the provision for loan losses in results of operations; however, the Corporation is continuing to evaluate the impact of the pending adoption of the new standard on its consolidated financial statements. A third-party vendor has been selected to assist with the CECL calculations and the implementation process has started. The Corporation is running the CECL model in test mode in 2022.

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debit Restructurings and Vintage Disclosures
Description

This ASU will eliminate the recognition and measurement accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation is reviewing the ASU as part of its adoption of ASU 2016-13.

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021

Net unrealized gains on debt securities	$(23,624)	$4,094
Tax effect	4,961	(860)
Net of tax amount	$(18,663)	$3,234

Accumulated pension adjustment	$(4,786)	$(4,786)
Tax effect	1,005	1,005
Net of tax amount	$(3,781)	$(3,781)

Total accumulated other comprehensive loss	$(22,444)	$(547)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2022	cost	gains	losses	value
U.S. Treasury	$84,725	$—	$(5,713)	$79,012
Municipal	205,912	811	(10,920)	195,803
Corporate	25,300	69	(639)	24,730
Agency mortgage & asset-backed	174,496	117	(6,208)	168,405
Non-Agency mortgage & asset-backed	44,668	11	(1,152)	43,527
Total	$535,101	$1,008	$(24,632)	$511,477

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2021	cost	gains	losses	value
U.S. Treasury	$84,896	$88	$(698)	$84,286
Municipal	206,501	7,148	(1,422)	212,227
Corporate	24,794	333	(188)	24,939
Agency mortgage & asset-backed	178,614	1,157	(2,086)	177,685
Non-Agency mortgage & asset-backed	30,912	34	(272)	30,674
Total	$525,717	$8,760	$(4,666)	$529,811

At March 31, 2022 and December 31, 2021, the fair value of debt securities pledged to secure public funds and trust deposits totaled $153.8 million and $160.3 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at March 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$1,667	$1,682
Due after one year through five years	8,933	8,848
Due after five years through ten years	144,994	137,312
Due after ten years	160,343	151,703
	315,937	299,545
Mortgage & asset-backed	219,164	211,932
	$535,101	$511,477

Impairment:

The debt securities portfolio contained 464 securities with $442.0 million of temporarily impaired fair value and $24.6 million in unrealized losses at March 31, 2022. The total unrealized loss position has increased $20.0 million since year-end 2021.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The municipal bond portfolio, which has the largest unrealized loss, is well diversified geographically (203 issuers) and is comprised primarily of general obligation bonds (63%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (11%), Pennsylvania (11%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade. The impairment identified on debt securities and subject to assessment at March 31, 2022, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$79,012	$(5,713)	28	$—	$—	—	$79,012	$(5,713)	28
Municipal	143,337	(8,389)	158	18,653	(2,531)	21	161,990	(10,920)	179
Corporate	13,989	(420)	27	3,781	(219)	7	17,770	(639)	34
Agency mortgage & asset-backed	124,484	(4,592)	165	26,240	(1,616)	28	150,724	(6,208)	193
Non-Agency mortgage & asset-backed	28,847	(981)	25	3,698	(171)	5	32,545	(1,152)	30
Total temporarily impaired	$389,669	$(20,095)	403	$52,372	$(4,537)	61	$442,041	$(24,632)	464

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$76,383	$(698)	21	$—	$—	—	$76,383	$(698)	21
Municipal	38,997	(910)	44	15,404	(512)	16	54,401	(1,422)	60
Corporate	8,954	(132)	17	1,694	(56)	3	10,648	(188)	20
Agency mortgage & asset-backed	96,923	(1,669)	94	15,991	(417)	18	112,914	(2,086)	112
Non-Agency mortgage & asset-backed	15,215	(215)	11	1,964	(57)	3	17,179	(272)	14
Total temporarily impaired	$236,472	$(3,624)	187	$35,053	$(1,042)	40	$271,525	$(4,666)	227

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Balance of cumulative credit-related OTTI at January 1	$257	$272
Decreases for previously recognized credit losses on securities that paid off	—	(15)
Balance of credit-related OTTI at March 31	$257	$257

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At March 31, 2022 and December 31, 2021, this investment was reported at fair value of $492 thousand and $481 thousand, respectively, with changes in value reported through income.

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

This class also includes loans made as part of the Paycheck Protection Program (PPP). The PPP is a small business loan program, administered by the Small Business Administration (SBA). The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two years or five years with a fixed interest rate of 1% for the life of the loan. Because the PPP loans are 100% guaranteed by the SBA, they present no credit risk to the Bank once the SBA guarantee is fulfilled. However, if the SBA does not grant loan forgiveness, the PPP loan would present the same risk factors as any other commercial loan.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Residential Real Estate 1-4 Family
Consumer first liens	$72,246	$71,828
Commercial first lien	61,814	60,655
Total first liens	134,060	132,483

Consumer junior liens and lines of credit	67,780	67,103
Commercial junior liens and lines of credit	4,538	4,841
Total junior liens and lines of credit	72,318	71,944
Total residential real estate 1-4 family	206,378	204,427

Residential real estate - construction
Consumer	8,382	8,278
Commercial	13,050	12,379
Total residential real estate construction	21,432	20,657

Commercial real estate	524,138	522,779
Commercial	243,008	244,543
Total commercial	767,146	767,322

Consumer	6,021	6,406
	1,000,977	998,812
Less: Allowance for loan losses	(15,050)	(15,066)
Net Loans	$985,927	$983,746

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,964	$1,289

Loans pledged as collateral for borrowings and commitments from:
FHLB	$605,267	$614,828
Federal Reserve Bank	52,480	45,453
	$657,747	$660,281

Paycheck Protection Program (included in commercial loans)	$2,932	$7,755

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(1)	(24)	—	(45)
Recoveries	15	1	—	—	5	8	—	29
Provision	10	—	4	(206)	52	11	129	—
ALL at March 31, 2022	$480	$253	$329	$7,962	$5,183	$125	$718	$15,050

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	—	(13)	(5)	(18)	—	(36)
Recoveries	—	169	—	—	7	7	—	183
Provision	(108)	(184)	24	(365)	(208)	27	14	(800)
ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
March 31, 2022
Loans evaluated for ALL:
Individually	$651	$—	$422	$10,293	$—	$—	$—	$11,366
Collectively	133,409	72,318	21,010	513,845	243,008	6,021	—	989,611
Total	$134,060	$72,318	$21,432	$524,138	$243,008	$6,021	$—	$1,000,977

ALL established for loans evaluated:
Individually	$—	$—	$—	$662	$—	$—	$—	$662
Collectively	480	253	329	7,300	5,183	125	718	14,388
ALL at March 31, 2022	$480	$253	$329	$7,962	$5,183	$125	$718	$15,050

December 31, 2021
Loans evaluated for ALL:
Individually	$661	$—	$424	$10,520	$—	$—	$—	$11,605
Collectively	131,822	71,944	20,233	512,259	244,543	6,406	—	987,207
Total	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812

ALL established for loans evaluated:
Individually	$—	$—	$—	$698	$—	$—	$—	$698
Collectively	475	252	325	7,470	5,127	130	589	14,368
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

The following table shows additional information about those loans considered to be impaired as of the periods shown:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
March 31, 2022	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$651	$651	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	651	651	—	—	—
Residential real estate - construction	422	531	—	—	—
Commercial real estate	4,751	5,224	5,542	5,796	662
Commercial	—	—	—	—	—
Total	$5,824	$6,406	$5,542	$5,796	$662

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$661	$661	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	661	661	—	—	—
Residential real estate - construction	424	729	—	—	—
Commercial real estate	4,942	5,405	5,578	5,764	698
Commercial	—	—	—	—	—
Total	$6,027	$6,795	$5,578	$5,764	$698

The following table shows the average balance of impaired loans and related interest income for the periods shown:

	Three Months Ended
	March 31, 2022
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$656	$7
Junior liens and lines of credit	—	—
Total	656	7
Residential real estate - construction	423	—
Commercial real estate	10,256	43
Commercial	—	—
Total	$11,335	$50

	Three Months Ended
	March 31, 2021
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$634	$8
Junior liens and lines of credit	—	—
Total	634	8
Residential real estate - construction	512	—
Commercial real estate	16,043	91
Commercial	—	—
Total	$17,189	$99

At March 31, 2022, the Bank had $38.0 thousand of residential properties in the process of foreclosure compared to $38.0 thousand at the end of 2021. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
March 31, 2022
Residential Real Estate 1-4 Family
First liens	$133,720	$204	$120	$16	$340	$—	$134,060
Junior liens and lines of credit	72,265	12	3	—	15	38	72,318
Total	205,985	216	123	16	355	38	206,378
Residential real estate - construction	21,010	—	—	—	—	422	21,432
Commercial real estate	516,816	446	—	—	446	6,876	524,138
Commercial	242,688	260	—	—	260	60	243,008
Consumer	6,007	8	2	4	14	—	6,021
Total	$992,506	$930	$125	$20	$1,075	$7,396	$1,000,977

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,224	$96	$113	$—	$209	$50	$132,483
Junior liens and lines of credit	71,788	118	—	—	118	38	71,944
Total	204,012	214	113	—	327	88	204,427
Residential real estate - construction	20,233	—	—	—	—	424	20,657
Commercial real estate	515,487	293	187	—	480	6,812	522,779
Commercial	244,377	106	—	—	106	60	244,543
Consumer	6,368	27	11	—	38	—	6,406
Total	$990,477	$640	$311	$—	$951	$7,384	$998,812

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

March 31, 2022
Residential Real Estate 1-4 Family
First liens	$134,060	$—	$—	$—	$134,060
Junior liens and lines of credit	72,280	—	38	—	72,318
Total	206,340	—	38	—	206,378
Residential real estate - construction	21,010	—	422	—	21,432
Commercial real estate	488,884	18,722	16,532	—	524,138
Commercial	240,182	2,647	179	—	243,008
Consumer	6,021	—	—	—	6,021
Total	$962,437	$21,369	$17,171	$—	$1,000,977

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,433	$—	$50	$—	$132,483
Junior liens and lines of credit	71,906	—	38	—	71,944
Total	204,339	—	88	—	204,427
Residential real estate - construction	20,233	—	424	—	20,657
Commercial real estate	486,903	19,006	16,870	—	522,779
Commercial	244,315	49	179	—	244,543
Consumer	6,406	—	—	—	6,406
Total	$962,196	$19,055	$17,561	$—	$998,812

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
March 31, 2022
Residential real estate - construction	1	$422	$—	$422	—	$—
Residential real estate	5	650	650	—	—	—
Commercial real estate - owner occupied	4	1,147	1,147	—	—	—
Commercial real estate - farm land	4	1,496	1,496	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate	2	287	98	189	—	—
Total	17	$5,362	$4,751	$611	—	$—

December 31, 2021
Residential real estate - construction	1	$424	$—	$424	—	$—
Residential real estate	5	661	661	—	—	—
Commercial real estate - owner occupied	4	1,161	1,161	—	—	—
Commercial real estate - farm land	4	1,664	1,664	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate	2	294	294	—	—	—
Total	17	$5,564	$5,140	$424	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during the first quarter of 2022.

The following table reports new TDR loans during 2021, concession granted and the recorded investment as of March 31, 2022:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$50	$47	multiple

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$173	$174
Short-term lease cost	123	—
Variable lease cost	25	24
Total lease cost	$321	$198

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166	$162

Weighted-average remaining lease term (years)	10.8	11.5
Weighted-average discount rate	3.37%	3.34%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2022 are as follows:

(Dollars in thousands)

2022	$487
2023	660
2024	639
2025	588
2026	479
2027 and beyond	2,917
Undiscounted cash flow	5,770
Imputed Interest	(1,007)
Total lease liability	$4,763

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2022 and December 31, 2021.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	March 31, 2022			December 31, 2021
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,606	Other Liabilities	$13	$6,653	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$13			$21

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended
		March 31, 2022	March 31, 2021
Other Contracts	Other income	$8	$23

As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Components of net periodic cost:
Service cost	$86	$99
Interest cost	168	87
Expected return on plan assets	(249)	(274)
Settlement expense	—	108
Recognized net actuarial loss	150	285
Total pension expense	$155	$305

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the first quarter of 2022. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$492	$—	$—	$492

Available for sale:
U.S. Government and Agency securities	79,012	—	—	79,012
Municipal securities	—	195,803	—	195,803
Corporate securities	—	24,730	—	24,730
Agency mortgage and asset-backed securities	—	168,405	—	168,405
Non-Agency mortgage and asset-backed securities	—	43,527	—	43,527
Total assets	$79,504	$432,465	$—	$511,969

(Dollars in thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$481	$—	$—	$481

Available for sale:
U.S. Government and Agency securities	84,286	—	—	84,286
Municipal securities	—	212,227	—	212,227
Corporate securities	—	24,939	—	24,939
Agency mortgage and asset-backed securities	—	177,685	—	177,685
Non-Agency mortgage and asset-backed securities	—	30,674	—	30,674
Total assets	$84,767	$445,525	$—	$530,292

The fair value of derivative liabilities measured at fair value at March 31, 2022 and December 31, 2021 was $13 thousand and $21 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in Thousands)	Fair Value at March 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,880	$4,880
Total assets	$—	$—	$4,880	$4,880

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,880	$4,880
Total assets	$—	$—	$4,880	$4,880

(1)Includes assets that may have been charged-down to fair value during the reporting period or have a specific reserve established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2022. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2022.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

(Dollars in thousands)				Range
March 31, 2022	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$4,880	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

				Range
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$4,880	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$173,709	$173,709	$173,709	$—	$—
Long-term interest-bearing deposits in other banks	10,742	10,742	10,742	—	—
Loans held for sale	3,142	3,195	—	3,195	—
Net loans	985,927	975,150	—	—	975,150
Accrued interest receivable	3,080	3,080	—	—	3,080

Financial liabilities:
Deposits	$1,596,386	$1,528,444	$—	$1,528,444	$—
Subordinate notes	19,598	19,009	—	19,009	—
Accrued interest payable	334	334	—	334	—

	December 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$175,149	$175,149	$175,149	$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492	—	—
Loans held for sale	2,827	2,940	—	2,940	—
Net loans	983,746	1,003,580	—	—	1,003,580
Accrued interest receivable	5,217	5,217	—	—	5,217

Financial liabilities:
Deposits	$1,584,359	$1,616,128	$—	$1,616,128	$—
Subordinate notes	19,588	19,909	—	19,909	—
Accrued interest payable	83	83	—	83	—

Note 12. Subordinated Notes

At March 31, 2022, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $402.0 thousand at March 31, 2022, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2022 was 8.30% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.94%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	15.05%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.94%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	15.05%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.09%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	16.30%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.59%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.65%	8.57%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.6 million for the first quarter of 2022, compared to $1.5 million in the first quarter of 2021.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $173 thousand for the first quarter of 2022, compared to $84 thousand in the first quarter of 2021.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $31 thousand for the first quarter of 2022, compared to $37 thousand for the first quarter of 2021.

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$281,285	$288,075
Consumer commitments to extend credit (secured)	90,243	82,095
Consumer commitments to extend credit (unsecured)	5,310	5,389
	$376,838	$375,559
Standby letters of credit	$26,487	$23,284

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At March 31, 2022, this reserve was $1.5 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at March 31, 2022 and December 31, 2021.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2022, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2022 and 2021

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

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation. These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management. There were no changes to the critical accounting policies disclosed in the 2021 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2021 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $3.0 million ($.67 per diluted share) for the first quarter of 2022 compared to $4.8 million ($1.09 per diluted share) for the same period in 2021, and $3.7 million ($.82 per diluted share) for the fourth quarter of 2021.

A summary of operating results for the first quarter of 2022 are as follows:

•Net interest income was $10.8 million, inclusive of $384 thousand of interest and fees from Paycheck Protection Program (PPP) loans, compared to $11.4 million (including $488 thousand of PPP fees and interest) in the fourth quarter of 2021 (including $883 thousand of PPP interest and fees).  All deferred PPP fees have been fully recognized as of March 31, 2022. The net interest margin was 2.66% for the first quarter of 2022 compared to 2.79% for the fourth quarter of 2021 and 3.03% for the first quarter of 2021. The net interest margin continued to experience downward pressure into 2022 as the yield on earning assets fell from 3.23% for the first quarter of 2021 to 2.83% for the first quarter of 2022. Over this same period the cost of all deposits only decreased from 0.14% in 2021 to 0.12% in 2022.

•Average earning assets for 2022 were $1.7 billion compared to $1.5 billion for the first quarter of 2021, an increase of 12.2%.  Over the comparative period, the average balance of interest-bearing cash balances increased $79.0 million (100.1%), the average balance of the investment portfolio increased $117.6 million (28.8%), and the average balance of the loan portfolio decreased $13.3 million (1.3%). Within the loan portfolio, the average balance of PPP loans declined from $54.6 million for the first quarter of 2021 to $5.6 million for the first quarter of 2022. Total deposits averaged $1.6 billion for the first quarter of 2022, an increase of $190.9 million (13.8%) over the average balance for the same period of 2021. All deposit categories reported a year-over-year increase in average balances except for time deposits, which decreased by $1.7 million or 2.3%.

•The provision for loan loss was $0 for the first quarter of 2022 compared to a reversal of $800 thousand during the same period of 2021. The negative provision expense in the first quarter of 2021 resulted from the reversal of provision expense previously recorded in 2020 due to the uncertain economic effect of the pandemic as credit quality stabilized. The allowance for loan loss ratio was 1.50% of gross loans as of March 31, 2022, compared to 1.61% one year earlier.

•Noninterest income for the first quarter of 2022 was $3.9 million. Compared to the fourth quarter of 2021, this represents a decrease of $704 thousand (15.4%) from $4.6 million. Significant variances to the fourth quarter of 2021 include: loan service charges (down $140 thousand) and gains on the sale of mortgages (down $301 thousand). In comparison to the first quarter for 2021, the current quarter results represent a decrease of $343 thousand (8.1%) from $4.2 million. Significant variances to the first quarter of 2021 include: Investment and Trust Services fees (up $192 thousand), deposit fees (up $155 thousand) and gains on the sale of mortgages (down $528 thousand).

•Noninterest expense for the first quarter of 2022 was $11.3 million. Compared to the fourth quarter of 2021, this represents a decrease of $715 thousand (6.0%) from $12.0 million. The most significant variance to the fourth quarter of 2021 was a decrease in salary and benefit expense of $553 thousand, primarily in incentive compensation expense and health insurance expense. In comparison to the first quarter of 2021, the current quarter results represent an increase of $1.1 million (10.8%). Significant variances to the first quarter of 2021 include: salaries and benefits (up $708 thousand, primarily in salary expense and incentive compensation expense), marketing and advertising (up $152 thousand) and data processing (up $208 thousand).

•The effective tax rate was 12.1% for the first quarter of 2022, 13.4% for the fourth quarter of 2021, and 15.4% for the first quarter of 2021.

Total assets at March 31, 2022 were $1.767 billion compared to $1.774 billion at December 31, 2021. Significant balance sheet changes since December 31, 2021, include:

•Short-term interest-bearing deposits in other banks decreased $9.2 million and the investment portfolio carried at fair value decreased $18.3 million due to decreases in the fair value of securities.

•The net loan portfolio increased $2.2 million over the year-end 2021 balance. During the quarter, the balance of PPP loans decreased from $7.8 million at December 31, 2021 to $2.9 million at March 31, 2022. Without the PPP payoffs, net loans would have increased approximately $7.0 million. Commercial loans, net of PPP loans, were unchanged at $767.0 million while mortgage and home equity loans increased slightly.

•Deposits increased $12.0 million (0.8%) over year-end 2021, with all deposit products showing an increase except time deposits, which decreased by $5.0 million or 6.7%.  Money management accounts and interest-bearing checking products showed the largest increases over the prior year-end.

•Shareholders’ equity decreased $19.9 million from December 31, 2021. During the quarter, shareholders’ equity increased by $1.6 million from retained earnings, but this was more than offset by a $22 million decrease in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined as a result of an increase in market interest rates. At March 31, 2022, the book value of the Corporation’s common stock was $30.77 per share, down from $35.36 per share at year-end 2021, reflecting the effect of the decrease in AOCI on book value. The tangible book value fell from $33.34 per share at year-end 2021 to $28.75 at quarter end. In December 2021, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and no shares have been repurchased under this program as of March 31, 2022.

Key performance ratios as of, or for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 are listed below:

	March 31,	December 31,	March 31,
(Dollars in thousands, except per share)	2022	2021	2021

Balance Sheet Highlights
Total assets	$1,767,061	$1,773,806	$1,597,559
Investment and equity securities	511,969	530,292	422,622
Loans, net	985,927	983,746	984,797
Deposits	1,596,386	1,584,359	1,421,042
Shareholders' equity	137,136	157,065	140,699

Summary of Operations
Interest income	$11,534	$47,573	$11,592
Interest expense	726	2,902	748
Net interest income	10,808	44,671	10,844
Provision for loan losses	—	(2,100)	(800)
Net interest income after provision for loan losses	10,808	46,771	11,644
Noninterest income	3,884	19,488	4,227
Noninterest expense	11,266	43,245	10,165
Income before income taxes	3,426	23,014	5,706
Federal income tax expense	414	3,398	876
Net income	$3,012	$19,616	$4,830

Performance Measurements
Return on average assets*	0.69%	1.17%	1.23%
Return on average equity*	7.96%	13.20%	13.47%
Return on average tangible equity (1)*	8.47%	14.05%	14.37%
Efficiency ratio (1)	75.50%	66.12%	66.06%
Net interest margin*	2.66%	2.88%	3.03%

Shareholders' Value (per common share)
Diluted earnings per share	$0.67	$4.42	$1.09
Basic earnings per share	0.68	4.44	1.10
Regular cash dividends declared	0.32	1.25	0.30
Book value	30.77	35.36	31.92
Tangible book value (1)	28.75	33.34	29.87
Market value	33.58	33.10	31.18
Market value/book value ratio	109.13%	93.61%	97.68%
Market value/tangible book value ratio	116.82%	99.29%	104.37%
Price/earnings multiple*	12.53	7.49	7.15
Current quarter dividend yield*	3.81%	3.87%	3.85%
Dividend payout ratio year-to-date	47.18%	28.16%	27.29%

Safety and Soundness
Average equity/average assets	8.60%	8.89%	9.16%
Risk-based capital ratio (Total)	18.09%	18.41%	18.18%
Leverage ratio (Tier 1)	8.59%	8.52%	8.76%
Common equity ratio (Tier 1)	14.94%	15.20%	14.80%
Nonperforming loans/gross loans	0.74%	0.74%	0.88%
Nonperforming assets/total assets	0.42%	0.42%	0.55%
Allowance for loan losses as a % of loans	1.50%	1.51%	1.61%
Net loans (charged-off) recovered/average loans*	-0.01%	0.04%	0.06%

Assets under Management
Trust assets under management (fair value)	$920,597	$946,964	$860,794
Held at third-party brokers (fair value)	111,742	118,046	118,180

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

(Dollars in thousands, except per share)	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Return on Tangible Equity (non-GAAP)
Net income	$3,012	$19,616	$4,830

Average shareholders' equity	151,290	148,637	143,439
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	142,274	139,621	134,423

Return on average tangible equity (non-GAAP)*	8.47%	14.05%	14.37%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$137,136	$157,065	$140,699
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	128,120	148,049	131,683

Shares outstanding (in thousands)	4,457	4,441	4,408

Tangible book value per share (non-GAAP)	28.75	33.34	29.87

Efficiency Ratio
Noninterest expense	$11,266	$43,245	$10,165

Net interest income	10,808	44,671	10,844
Plus tax equivalent adjustment to net interest income	240	1,466	370
Plus noninterest income, net of securities transactions	3,873	19,271	4,173
Total revenue	14,921	65,408	15,387

Efficiency ratio (Noninterest expense/total revenue)	75.50%	66.12%	66.06%

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

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

Tax equivalent net interest income decreased $166 thousand to $11.0 million in the first quarter of 2022 compared to $11.2 million for the same period in 2021. Balance sheet volume contributed a $1.2 million increase to tax equivalent net interest income offset by changes in rates of $1.4 million.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are presented by primary loan purpose and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2022			2021

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-bearing obligations in other banks	$157,942	$98	0.25%	$78,930	$53	0.27%
Investment securities:
Taxable	434,489	1,844	1.72%	315,673	1,626	2.09%
Tax Exempt	91,594	615	2.72%	92,773	668	2.88%
Investments	526,083	2,459	1.90%	408,446	2,294	2.28%
Loans:
Commercial, industrial and agricultural	845,633	8,017	3.84%	858,360	8,372	3.90%
Residential mortgage	64,550	553	3.47%	67,886	603	3.58%
Home equity loans and lines	85,231	547	2.60%	81,920	525	2.60%
Consumer	6,132	100	6.61%	6,714	115	6.95%
Loans	1,001,546	9,217	3.73%	1,014,880	9,615	3.80%
Total interest-earning assets	1,685,571	$11,774	2.83%	1,502,256	$11,962	3.23%
Other assets	72,830			62,905
Total assets	$1,758,401			$1,565,161

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$509,049	$142	0.11%	$426,410	$113	0.11%
Money Management	580,399	231	0.16%	513,083	199	0.16%
Savings	123,150	17	0.06%	106,046	15	0.06%
Time	72,416	73	0.41%	74,146	158	0.86%
Total interest-bearing deposits	1,285,014	463	0.15%	1,119,685	485	0.18%

Subordinated Notes	19,592	263	5.37%	19,558	263	5.37%
Total interest-bearing liabilities	1,304,606	726	0.23%	1,139,243	748	0.27%
Noninterest-bearing deposits	292,041			266,491
Other liabilities	10,464			15,988
Shareholders' equity	151,290			143,439
Total liabilities and shareholders' equity	$1,758,401			$1,565,161
T/E net interest income/Net interest margin		11,048	2.66%		11,214	3.03%
Tax equivalent Adjustment		(240)			(370)
Net interest income		$10,808			$10,844

Net Interest Spread			2.60%			2.96%
Cost of Funds			0.18%			0.22%
Cost of Deposits			0.12%			0.14%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for the first quarter of 2022, compared to a reversal of $800 thousand in the first quarter of 2021. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2022, noninterest income decreased $343 thousand from the same period in 2021. Investment and trust service fees increased primarily due to an increase in asset management fees. Gains on sale of loans decreased as the volume of mortgages sold decreased. Deposit service charges increased due to increased usage of retail deposit products and overdraft protection.

The following table presents a comparison of noninterest income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$1,828	$1,636	$192	11.7
Loan service charges	116	196	(80)	(40.8)
Gain on sale of loans	254	782	(528)	(67.5)
Deposit service charges and fees	623	468	155	33.1
Other service charges and fees	412	396	16	4.0
Debit card income	458	517	(59)	(11.4)
Increase in cash surrender value of life insurance	108	115	(7)	(6.1)
Change in fair value of equity securities	11	54	(43)	(79.6)
Other	74	63	11	17.5
Total noninterest income	$3,884	$4,227	$(343)	(8.1)

Noninterest Expense

Noninterest expense for the first quarter of 2022 increased $1.1 million compared to the same period in 2021. Salary expense increased primarily due to additional expense for incentive compensation programs and new positions. Marketing and advertising expense increased primarily from sponsorships of community events. Data processing expenses were higher due primarily to the implementation of a customer relationship management platform that began in the fourth quarter of 2021.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2022	2021	Amount	%
Salaries and benefits	$6,366	$5,658	$708	12.5
Net occupancy	974	910	64	7.0
Marketing and advertising	497	345	152	44.1
Legal and professional	515	475	40	8.4
Data processing	1,137	929	208	22.4
Pennsylvania bank shares tax	143	92	51	55.4
FDIC insurance	183	202	(19)	(9.4)
ATM/debit card processing	346	296	50	16.9
Telecommunications	92	129	(37)	(28.7)
Nonservice pension	69	205	(136)	(66.3)
Other	944	924	20	2.2
Total noninterest expense	$11,266	$10,165	$1,101	10.8

Provision for Income Taxes

For the first quarter of 2022, the Corporation recorded a Federal income tax expense of $414 thousand compared to $876 thousand for the same quarter in 2021. The effective tax rate for the first quarter of 2022 was 12.1% compared to 15.4% for the first quarter of 2021. The decrease in the effective tax rate was due primarily to lower pre-tax income driven by the reversal in the provision for loan loss expense in 2021 compared to no provision expense in 2022. The federal statutory tax rate is 21% for 2022 and 2021.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $173.7 million at March 31, 2022, a decrease of $1.4 million from the prior year-end balance of $175.1 million. Interest-bearing deposits are held primarily at the Federal Reserve ($153.9 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $9.4 million on a cost basis since year-end 2021. The portfolio is comprised primarily of municipal securities and mortgage and asset-backed securities issued by U.S. Agencies at approximately 38% and 33% of the portfolio fair value, respectively. The average life of the portfolio was 6.0 years.

The AFS securities portfolio had a net unrealized loss of $23.6 million at March 31, 2022 compared to a net unrealized gain of $4.1 million at the prior year-end. The portfolio averaged $526.1 million with a yield of 1.90% for the first three months of 2022. This compares to an average of $408.4 million and a yield of 2.28% for the same period in 2021.

The municipal bond portfolio is well diversified geographically (203 issuers) and is comprised primarily of general obligation bonds (63%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (11%), Pennsylvania (11%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $24.6 million, compared to $4.7 million at December 31, 2021. The municipal bond portfolio had the largest unrealized loss of $10.9 million, 44% of the total unrealized loss ($24.6 million). There are 179 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised of 5 variable rate bank issued trust preferred securities with a fair value of $4.1 million and 43 fixed rate bank issued subordinated notes with a fair value of $20.6 million. This portfolio has an unrealized loss of $639 thousand on 34 securities with a fair value of $17.8 million. The trust-preferred securities held by the Bank are single entity issues, not pooled trust preferred securities. None of these issuers have suspended or missed a dividend or interest payment. At March 31, 2022, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the non-agency mortgage and asset-backed securities portfolio increased $880 thousand from December 31, 2021. Many of these securities have credit enhancement in the form of overcollateralization. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $507 thousand of restricted stock at March 31, 2022. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $2.0 million over year-end 2021. For the first three months of 2022, the Bank originated $25.5 million and sold $14.0 million in mortgages through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($13.1 million), while loans for individuals to construct personal residences totaled $8.4 million at March 31, 2022. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $524.1 million from $522.8 million at the end of 2021. The largest sectors (by collateral) in the commercial real estate category are: hotels and motels ($80.8 million), apartment units ($74.7 million), office buildings ($48.4 million), land development ($46.6 million), and manufacturing facilities ($37.3 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 18 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $95.5 million. At March 31, 2022, the Bank had $59.5 million in real estate construction loans funded with an interest reserve and capitalized $131 thousand of interest in 2022 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $1.5 million to $243.0 million at March 31, 2022, compared to $244.5 million at the end of 2021 primarily due to $4.9 million of PPP forgiveness. At March 31, 2022, the balance of PPP loans was $2.9 million, down from $7.8 million at year-end, which are 100% guaranteed by the SBA. At March 31, 2022, the Bank had approximately $135.0 million in tax-free loans in the commercial portfolio. The largest sectors (by industry) in the commercial category are: public administration ($51.6 million), utilities ($45.4 million), real estate rental and leasing ($20.0 million), finance and insurance ($13.2 million) and manufacturing ($13.2 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2022, the outstanding commercial participations accounted for 7.9%, or $78.6 million, of total gross loans compared to 7.8% and $77.5 million at December 31, 2021. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $97.2 million, compared to $95.9 million at December 31, 2021. The commercial loan participations are comprised of $27.1 million of Commercial loans and $51.5 million of CRE loans, reported in the respective loan class.

Consumer loans: This category decreased by $385 thousand to $6.0 million at March 31, 2022, compared to $6.4 million at prior year-end and is mainly comprised primarily of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$72,246	$71,828	$418	0.6
Commercial first lien	61,814	60,655	1,159	1.9
Total first liens	134,060	132,483	1,577	1.2

Consumer junior liens and lines of credit	67,780	67,103	677	1.0
Commercial junior liens and lines of credit	4,538	4,841	(303)	(6.3)
Total junior liens and lines of credit	72,318	71,944	374	0.5
Total residential real estate 1-4 family	206,378	204,427	1,951	1.0

Residential real estate - construction
Consumer	8,382	8,278	104	1.3
Commercial	13,050	12,379	671	5.4
Total residential real estate construction	21,432	20,657	775	3.8

Commercial real estate	524,138	522,779	1,359	0.3
Commercial	243,008	244,543	(1,535)	(0.6)
Total commercial	767,146	767,322	(176)	(0.0)

Consumer	6,021	6,406	(385)	(6.0)
	1,000,977	998,812	2,165	0.2
Less: Allowance for loan losses	(15,050)	(15,066)	16	(0.1)
Net Loans	$985,927	$983,746	$2,181	0.2

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $38.5 million at March 31, 2022 compared to $36.6 million at December 31, 2021. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $7.4 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2022, the Bank had loans of $18.1 million (1.8% of gross loans) that exceeded the supervisory limit, compared to 1.8% at year-end 2021.

Loan quality, as measured by nonaccrual loans is unchanged during the first three months of 2022 with $7.4 million of nonaccrual loan and a nonaccrual loan to total loans ratio of .74%. Loans past due 90-days or more, but still accruing, totaled $20 thousand at March 31, 2022.

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

A loan is considered a TDR if the creditor (the Bank), for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. These concessions may include lowering the rate, extending the maturity, re-amortization of the payment, or a combination of multiple concessions. The Bank reviews all loans rated 6-OAEM or worse when it is providing a loan restructure, modification or new credit facility to determine if the action is a TDR. If a TDR loan is placed on nonaccrual status, it remains on nonaccrual status for at least six months to ensure performance.

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. At March 31, 2022, there were 17 TDR loans with a balance of $5.4 million, including two TDR loans not performing in accordance with the modified terms for $611 thousand. Impaired loans, including TDR loans, totaled $11.4 million compared to $11.6 million at year-end 2021. There is a specific reserve of $662 thousand established on one impaired loan.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses. The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at March 31, 2022 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $662 thousand specific reserve established for one impaired loan ($5.5 million) at March 31, 2022 compared to a specific reserve of $698 thousand at year-end 2021 on the same loan.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (C&I non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. PPP loans, because of the SBA guarantee, are excluded from the quantitative analysis. The allowance established as a result of the quantitative analysis was $3.0 million compared to $2.8 million at year-end 2021.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high or very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. The qualitative allowance declined to $10.7 million at March 31, 2022 from $11.0 million at year-end 2021. PPP loans, because of the SBA guarantee, were excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $718 thousand at March 31, 2022.

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

In determining the allowance for loan losses, Management, at its discretion, may determine additional adjustments to the fair value obtained from an appraisal or collateral valuation are required. Adjustments will be made as necessary based on factors, including, but not limited to the economy, deferred maintenance, industry, type of property or equipment etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. If an appraisal is not available, Management may make its best estimate of the real value of the collateral or use last known market value and apply appropriate discounts.  If an adjustment is made to the collateral valuation, this will be documented with appropriate support and reported to the Loan Management Committee.

The following table shows the allocation of the allowance for loan losses and other loan performance ratios, by class, as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2022
Loans at March 31, 2022	$134,060	$72,318	$21,432	$524,138	$243,008	$6,021	$—	$1,000,977
Average Loans at March 31, 2022	135,727	71,470	21,308	520,869	246,112	6,060	—	1,001,546
Nonaccrual Loans at March 31, 2022	—	38	422	6,876	60	—	—	7,396
Allowance for Loan Loss at March 31, 2022	480	253	329	7,962	5,183	125	718	15,050
Net (Charge-offs)/Recoveries at March 31, 2022	(5)	1	—	—	4	(16)	—	(16)

Loans/Total Gross Loans at March 31, 2022	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at March 31, 2022	0.00%	0.05%	1.97%	1.31%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss at March 31, 2022	0.36%	0.35%	1.54%	1.52%	2.13%	2.08%	—	1.50%
Net (Charge-offs) Recoveries/Average Loans at March 31, 2022*	-0.01%	0.01%	0.00%	0.00%	0.01%	-1.06%	—	-0.01%
Allowance for Loan Loss/Nonaccrual Loans at March 31, 2022								203.49%

2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	138,249	68,467	19,533	504,441	270,557	6,855	—	1,008,102
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2021	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.36%	0.35%	1.57%	1.56%	2.10%	2.03%	—	1.51%
Net Recoveries(Charge-offs)/Average Loans for 2021	0.00%	0.25%	-0.14%	-0.01%	0.17%	-2.39%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								204.04%

*Annualized

Deposits:

Total deposits increased $12.0 million during the first three months of 2022 to $1.596 billion. Noninterest-bearing deposits increased $5.0 million (primarily in small business deposits) and interest-bearing checking and savings deposits increased $12.1 million, while time deposits decreased $5.0 million. Interest-bearing checking decreased by $6.9 million in commercial deposits, while the Bank’s Money Management increased $10.7 million, and savings increased $8.3 million. The decrease in time deposits is primarily in retail accounts.

As of March 31, 2022, the Bank had deposits of $238.0 million placed in the IntraFi Network deposit program ($166.9 million in interest-bearing checking and $71.1 million in money management) and $4.1 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2022, the Bank’s reciprocal deposits were 14.7% of total liabilities compared to 16.0% at year-end 2021.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest-bearing checking	$303,382	$298,403	$4,979	1.7

Interest-bearing checking	505,104	511,969	(6,865)	(1.3)
Money management	590,477	579,826	10,651	1.8
Savings	128,172	119,908	8,264	6.9
Total interest-bearing checking and savings	1,223,753	1,211,703	12,050	1.0

Time deposits	69,251	74,253	(5,002)	(6.7)
Total deposits	$1,596,386	$1,584,359	$12,027	0.8

Overdrawn deposit accounts reclassified as loans	$173	$103

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

Shareholders’ Equity:

Total shareholders’ equity decreased $19.9 million to $137.1 million as of March 31, 2022 from December 31, 2021, due primarily to a decrease of $21.9 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during 2022 and was partially offset by an increase of $1.6 million in retained earnings. The Corporation’s net earnings of $3.0 million were partially offset by cash dividends of $1.4 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $61 thousand in new capital from optional cash contributions and $254 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 47.2% for the first three months of 2022 compared to 27.3% for the first quarter of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2022, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the fourth quarter of 2021. On April 14, 2022, the Board of Directors declared a $0.32 per share regular quarterly dividend for the second quarter of 2022, which will be paid on May 25, 2022.

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. No shares were repurchased in the first quarter of 2022. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2022 was 8.30% compared to the regulatory buffer of 2.50%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.94%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	15.05%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.94%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	15.05%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	18.09%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	16.30%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.59%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.65%	8.57%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 3.4% in Cumberland County to 6.9% in Huntingdon County, as of the end of February. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $356 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at March 31, 2022.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$360,951	$—	$360,951
Federal Reserve Bank Discount Window	34,898	—	34,898
Correspondent Banks	56,000	—	56,000
Total	$451,849	$—	$451,849

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $403.3 million and $398.8 million, respectively, at March 31, 2022 and December 31, 2021. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At March 31, 2022, this reserve was $1.5 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2022. For more information on market risk refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

In management’s opinion, there are no other proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material to the Corporation’s financial condition or results of operations. No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2022. For more information, refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. There were no purchases made under the plan during the first quarter of 2022.

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

Franklin Financial Services Corporation

May 13, 2022	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

May 13, 2022	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)