Form 10-Q
period 2022-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2022-08-05
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

There were 4,394,051 outstanding shares of the Registrant’s common stock as of July 29, 2022.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$18,410	$10,463
Short-term interest-earning deposits in other banks	179,859	164,686
Total cash and cash equivalents	198,269	175,149
Long-term interest-earning deposits in other banks	12,476	10,492
Debt securities available for sale, at fair value	509,787	529,811
Equity securities	495	481
Restricted stock	644	495
Loans held for sale	2,054	2,827
Loans	1,034,623	998,812
Allowance for loan losses	(15,015)	(15,066)
Net Loans	1,019,608	983,746
Premises and equipment, net	27,271	19,190
Right of use asset	4,898	4,759
Bank owned life insurance	22,091	21,874
Goodwill	9,016	9,016
Deferred tax asset, net	13,534	3,314
Other assets	12,153	12,652
Total assets	$1,832,296	$1,773,806

Liabilities
Deposits
Noninterest-bearing checking	$302,220	$298,403
Money management, savings, and interest checking	1,313,886	1,211,703
Time	63,081	74,253
Total deposits	1,679,187	1,584,359
Subordinate notes	19,605	19,588
Lease liability	5,010	4,857
Other liabilities	6,697	7,937
Total liabilities	1,710,499	1,616,741

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,422,280 shares outstanding at June 30, 2022 and
4,710,972 shares issued and 4,441,443 shares outstanding at December 31, 2021	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,248	43,085
Retained earnings	120,354	116,612
Accumulated other comprehensive loss	(38,990)	(547)
Treasury stock, 288,692 shares at June 30, 2022 and 269,529 shares at
December 31, 2021, at cost	(7,526)	(6,796)
Total shareholders' equity	121,797	157,065
Total liabilities and shareholders' equity	$1,832,296	$1,773,806

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$9,754	$9,188	$18,821	$18,569
Interest and dividends on investments:
Taxable interest	2,168	1,755	4,010	3,377
Tax exempt interest	524	530	1,049	1,062
Dividend income	8	12	9	15
Interesting-bearing deposits in other banks	421	58	520	112
Total interest income	12,875	11,543	24,409	23,135
Interest expense
Deposits	504	457	967	943
Subordinate notes	260	263	523	525
Total interest expense	764	720	1,490	1,468
Net interest income	12,111	10,823	22,919	21,667
Provision (credit) for loan losses	—	(1,100)	—	(1,900)
Net interest income after provision for loan losses	12,111	11,923	22,919	23,567
Noninterest income
Investment and trust services fees	1,918	1,905	3,746	3,542
Loan service charges	240	227	356	423
Gain on sale of loans	255	555	509	1,337
Deposit service charges and fees	634	470	1,257	938
Other service charges and fees	437	420	849	816
Debit card income	438	576	896	1,093
Increase in cash surrender value of Bank owned life insurance	109	112	217	227
Net (losses) gains on sales of debt securities	(19)	91	(19)	91
Change in fair value of equity securities	4	38	15	91
Other	75	95	150	158
Total noninterest income	4,091	4,489	7,976	8,716
Noninterest Expense
Salaries and employee benefits	7,045	6,245	13,410	11,903
Net occupancy	979	856	1,952	1,766
Marketing and advertising	460	396	957	740
Legal and professional	484	498	999	973
Data processing	1,261	888	2,398	1,817
Pennsylvania bank shares tax	335	308	478	400
FDIC Insurance	170	179	353	382
ATM/debit card processing	360	329	706	625
Telecommunications	106	83	199	213
Nonservice pension	69	189	138	395
Other	760	140	1,706	1,063
Total noninterest expense	12,029	10,111	23,296	20,277
Income before federal income taxes	4,173	6,301	7,599	12,006
Federal income tax expense	595	1,030	1,009	1,905
Net income	$3,578	$5,271	$6,590	$10,101
Per share
Basic earnings per share	$0.80	$1.19	$1.48	$2.29
Diluted earnings per share	$0.80	$1.19	$1.47	$2.28

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2022	2021	2022	2021
Net Income	$3,578	$5,271	$6,590	$10,101

Debt Securities:
Unrealized (losses) gains arising during the period	(20,965)	7,699	(48,683)	(2,878)
Reclassification adjustment for losses (gains) included in net income (1)	19	(91)	19	(91)
Net unrealized (losses) gains	(20,946)	7,608	(48,664)	(2,969)
Tax effect	4,400	(1,598)	10,221	623
Net of tax amount	(16,546)	6,010	(38,443)	(2,346)

Total other comprehensive (loss) income	(16,546)	6,010	(38,443)	(2,346)

Total Comprehensive (Loss) Income	$(12,968)	$11,281	$(31,853)	$7,755

(1) Reclassified to net (losses) gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2022 and 2021

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2022	4,456,918	$4,711	$43,077	$118,203	$(22,444)	$(6,411)	$137,136
Net income		—	—	3,578	—	—	3,578
Other comprehensive loss		—	—	—	(16,546)	—	(16,546)
Cash dividends declared, $0.32 per share		—	—	(1,427)	—	—	(1,427)
Acquisition of treasury stock	(47,431)	—	—	—	—	(1,441)	(1,441)
Treasury shares issued under dividend reinvestment plan	11,133	—	49	—	—	284	333
Stock Compensation Plans:
Treasury shares issued	1,660	—	(30)	—	—	42	12
Compensation expense		—	152	—	—	—	152
Balance at June 30, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797

Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	6,590	—	—	6,590
Other comprehensive loss		—	—	—	(38,443)	—	(38,443)
Cash dividends declared, $0.64 per share		—	—	(2,848)	—	—	(2,848)
Acquisition of treasury stock	(48,040)	—	—	—	—	(1,461)	(1,461)
Treasury shares issued under dividend reinvestment plan	20,512	—	128	—	—	521	649
Stock Compensation Plans:
Treasury shares issued	8,365	—	(186)	—	—	210	24
Compensation expense		—	221	—	—	—	221
Balance at June 30, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797

Balance at April 1, 2021	4,407,583	$4,711	$42,513	$106,032	$(5,166)	$(7,391)	$140,699
Net income		—	—	5,271	—	—	5,271
Other comprehensive income		—	—	—	6,010	—	6,010
Cash dividends declared, $0.31 per share		—	—	(1,373)	—	—	(1,373)
Acquisition of treasury stock	(23,155)	—	—	—	—	(706)	(706)
Treasury shares issued under dividend reinvestment plan	36,327	—	212	—	—	887	1,099
Stock Compensation Plans:
Treasury shares issued	4,337	—	(18)	—	—	107	89
Compensation expense		—	67	—	—	—	67
Balance at June 30, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156

Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	10,101	—	—	10,101
Other comprehensive loss		—	—	—	(2,346)	—	(2,346)
Cash dividends declared, $0.61 per share		—	—	(2,691)	—	—	(2,691)
Acquisition of treasury stock	(23,629)	—	—	—	—	(719)	(719)
Treasury shares issued under dividend reinvestment plan	48,009	—	252	—	—	1,172	1,424
Stock Compensation Plans:
Treasury shares issued	11,357	—	(182)	—	—	278	96
Compensation expense		—	115	—	—	—	115
Balance at June 30, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,590	$10,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544	647
Net amortization of loans and investment securities	2,121	497
Amortization of subordinate debt issuance costs	17	16
Provision for loan losses	—	(1,900)
Change in fair value of equity securities	(15)	(91)
Realized losses (gains) on sales of debt securities	19	(91)
Loans originated for sale	(28,850)	(57,028)
Proceeds from sale of loans	30,132	62,274
Gain on sale of loans held for sale	(509)	(1,337)
Increase in cash surrender value of life insurance	(217)	(227)
(Decrease) increase in fair value of derivative	(13)	16
Stock option compensation	221	115
Decrease (increase) in other assets	606	(1,721)
(Decrease) increase in other liabilities	(1,360)	816
Net cash provided by operating activities	9,286	12,087
Cash flows from investing activities
Net (increase) decrease in long-term interest-bearing deposits in other banks	(1,984)	2,249
Proceeds from sale of AFS securities	82	16,060
Proceeds from maturities and pay-downs of securities available for sale	20,600	17,744
Purchase of investment securities available for sale	(51,496)	(153,392)
Net increase in restricted stock	(149)	(27)
Net (increase) decrease in loans	(35,827)	11,741
Capital expenditures	(8,584)	(222)
Net cash used in investing activities	(77,358)	(105,847)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	106,000	142,983
Net decrease in time deposits	(11,172)	(6,348)
Dividends paid	(2,848)	(2,691)
Purchase of Treasury shares	(1,461)	(719)
Cash received from option exercises	24	96
Treasury shares issued under dividend reinvestment plan	649	1,424
Net cash provided by financing activities	91,192	134,745
Increase in cash and cash equivalents	23,120	40,985
Cash and cash equivalents at the beginning of the period	175,149	57,146
Cash and cash equivalents at the end of the period	$198,269	$98,131
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$1,503	$1,554
Income taxes	43	1,458
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$426	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2022, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2021 Annual Report on Form 10-K. The consolidated results of operations for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Weighted average shares outstanding (basic)	4,450	4,425	4,448	4,411
Impact of common stock equivalents	16	19	21	21
Weighted average shares outstanding (diluted)	4,466	4,444	4,469	4,432
Anti-dilutive options excluded from calculation	30	30	30	61
Net income	$3,578	$5,271	$6,590	$10,101
Basic earnings per share	$0.80	$1.19	$1.48	$2.29
Diluted earnings per share	$0.80	$1.19	$1.47	$2.28

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021

Net unrealized (losses) gains on debt securities	$(44,570)	$4,094
Tax effect	9,361	(860)
Net of tax amount	$(35,209)	$3,234

Accumulated pension adjustment	$(4,786)	$(4,786)
Tax effect	1,005	1,005
Net of tax amount	$(3,781)	$(3,781)

Total accumulated other comprehensive loss	$(38,990)	$(547)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2022	cost	gains	losses	value
U.S. Treasury	$92,465	$—	$(8,396)	$84,069
Municipal	205,476	181	(23,463)	182,194
Corporate	25,806	5	(982)	24,829
Agency mortgage & asset-backed	174,471	51	(9,549)	164,973
Non-Agency mortgage & asset-backed	56,139	1	(2,418)	53,722
Total	$554,357	$238	$(44,808)	$509,787

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2021	cost	gains	losses	value
U.S. Treasury	$84,896	$88	$(698)	$84,286
Municipal	206,501	7,148	(1,422)	212,227
Corporate	24,794	333	(188)	24,939
Agency mortgage & asset-backed	178,614	1,157	(2,086)	177,685
Non-Agency mortgage & asset-backed	30,912	34	(272)	30,674
Total	$525,717	$8,760	$(4,666)	$529,811

At June 30, 2022 and December 31, 2021, the fair value of debt securities pledged to secure public funds and trust deposits totaled $196.1 million and $160.3 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$4,617	$4,617
Due after one year through five years	14,688	14,424
Due after five years through ten years	147,650	134,703
Due after ten years	156,792	137,348
	323,747	291,092
Mortgage & asset-backed	230,610	218,695
	$554,357	$509,787

Impairment:

The debt securities portfolio contained 553 securities with $479.5 million of temporarily impaired fair value and $44.8 million in unrealized losses at June 30, 2022. The total unrealized loss position has increased $40.1 million since year-end 2021.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The municipal bond portfolio, which has the largest unrealized loss, is well diversified geographically (203 issuers) and is comprised primarily of general obligation bonds (63%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (11%), Pennsylvania (11%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade. The impairment identified on debt securities and subject to assessment at June 30, 2022, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$84,069	$(8,396)	30	$—	$—	—	$84,069	$(8,396)	30
Municipal	150,546	(19,055)	180	16,765	(4,408)	21	167,311	(23,463)	201
Corporate	17,733	(773)	35	3,791	(209)	7	21,524	(982)	42
Agency mortgage & asset-backed	104,881	(5,120)	176	50,711	(4,429)	54	155,592	(9,549)	230
Non-Agency mortgage & asset-backed	46,211	(2,176)	44	4,756	(242)	6	50,967	(2,418)	50
Total temporarily impaired	$403,440	$(35,520)	465	$76,023	$(9,288)	88	$479,463	$(44,808)	553

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$76,383	$(698)	21	$—	$—	—	$76,383	$(698)	21
Municipal	38,997	(910)	44	15,404	(512)	16	54,401	(1,422)	60
Corporate	8,954	(132)	17	1,694	(56)	3	10,648	(188)	20
Agency mortgage & asset-backed	96,923	(1,669)	94	15,991	(417)	18	112,914	(2,086)	112
Non-Agency mortgage & asset-backed	15,215	(215)	11	1,964	(57)	3	17,179	(272)	14
Total temporarily impaired	$236,472	$(3,624)	187	$35,053	$(1,042)	40	$271,525	$(4,666)	227

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Six Months Ended
(Dollars in thousands)	June 30,
	2022	2021
Balance of cumulative credit-related OTTI at January 1	$257	$272
Decreases for previously recognized credit losses on securities that paid off or sold	(257)	(15)
Balance of credit-related OTTI at June 30	$—	$257

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At June 30, 2022 and December 31, 2021, this investment was reported at fair value of $495 thousand and $481 thousand, respectively, with changes in value reported through income.

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

This class also includes loans made as part of the Paycheck Protection Program (PPP). The PPP is a small business loan program, administered by the Small Business Administration (SBA). The PPP loans are 100 percent guaranteed by the SBA and have a maturity of two years or five years with a fixed interest rate of 1.00% for the life of the loan. Because the PPP loans are 100% guaranteed by the SBA, they present no credit risk to the Bank once the SBA guarantee is fulfilled. However, if the SBA does not grant loan forgiveness, the PPP loan would present the same risk factors as any other commercial loan.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Residential Real Estate 1-4 Family
Consumer first liens	$75,788	$71,828
Commercial first lien	60,787	60,655
Total first liens	136,575	132,483

Consumer junior liens and lines of credit	70,082	67,103
Commercial junior liens and lines of credit	3,924	4,841
Total junior liens and lines of credit	74,006	71,944
Total residential real estate 1-4 family	210,581	204,427

Residential real estate - construction
Consumer	8,591	8,278
Commercial	10,347	12,379
Total residential real estate construction	18,938	20,657

Commercial real estate	562,825	522,779
Commercial	236,293	244,543
Total commercial	799,118	767,322

Consumer	5,986	6,406
	1,034,623	998,812
Less: Allowance for loan losses	(15,015)	(15,066)
Net Loans	$1,019,608	$983,746

Included in the loan balances are the following:
Net unamortized deferred loan costs	$2,017	$1,289

Loans pledged as collateral for borrowings and commitments from:
FHLB	$637,403	$614,828
Federal Reserve Bank	50,175	45,453
	$687,578	$660,281

Paycheck Protection Program (included in commercial loans)	$215	$7,755

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at March 31, 2022	$480	$253	$329	$7,962	$5,183	$125	$718	$15,050
Charge-offs	—	—	—	—	(62)	(22)	—	(84)
Recoveries	32	—	—	—	7	10	—	49
Provision	(47)	(8)	(40)	134	(52)	6	7	—
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(63)	(46)	—	(129)
Recoveries	47	1	—	—	12	18	—	78
Provision	(37)	(8)	(36)	(72)	—	17	136	—
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015

ALL at March 31, 2021	$447	$211	$318	$8,785	$5,473	$113	$789	$16,136
Charge-offs	—	—	(28)	—	(3)	(18)	—	(49)
Recoveries	—	1	—	1	54	12	—	68
Provision	12	8	59	(908)	(215)	(5)	(51)	(1,100)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(8)	(36)	—	(85)
Recoveries	—	170	—	1	61	19	—	251
Provision	(96)	(176)	83	(1,273)	(423)	22	(37)	(1,900)
ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
June 30, 2022
Loans evaluated for ALL:
Individually	$638	$—	$—	$9,170	$—	$—	$—	$9,808
Collectively	135,937	74,006	18,938	553,655	236,293	5,986	—	1,024,815
Total	$136,575	$74,006	$18,938	$562,825	$236,293	$5,986	$—	$1,034,623

ALL established for loans evaluated:
Individually	$—	$—	$—	$514	$—	$—	$—	$514
Collectively	465	245	289	7,582	5,076	119	725	14,501
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015

December 31, 2021
Loans evaluated for ALL:
Individually	$661	$—	$424	$10,520	$—	$—	$—	$11,605
Collectively	131,822	71,944	20,233	512,259	244,543	6,406	—	987,207
Total	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812

ALL established for loans evaluated:
Individually	$—	$—	$—	$698	$—	$—	$—	$698
Collectively	475	252	325	7,470	5,127	130	589	14,368
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

The following table shows additional information about those loans considered to be impaired as of the periods shown:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
June 30, 2022	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$638	$638	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	638	638	—	—	—
Residential real estate - construction	—	—	—	—	—
Commercial real estate	3,775	4,078	5,395	5,796	514
Commercial	—	—	—	—	—
Total	$4,413	$4,716	$5,395	$5,796	$514

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$661	$661	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	661	661	—	—	—
Residential real estate - construction	424	729	—	—	—
Commercial real estate	4,942	5,405	5,578	5,764	698
Commercial	—	—	—	—	—
Total	$6,027	$6,795	$5,578	$5,764	$698

The following table shows the average balance of impaired loans and related interest income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$647	$9	$651	$16
Junior liens and lines of credit	—	—	—	—
Total	647	9	651	16
Residential real estate - construction	—	104	211	105
Commercial real estate	9,375	226	9,815	274
Commercial	—	—	—	—
Total	$10,022	$339	$10,677	$395

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$634	$8	$634	$8
Junior liens and lines of credit	—	—	—	—
Total	634	8	634	8
Residential real estate - construction	512	—	512	—
Commercial real estate	16,043	91	16,043	91
Commercial	—	—	—	—
Total	$17,189	$99	$17,189	$99

At June 30, 2022, the Bank had $38 thousand of residential properties in the process of foreclosure compared to $38 thousand at the end of 2021. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
June 30, 2022
Residential Real Estate 1-4 Family
First liens	$136,124	$161	$170	$—	$331	$120	$136,575
Junior liens and lines of credit	73,779	189	—	—	189	38	74,006
Total	209,903	350	170	—	520	158	210,581
Residential real estate - construction	18,938	—	—	—	—	—	18,938
Commercial real estate	557,100	111	64	—	175	5,550	562,825
Commercial	236,079	214	—	—	214	—	236,293
Consumer	5,917	47	8	14	69	—	5,986
Total	$1,027,937	$722	$242	$14	$978	$5,708	$1,034,623

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,224	$96	$113	$—	$209	$50	$132,483
Junior liens and lines of credit	71,788	118	—	—	118	38	71,944
Total	204,012	214	113	—	327	88	204,427
Residential real estate - construction	20,233	—	—	—	—	424	20,657
Commercial real estate	515,487	293	187	—	480	6,812	522,779
Commercial	244,377	106	—	—	106	60	244,543
Consumer	6,368	27	11	—	38	—	6,406
Total	$990,477	$640	$311	$—	$951	$7,384	$998,812

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

June 30, 2022
Residential Real Estate 1-4 Family
First liens	$136,455	$—	$120	$—	$136,575
Junior liens and lines of credit	73,968	—	38	—	74,006
Total	210,423	—	158	—	210,581
Residential real estate - construction	18,938	—	—	—	18,938
Commercial real estate	546,382	1,369	15,074	—	562,825
Commercial	233,809	2,365	119	—	236,293
Consumer	5,986	—	—	—	5,986
Total	$1,015,538	$3,734	$15,351	$—	$1,034,623

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,433	$—	$50	$—	$132,483
Junior liens and lines of credit	71,906	—	38	—	71,944
Total	204,339	—	88	—	204,427
Residential real estate - construction	20,233	—	424	—	20,657
Commercial real estate	486,903	19,006	16,870	—	522,779
Commercial	244,315	49	179	—	244,543
Consumer	6,406	—	—	—	6,406
Total	$962,196	$19,055	$17,561	$—	$998,812

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
June 30, 2022
Residential real estate - construction	—	$—	$—	$—	—	$—
Residential real estate	5	639	639	—	—	—
Commercial real estate - owner occupied	4	824	824	—	—	—
Commercial real estate - farm land	3	1,498	1,498	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate	1	92	92	—	—	—
Total	14	$4,413	$4,413	$—	—	$—

December 31, 2021
Residential real estate - construction	1	$424	$—	$424	—	$—
Residential real estate	5	661	661	—	—	—
Commercial real estate - owner occupied	4	1,161	1,161	—	—	—
Commercial real estate - farm land	4	1,664	1,664	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate	2	294	294	—	—	—
Total	17	$5,564	$5,140	$424	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during the first half of 2022.

The following table reports new TDR loans during 2021, concession granted and the recorded investment as of June 30, 2022:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$50	$43	multiple

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$200	$174	$373	$348
Short-term lease cost	126	—	252	—
Variable lease cost	28	25	53	49
Total lease cost	$354	$199	$678	$397

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$359	$326

Weighted-average remaining lease term (years)	10.2	11.3
Weighted-average discount rate	3.29%	3.35%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2022 are as follows:

(Dollars in thousands)

2022	$366
2023	743
2024	722
2025	671
2026	563
2027 and beyond	2,931
Undiscounted cash flow	5,996
Imputed Interest	(986)
Total lease liability	$5,010

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2022 and December 31, 2021.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	June 30, 2022			December 31, 2021
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,560	Other Liabilities	$7	$6,653	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$7			$21

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Six Months Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Other Contracts	Other income	$5	$(7)	$13	$16

As of June 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of net periodic cost:
Service cost	$85	$107	$171	$205
Interest cost	168	96	336	183
Expected return on plan assets	(248)	(280)	(497)	(554)
Settlement expense	—	90	—	198
Recognized net actuarial loss	149	283	299	568
Total pension expense	$154	$296	$309	$600

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the second quarter of 2022. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Fair Value at June 30, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$495	$—	$—	$495

Available for sale:
U.S. Treasury	84,069	—	—	84,069
Municipal	—	182,194	—	182,194
Corporate	—	24,829	—	24,829
Agency mortgage & asset-backed	—	164,973	—	164,973
Non-Agency mortgage & asset-backed	—	53,722	—	53,722
Total assets	$84,564	$425,718	$—	$510,282

(Dollars in thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2		Level 3	Total
Equity securities, at fair value	$481		$—	$—	$481

Available for sale:
U.S. Government and Agency securities	84,286		—	—	84,286
Municipal securities	—		212,227	—	212,227
Corporate securities	—		24,939	—	24,939
Agency mortgage and asset-backed securities	—		177,685	—	177,685
Non-Agency mortgage and asset-backed securities	—		30,674	—	30,674
Total assets	$84,767	$		$—	$530,292

The fair value of derivative liabilities measured at fair value at June 30, 2022 and December 31, 2021 was $7 thousand and $21 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in Thousands)	Fair Value at June 30, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,881	$4,881
Total assets	$—	$—	$4,881	$4,881

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,880	$4,880
Total assets	$—	$—	$4,880	$4,880

(1)Includes assets that may have been charged-down to fair value during the reporting period or have a specific reserve established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2022. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2022.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

(Dollars in thousands)				Range
June 30, 2022	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$4,881	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

				Range
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$4,880	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$198,269	$198,269	$198,269	$—	$—
Long-term interest-bearing deposits in other banks	12,476	12,476	12,476	—	—
Loans held for sale	2,054	2,094	—	2,094	—
Net loans	1,019,608	984,430	—	—	984,430
Accrued interest receivable	5,375	5,375	—	—	5,375

Financial liabilities:
Deposits	$1,679,187	$1,432,863	$—	$1,432,863	$—
Subordinate notes	19,605	18,573	—	18,573	—
Accrued interest payable	70	70	—	70	—

	December 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$175,149	$175,149	$175,149	$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492	—	—
Loans held for sale	2,827	2,940	—	2,940	—
Net loans	983,746	1,003,580	—	—	1,003,580
Accrued interest receivable	5,217	5,217	—	—	5,217

Financial liabilities:
Deposits	$1,584,359	$1,616,128	$—	$1,616,128	$—
Subordinate notes	19,588	19,909	—	19,909	—
Accrued interest payable	83	83	—	83	—

Note 12. Subordinated Notes

At June 30, 2022, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $395 thousand at June 30, 2022, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2022 was 7.6% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.30%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.34%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.30%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.34%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.36%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	15.60%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.56%	8.57%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.7 million for the second quarter of 2022, compared to $1.8 million in the second quarter of 2021 and $3.4 million for the first half of 2022, compared to $3.3 million for the first half of 2021.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $129 thousand for the second quarter of 2022, compared to $99 thousand in the second quarter of 2021 and $302 thousand for the first half of 2022, compared to $183 thousand for the first half of 2021.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $45 thousand for the second quarter of 2022, compared to $48 thousand for the second quarter of 2021 and $76 thousand for the first half of 2022, compared to $85 thousand for the first half of 2021.

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$293,606	$288,075
Consumer commitments to extend credit (secured)	94,725	82,095
Consumer commitments to extend credit (unsecured)	5,090	5,389
	$393,421	$375,559
Standby letters of credit	$28,407	$23,284

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At June 30, 2022, this reserve was $1.5 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at June 30, 2022 and December 31, 2021.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2022, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2022 and 2021

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by, and resulting from, the spread of the coronavirus COVID-19 pandemic and affects thereof, including governmental responses thereto, changes in the rates of inflation and the effects of inflation, changes in interest rates, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $3.6 million ($.80 per diluted share) for the second quarter of 2022. This result represents a 32% decrease compared to net income of $5.3 million ($1.19 per diluted share) for the same period in 2021. Year-to-date 2022 net income was $6.6 million ($1.47 per diluted share) compared to $10.1 million ($2.28 per diluted share) for the same six-month period in 2021, a decrease of 35%.

A summary of operating results for the second quarter of 2022 and year-to-date 2022 are as follows:

•Net interest income was $12.1 million for the second quarter of 2022 compared to $10.8 million for the second quarter of 2021. The second quarter of 2021 included $746 thousand of PPP interest and fees compared to only $4 thousand for the second quarter of 2022. Year-to-date, net interest income was $22.9 million (including $388 thousand of PPP interest and fees) compared to $21.7 million for the same period in 2021 (including $1.6 million of PPP interest and fees). The net interest margin increased to 2.90% for the second quarter of 2022 from 2.82% for the same quarter of the prior year. On a year-to-date comparison, the net interest margin was 2.80% for 2022 compared to 2.92% in 2021. The yield on earning assets increased in the second quarter 2022 versus 2021 comparison (up 0.08%), but decreased year-over-year (down 0.14%). The increase in the second quarter yield on earning assets was primarily the result of Federal Reserve rate increases that began near the end of the first quarter of 2022 and continued through the second quarter. The year-to-date cost of interest-bearing deposits was 0.15% compared to 0.16% for 2021 while the cost of total deposits decreased from 0.13% in 2021 to 0.12% in 2022.

•Earning assets for the second quarter of 2022 averaged $1.7 billion compared to $1.6 billion for the same period in 2021, and year-to-date average earnings assets increased 10% from $1.5 billion to $1.7 billion. Year-to-date the average balance of interest-earning cash increased $72.3 million, and the investment portfolio increased $82.2 million. The average balance of the loan portfolio increased only $1.9 million for the first six months of 2022 compared to 2021. The growth in the year-to-date average balance of the loan portfolio was negatively affected by a decrease of $53.8 million in the average balance of PPP loans over the comparative periods. The average balance of deposits for the year increased $179.9 million over the same period in 2021 with every deposit category increasing except for time deposits.

•There was no provision for loan loss expense for the second quarter and year-to-date periods of 2022. In 2021, the provision for loan loss expense was a reversal of $1.1 million for the second quarter and a reversal of $1.9 million for the first six months of 2021. During 2020, the allowance for loan loss was increased through the provision expense due to increased economic uncertainty stemming from the pandemic. As these risks lessened in 2021, loans reserves were released via a reversal in the provision for loan loss. With minimal loan growth in 2022 and stable credit quality indicators it was determined no additional provision expense was needed during the first half of the year. The allowance for loan loss ratio was 1.45% of gross loans as of June 30, 2022, compared to 1.51% at December 31, 2021.

•Noninterest income totaled $4.1 million for the second quarter of 2022 compared to $4.5 million in the second quarter of 2021. Year-to-date, noninterest income decreased $740 thousand (8.5%) to $8.0 million compared to $8.7 million the prior year. The largest increases year-over-year were in Investment and Trust Services fees (up $204 thousand) and deposit service charges (up $319 thousand) primarily from a new product introduced in the third quarter of 2021. These increases were more than offset by a decrease of $828 thousand in gains on sale as mortgage originations have slowed in 2022.

•Noninterest expense for the second quarter of 2022 was $12.0 million compared to $10.1 million for the second quarter of 2021. Year-to-date, noninterest expense was $23.3 million compared to $20.3 million in 2021, an increase of 14.9%. The categories contributing to this increase were: salaries and benefits ($1.5 million), data processing ($581 thousand) and other expenses ($643 thousand). Salaries and benefits increased primarily in employee compensation due to higher staffing levels and incentive compensation, the increase in data processing is related to the implementation of a Customer Relationship Management system and other expenses increased due to a reversal of $636 thousand for an off-balance sheet liability during the second quarter of 2021.

Total assets at June 30, 2022 were $1.832 billion compared to $1.774 billion at December 31, 2021. Significant balance sheet changes since December 31, 2021, include:

•Short-term interest-earning deposits in other banks increased $15.2 million. The amortized cost basis of the investment portfolio increased $28.6 million, however, the fair value of the portfolio decreased by $20.0 million due to higher interest rates.

•The net loan portfolio increased $35.9 million during 2022 over the year-end 2021 balance. The largest increase occurred in the commercial real estate portfolio ($40.0 million) which was partially offset by a decrease of $8.3 million in non-real estate commercial loans. The Bank held $215 thousand in PPP loans at June 30, 2022, a decrease of $7.6 million since year-end 2021, and all PPP fees have been recognized.

•Deposits increased $94.8 million (6.0%) over year-end 2021, with all deposit products showing an increase except time deposits. Interest-bearing checking accounts showed the largest increase ($67.1 million – 13.1%), primarily in commercial and municipal accounts.

•Shareholders’ equity decreased $35.3 million since the end of 2021. Retained earnings increased $3.7 million, net of $2.8 million in dividend payments. Accumulated other comprehensive income (AOCI) decreased by $38.4 million as the fair value of the investment portfolio declined during the year due to higher interest rates. At June 30, 2022, the book value of the Corporation’s common stock was $27.54 per share and the tangible book value was $25.50 per share. In December 2021, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and 47,450 shares have been repurchased under the plan as of June 30, 2022.

Key performance ratios as of, or for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021 are listed below:

	June 30,	December 31,	June 30,
(Dollars in thousands, except per share)	2022	2021	2021

Balance Sheet Highlights
Total assets	$1,832,296	$1,773,806	$1,678,308
Investment and equity securities	510,282	530,292	512,729
Loans, net	1,019,608	983,746	983,980
Deposits	1,679,187	1,584,359	1,491,208
Shareholders' equity	121,797	157,065	151,156

Summary of Operations
Interest income	$24,409	$47,573	$23,135
Interest expense	1,490	2,902	1,468
Net interest income	22,919	44,671	21,667
Provision (credit) for loan losses	—	(2,100)	(1,900)
Net interest income after provision for loan losses	22,919	46,771	23,567
Noninterest income	7,976	19,488	8,716
Noninterest expense	23,296	43,245	20,277
Income before income taxes	7,599	23,014	12,006
Federal income tax expense	1,009	3,398	1,905
Net income	$6,590	$19,616	$10,101

Performance Measurements
Return on average assets*	0.74%	1.17%	1.25%
Return on average equity*	9.36%	13.20%	14.07%
Return on average tangible equity (1)*	9.99%	14.05%	15.01%
Efficiency ratio (1)	73.70%	66.12%	65.55%
Net interest margin*	2.80%	2.88%	2.92%

Shareholders' Value (per common share)
Diluted earnings per share	$1.47	$4.42	$2.28
Basic earnings per share	1.48	4.44	2.29
Regular cash dividends declared	0.64	1.25	0.61
Book value	27.54	35.36	34.16
Tangible book value (1)	25.50	33.34	32.12
Market value	30.16	33.10	31.94
Market value/book value ratio	109.51%	93.61%	93.50%
Market value/tangible book value ratio	118.25%	99.29%	99.43%
Price/earnings multiple*	10.26	7.49	7.00
Current quarter dividend yield*	4.24%	3.87%	3.88%
Dividend payout ratio year-to-date	43.22%	28.16%	26.64%

Safety and Soundness
Average equity/average assets	7.96%	8.89%	8.91%
Risk-based capital ratio (Total)	17.36%	18.41%	18.52%
Leverage ratio (Tier 1)	8.53%	8.52%	8.53%
Common equity ratio (Tier 1)	14.30%	15.20%	15.16%
Nonaccrual loans/gross loans	0.55%	0.74%	0.88%
Nonaccrual assets/total assets	0.31%	0.42%	0.53%
Allowance for loan losses as a % of loans	1.45%	1.51%	1.51%
Net loans (charged-off) recovered/average loans*	-0.01%	0.04%	0.03%

Assets under Management
Trust assets under management (fair value)	$838,830	$946,964	$912,651
Held at third-party brokers (fair value)	104,881	118,046	118,469

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands, except per share)
	June 30, 2022	December 31, 2021	June 30, 2021
Return on Tangible Equity (non-GAAP)
Net income	$6,590	$19,616	$10,101

Average shareholders' equity	141,986	148,637	143,588
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	132,970	139,621	134,572

Return on average tangible equity (non-GAAP)*	9.99%	14.05%	15.01%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$121,797	$157,065	$151,156
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	112,781	148,049	142,140

Shares outstanding (in thousands)	4,422	4,441	4,425

Tangible book value per share (non-GAAP)	$25.50	$33.34	$32.12

Efficiency Ratio
Noninterest expense	$23,296	$43,245	$20,277

Net interest income	22,919	44,671	21,667
Plus tax equivalent adjustment to net interest income	710	1,466	734
Plus noninterest income, net of securities transactions	7,980	19,271	8,534
Total revenue	31,609	65,408	30,935

Efficiency ratio (Noninterest expense/total revenue)	73.70%	66.12%	65.55%

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

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021:

Tax equivalent net interest income increased $1.3 million to $12.5 million in the second quarter of 2022 compared to $11.2 million for the same period in 2021. Balance sheet volume contributed $409 thousand to the increase and a change in rates added $867 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are presented by primary loan purpose and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended June 30,
	2022			2021

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$189,584	$421	0.89%	$124,137	$58	0.19%
Investment securities:
Taxable	425,097	2,172	2.05%	371,951	1,767	1.91%
Tax Exempt	86,416	662	3.07%	92,426	667	2.89%
Investments	511,513	2,835	2.22%	464,377	2,434	2.10%
Loans:
Commercial, industrial and agricultural	861,443	8,677	4.04%	847,205	8,198	3.84%
Residential mortgage	66,783	581	3.49%	66,710	585	3.48%
Home equity loans and lines	87,074	609	2.81%	83,081	517	2.50%
Consumer	5,899	101	6.87%	7,102	114	6.44%
Loans	1,021,200	9,967	3.91%	1,004,098	9,414	3.72%
Total interest-earning assets	1,722,297	$13,224	3.08%	1,592,612	$11,906	3.00%
Other assets	86,101			65,689
Total assets	$1,808,398			$1,658,301

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$540,491	$158	0.12%	$473,362	$122	0.10%
Money Management	601,685	259	0.17%	529,683	205	0.16%
Savings	129,732	18	0.06%	112,015	16	0.06%
Time	64,551	67	0.42%	72,141	114	0.63%
Total interest-bearing deposits	1,336,458	504	0.15%	1,187,201	457	0.15%

Subordinated Notes	19,601	260	5.31%	19,567	263	5.37%
Total interest-bearing liabilities	1,356,059	764	0.23%	1,206,768	720	0.24%
Noninterest-bearing deposits	313,023			293,136
Other liabilities	10,120			14,661
Shareholders' equity	129,196			143,736
Total liabilities and shareholders' equity	$1,808,398			$1,658,301
T/E net interest income/Net interest margin		12,460	2.90%		11,186	2.82%
Tax equivalent Adjustment		(350)			(363)
Net interest income		$12,111			$10,823

Net Interest Spread			2.85%			2.76%
Cost of Funds			0.18%			0.19%
Cost of Deposits			0.12%			0.12%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for the second quarter of 2022, compared to a reversal of $1.1 million in the second quarter of 2021. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2022, noninterest income decreased $398 thousand from the same period in 2021. Investment and trust service fees and loan service charges remained flat, while gains on sale of loans decreased as the volume of mortgages sold decreased. Deposit service charges increased due to a new product introduced in the third quarter of 2021. Debit card income decreased primarily due to the introduction of a customer rewards program.

The following table presents a comparison of noninterest income for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$1,918	$1,905	$13	0.7
Loan service charges	240	227	13	5.7
Gain on sale of loans	255	555	(300)	(54.1)
Deposit service charges and fees	634	470	164	34.9
Other service charges and fees	437	420	17	4.0
Debit card income	438	576	(138)	(24.0)
Increase in cash surrender value of life insurance	109	112	(3)	(2.7)
Net (losses) gains on sales of debt securities	(19)	91	(110)	(120.9)
Change in fair value of equity securities	4	38	(34)	(89.5)
Other	75	95	(20)	(21.1)
Total noninterest income	$4,091	$4,489	$(398)	(8.9)

Noninterest Expense

Noninterest expense for the second quarter of 2022 increased $1.9 million compared to the same period in 2021. Salary expense increased primarily due to additional expense for incentive compensation programs and new positions. Marketing and advertising expense increased primarily from sponsorships of community events. Data processing expenses were higher due primarily to the implementation of a customer relationship management system that began in the fourth quarter of 2021. Other expenses increased due to a reversal of $636 thousand for an off-balance sheet liability during the second quarter of 2021.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2022	2021	Amount	%
Salaries and benefits	$7,045	$6,245	$800	12.8
Net occupancy	979	856	123	14.4
Marketing and advertising	460	396	64	16.2
Legal and professional	484	498	(14)	(2.8)
Data processing	1,261	888	373	42.0
Pennsylvania bank shares tax	335	308	27	8.8
FDIC insurance	170	179	(9)	(5.0)
ATM/debit card processing	360	329	31	9.4
Telecommunications	106	83	23	27.7
Nonservice pension	69	189	(120)	(63.5)
Other	760	140	620	442.9
Total noninterest expense	$12,029	$10,111	$1,918	19.0

Provision for Income Taxes

For the second quarter of 2022, the Corporation recorded a Federal income tax expense of $595 thousand compared to $1.0 million for the same quarter in 2021. The effective tax rate for the second quarter of 2022 was 14.3% compared to 16.4% for the second quarter of 2021. The decrease in the effective tax rate was due primarily to lower pre-tax income driven by the reversal in the provision for loan loss expense in 2021 compared to no provision expense in 2022. The federal statutory tax rate is 21% for 2022 and 2021.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021:

Tax equivalent net interest income increased $1.2 million to $23.6 million in the first half of 2022 compared to $22.4 million for the same period in 2021. Balance sheet volume contributed $897 thousand to the increase and a change in rates added $332 thousand.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are presented by primary loan purpose and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Six Months Ended June 30,
	2022			2021

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$173,937	$520	0.60%	$101,658	$112	0.22%
Investment securities:
Taxable	431,762	4,019	1.88%	343,967	3,392	1.99%
Tax Exempt	86,980	1,324	3.07%	92,599	1,336	2.89%
Investments	518,741	5,343	2.08%	436,566	4,728	2.18%
Loans:
Commercial, industrial and agricultural	853,587	16,765	3.96%	852,752	16,569	3.87%
Residential mortgage	65,670	1,133	3.48%	67,294	1,189	3.53%
Home equity loans and lines	86,157	1,157	2.71%	82,504	1,042	2.55%
Consumer	5,979	201	6.78%	6,909	229	6.68%
Loans	1,011,393	19,256	3.84%	1,009,459	19,029	3.76%
Total interest-earning assets	1,704,071	$25,118	2.97%	1,547,683	$23,869	3.11%
Other assets	80,535			64,305
Total assets	$1,784,606			$1,611,988

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$524,634	$302	0.12%	$450,015	$235	0.11%
Money Management	591,164	490	0.17%	521,429	405	0.16%
Savings	126,459	35	0.06%	109,047	31	0.06%
Time	68,457	139	0.41%	73,138	272	0.75%
Total interest-bearing deposits	1,310,714	966	0.15%	1,153,629	943	0.16%

Subordinated Notes	19,596	523	5.34%	19,563	525	5.37%
Total interest-bearing liabilities	1,330,310	1,489	0.23%	1,173,192	1,468	0.25%
Noninterest-bearing deposits	302,669			279,887
Other liabilities	9,641			15,321
Shareholders' equity	141,986			143,588
Total liabilities and shareholders' equity	$1,784,606			$1,611,988
T/E net interest income/Net interest margin		23,629	2.80%		22,401	2.92%
Tax equivalent Adjustment		(710)			(734)
Net interest income		$22,919			$21,667

Net Interest Spread			2.75%			2.86%
Cost of Funds			0.18%			0.20%
Cost of Deposits			0.12%			0.13%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for the first half of 2022, compared to a reversal of $1.9 million in the first half of 2021. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2022, noninterest income decreased $740 thousand from the same period in 2021. Investment and trust service fees increased primarily due to an increase in asset management fees. Gains on sale of loans decreased as the volume of mortgages sold decreased. Deposit service charges increased from a new product introduced in the third quarter of 2021. Debit card income decreased due to the introduction of a customer rewards program.

The following table presents a comparison of noninterest income for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$3,746	$3,542	$204	5.8
Loan service charges	356	423	(67)	(15.8)
Gain on sale of loans	509	1,337	(828)	(61.9)
Deposit service charges and fees	1,257	938	319	34.0
Other service charges and fees	849	816	33	4.0
Debit card income	896	1,093	(197)	(18.0)
Increase in cash surrender value of life insurance	217	227	(10)	(4.4)
Net (losses) gains on sales of debt securities	(19)	91	(110)	(120.9)
Change in fair value of equity securities	15	91	(76)	(83.5)
Other	150	158	(8)	(5.1)
Total noninterest income	$7,976	$8,716	$(740)	(8.5)

Noninterest Expense

Noninterest expense for the first half of 2022 increased $3.0 million compared to the same period in 2021. Salary expense increased primarily due to additional expense for incentive compensation programs and new positions, offset by a decrease in commissions. Marketing and advertising expense increased primarily from sponsorships of community events. Data processing expenses were higher due primarily to the implementation of a customer relationship management (CRM) system that began in the fourth quarter of 2021. The CRM, which will be in use starting in the third quarter of 2022, is expected to enhance operational efficiency and customer service going forward. Other expenses increased due to a reversal of $636 thousand for an off-balance sheet liability during the second quarter of 2021.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2022	2021	Amount	%
Salaries and employee benefits	$13,410	$11,903	$1,507	12.7
Net occupancy	1,952	1,766	186	10.5
Marketing and advertising	957	740	217	29.3
Legal and professional	999	973	26	2.7
Data processing	2,398	1,817	581	32.0
Pennsylvania bank shares tax	478	400	78	19.5
FDIC insurance	353	382	(29)	(7.6)
ATM/debit card processing	706	625	81	13.0
Telecommunications	199	213	(14)	(6.6)
Nonservice pension	138	395	(257)	(65.1)
Other	1,706	1,063	643	60.5
Total noninterest expense	$23,296	$20,277	$3,019	14.9

Provision for Income Taxes

For the first half of 2022, the Corporation recorded a Federal income tax expense of $1.0 million compared to $1.9 million for the same quarter in 2021. The effective tax rate for the first half of 2022 was 13.3% compared to 15.9% for the first half of 2021. The decrease in the effective tax rate was due primarily to lower pre-tax income driven by the reversal in the provision for loan loss expense in 2021 compared to no provision expense in 2022. The federal statutory tax rate is 21% for 2022 and 2021.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $198.3 million at June 30, 2022, an increase of $25.1 million from the prior year-end balance of $175.1 million. Interest-earning deposits are held primarily at the Federal Reserve ($177.8 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $28.6 million on an amortized cost basis since year-end 2021. The portfolio is comprised primarily of municipal securities and mortgage and asset-backed securities issued by U.S. Agencies at approximately 36% and 32% of the portfolio fair value, respectively. The average life of the portfolio was 5.8 years.

The AFS securities portfolio had a net unrealized loss of $44.6 million at June 30, 2022 compared to a net unrealized gain of $4.1 million at the prior year-end. The portfolio averaged $518.7 million with a tax-equivalized yield of 2.08% for the first half of 2022. This compares to an average of $436.6 million and a tax-equivalized yield of 2.18% for the same period in 2021.

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

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $44.8 million, compared to $4.7 million at December 31, 2021. The municipal bond portfolio had the largest unrealized loss of $23.5 million, 52% of the total unrealized loss ($44.8 million). There are 201 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised predominantly of 45 fixed rate bank issued subordinated notes with a fair value of $20.9 million. This portfolio has an unrealized loss of $982 thousand on 42 securities with a fair value of $21.5 million. At June 30, 2022, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the non-agency mortgage and asset-backed securities portfolio increased $2.1 million from December 31, 2021. Many of these securities have credit enhancement in the form of overcollateralization. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $644 thousand of restricted stock at June 30, 2022. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $6.2 million over year-end 2021. For the first six months of 2022, the Bank originated $28.9 million of mortgages held for sale and sold $30.1 million through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($10.3 million), while loans for individuals to construct personal residences totaled $8.6 million at June 30, 2022. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $562.8 million from $522.8 million at the end of 2021. The largest sectors (by collateral) in the commercial real estate category are: apartment units ($83.7 million), hotels and motels ($78.3 million), office buildings ($55.6 million), shopping centers ($49.1 million), and development land ($47.4 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 18 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $105.5 million. At June 30, 2022, the Bank had $60.8 million in real estate construction loans funded with an interest reserve and capitalized $420 thousand of interest in 2022 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $8.3 million to $236.3 million at June 30, 2022, compared to $244.5 million at the end of 2021 primarily due to $7.6 million of PPP forgiveness. At June 30, 2022, the balance of PPP loans was $215 thousand, down from $7.8 million at year-end. At June 30, 2022, the Bank had approximately $122.0 million in tax-free loans. The largest sectors (by industry) in the commercial category are: public administration ($50.9 million), utilities ($45.3 million), real estate rental and leasing ($22.6 million), manufacturing ($15.7 million) and construction ($15.6 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2022, the outstanding commercial participations accounted for 6.9%, or $71.1 million, of total gross loans compared to 7.8% and $77.5 million at December 31, 2021. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $88.4 million, compared to $95.9 million at December 31, 2021. The commercial loan participations are comprised of $16.2 million of Commercial loans and $54.9 million of CRE loans, reported in the respective loan class.

Consumer loans: This category decreased by $420 thousand to $6.0 million at June 30, 2022, compared to $6.4 million at prior year-end and is comprised primarily of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$75,788	$71,828	$3,960	5.5
Commercial first lien	60,787	60,655	132	0.2
Total first liens	136,575	132,483	4,092	3.1

Consumer junior liens and lines of credit	70,082	67,103	2,979	4.4
Commercial junior liens and lines of credit	3,924	4,841	(917)	(18.9)
Total junior liens and lines of credit	74,006	71,944	2,062	2.9
Total residential real estate 1-4 family	210,581	204,427	6,154	3.0

Residential real estate - construction
Consumer	8,591	8,278	313	3.8
Commercial	10,347	12,379	(2,032)	(16.4)
Total residential real estate construction	18,938	20,657	(1,719)	(8.3)

Commercial real estate	562,825	522,779	40,046	7.7
Commercial	236,293	244,543	(8,250)	(3.4)
Total commercial	799,118	767,322	31,796	4.1

Consumer	5,986	6,406	(420)	(6.6)
	1,034,623	998,812	35,811	3.6
Less: Allowance for loan losses	(15,015)	(15,066)	51	(0.3)
Net Loans	$1,019,608	$983,746	$35,862	3.6

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $19.1 million at June 30, 2022 compared to $36.6 million at December 31, 2021. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $5.7 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2022, the Bank had loans of $10.0 million (1.0% of gross loans) that exceeded the supervisory limit, compared to 1.8% at year-end 2021.

Loan quality, as measured by nonaccrual loans, decreased $1.7 million during the first six months of 2022 from $7.4 million to $5.7 million and the nonaccrual loan to total loans ratio decreased from 0.74% to 0.55% at June 30, 2022. Loans past due 90-days or more, but still accruing, totaled $14 thousand at June 30, 2022.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. At June 30, 2022, there were 14 TDR loans with a balance of $4.4 million, and all loans performing in accordance with the modified terms. Impaired loans, including TDR loans, totaled $9.8 million compared to $11.6 million at year-end 2021. There is a specific reserve of $514 thousand established on one impaired loan.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the ALL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at June 30, 2022 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $514 thousand specific reserve established for one impaired loan ($5.4 million) at June 30, 2022 compared to a specific reserve of $698 thousand at year-end 2021 on the same loan.

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

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high or very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. The qualitative allowance declined to $10.8 million at June 30, 2022 from $11.0 million at year-end 2021. PPP loans, because of the SBA guarantee, are excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $725 thousand at June 30, 2022.

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios, by class, as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2022
Loans at June 30, 2022	$136,575	$74,006	$18,938	$562,825	$236,293	$5,986	$—	$1,034,623
Average Loans through June 30, 2022	137,283	72,198	20,540	533,328	242,065	5,979	—	1,011,393
Nonaccrual Loans at June 30, 2022	120	38	—	5,550	—	—	—	5,708
Allowance for Loan Loss at June 30, 2022	465	245	289	8,096	5,076	119	725	15,015
Net (Charge-offs)/Recoveries at June 30, 2022	32	—	—	—	(55)	(12)	—	(35)

Loans/Total Gross Loans at June 30, 2022	13%	7%	2%	54%	23%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at June 30, 2022	0.09%	0.05%	0.00%	0.99%	0.00%	0.00%	—	0.55%
Allowance for Loan Loss at June 30, 2022	0.34%	0.33%	1.53%	1.44%	2.15%	1.99%	—	1.45%
Net (Charge-offs) Recoveries/Average Loans at June 30, 2022*	0.09%	0.00%	0.00%	0.00%	-0.09%	-0.80%	—	-0.01%
Allowance for Loan Loss/Nonaccrual Loans at June 30, 2022								263.05%

2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	138,249	68,467	19,533	504,441	270,557	6,855	—	1,008,102
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2021	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.36%	0.35%	1.57%	1.56%	2.10%	2.03%	—	1.51%
Net Recoveries(Charge-offs)/Average Loans for 2021	0.00%	0.25%	-0.14%	-0.01%	0.17%	-2.39%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								204.04%

*Annualized

Deposits:

Total deposits increased $94.8 million during the first six months of 2022 to $1.679 billion. Noninterest-bearing deposits increased $3.8 million (primarily in small business deposits) and interest-bearing checking and savings deposits increased $102.2 million, while time deposits decreased $11.1 million. Interest-bearing checking increased by $67.1 million primarily in state/municipal and commercial deposits, while the Bank’s Money Management increased $24.3 million, and savings increased $10.8 million. The decrease in time deposits is primarily in retail accounts.

As of June 30, 2022, the Bank had deposits of $280.3 million placed in the IntraFi Network deposit program ($213.4 million in interest-bearing checking and $67.0 million in money management) and $4.1 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2022, the Bank’s reciprocal deposits were 16.7% of total liabilities compared to 16.0% at year-end 2021.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest-bearing checking	$302,220	$298,403	$3,817	1.3

Interest-bearing checking	579,036	511,969	67,067	13.1
Money management	604,123	579,826	24,297	4.2
Savings	130,727	119,908	10,819	9.0
Total interest-bearing checking and savings	1,313,886	1,211,703	102,183	8.4

Time deposits	63,081	74,253	(11,172)	(15.0)
Total deposits	$1,679,187	$1,584,359	$94,828	6.0

Overdrawn deposit accounts reclassified as loans	$224	$103

Borrowings:

On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5.00 per year for 5 years and then convert to floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Total shareholders’ equity decreased $35.3 million to $121.8 million as of June 30, 2022 from December 31, 2021, due primarily to a decrease of $38.4 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during 2022. Retained earnings increased $3.7 million as net earnings of $6.6 million were partially offset by cash dividends of $2.8 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $137 thousand in new capital from optional cash contributions and $512 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 43.22% for the first six months of 2022 compared to 26.64% for the first six months of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2022, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the first quarter of 2022. On July 14, 2022, the Board of Directors declared a $0.32 per share regular quarterly dividend for the third quarter of 2022, which will be paid on August 24, 2022.

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. The Corporation repurchased 46,791 shares during the second quarter of 2022. No shares were repurchased in the first quarter of 2022. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2022 was 7.6% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.30%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.34%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.30%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.34%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.36%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	15.60%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.53%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.56%	8.57%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 2.9% in Cumberland County to 4.9% in Huntingdon County, as of the end of May. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $325 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at June 30, 2022.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$358,226	$—	$358,226
Federal Reserve Bank Discount Window	32,550	—	32,550
Correspondent Banks	56,000	—	56,000
Total	$446,776	$—	$446,776

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $421.8 million and $398.8 million, respectively, at June 30, 2022 and December 31, 2021. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At June 30, 2022, this reserve was $1.5 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2022. For more information on market risk refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and six months ended June 30, 2022. For more information, refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. The following table presents the activity under this plan during the second quarter of 2022.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
April 2022	12	32.56	$391	149,329
May 2022	18,089	30.57	553,031	131,240
June 2022	28,690	30.22	867,117	102,550
	46,791		$1,420,539

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

Franklin Financial Services Corporation

August 5, 2022	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

August 5, 2022	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)