Form 10-Q
period 2022-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2022-11-04
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number 001-38884

FRANKLIN FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Nitterhouse Drive, Chambersburg, PA	17201-0819
(Address of principal executive offices)	(Zip Code)

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

There were 4,387,060 outstanding shares of the Registrant’s common stock as of October 31, 2022.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$24,274	$10,463
Short-term interest-earning deposits in other banks	185,882	164,686
Total cash and cash equivalents	210,156	175,149
Long-term interest-earning deposits in other banks	12,476	10,492
Debt securities available for sale, at fair value	492,032	529,811
Equity securities	435	481
Restricted stock	644	495
Loans held for sale	2,349	2,827
Loans	1,048,507	998,812
Allowance for loan losses	(14,989)	(15,066)
Net Loans	1,033,518	983,746
Premises and equipment, net	29,198	19,190
Right of use asset	6,170	4,759
Bank owned life insurance	22,200	21,874
Goodwill	9,016	9,016
Deferred tax asset, net	17,816	3,314
Other assets	11,152	12,652
Total assets	$1,847,162	$1,773,806

Liabilities
Deposits
Noninterest-bearing checking	$317,719	$298,403
Money management, savings, and interest checking	1,327,406	1,211,703
Time	59,858	74,253
Total deposits	1,704,983	1,584,359
Subordinate notes	19,615	19,588
Lease liability	6,293	4,857
Other liabilities	8,120	7,937
Total liabilities	1,739,011	1,616,741

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,395,650 shares outstanding at September 30, 2022 and
4,710,972 shares issued and 4,441,443 shares outstanding at December 31, 2021	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,377	43,085
Retained earnings	123,579	116,612
Accumulated other comprehensive loss	(55,101)	(547)
Treasury stock, 315,322 shares at September 30, 2022 and 269,529 shares at
December 31, 2021, at cost	(8,415)	(6,796)
Total shareholders' equity	108,151	157,065
Total liabilities and shareholders' equity	$1,847,162	$1,773,806

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$10,767	$9,805	$29,589	$28,373
Interest and dividends on investments:
Taxable interest	2,728	1,906	6,739	5,284
Tax exempt interest	521	526	1,570	1,588
Dividend income	5	1	14	17
Interesting-bearing deposits in other banks	1,022	66	1,542	178
Total interest income	15,043	12,304	39,454	35,440
Interest expense
Deposits	717	447	1,684	1,390
Subordinate notes	263	263	787	788
Total interest expense	980	710	2,471	2,178
Net interest income	14,063	11,594	36,983	33,262
Provision for loan losses	—	—	—	(1,900)
Net interest income after provision for loan losses	14,063	11,594	36,983	35,162
Noninterest income
Investment and trust services fees	1,661	1,740	5,407	5,282
Loan service charges	177	224	533	647
Gain on sale of loans	183	529	692	1,866
Deposit service charges and fees	629	674	1,885	1,613
Other service charges and fees	443	397	1,293	1,214
Debit card income	497	550	1,393	1,642
Increase in cash surrender value of Bank owned life insurance	109	109	326	336
Bank owned life insurance gain	—	147	—	147
Net (losses) gains on sales of debt securities	(15)	—	(34)	91
Change in fair value of equity securities	(61)	(9)	(46)	83
Gain on sale of premise	—	1,776	—	1,776
Other	40	45	190	202
Total noninterest income	3,663	6,182	11,639	14,899
Noninterest Expense
Salaries and employee benefits	7,089	5,958	20,500	17,861
Net occupancy	1,124	908	3,077	2,675
Marketing and advertising	433	413	1,391	1,153
Legal and professional	581	579	1,580	1,552
Data processing	1,146	1,040	3,544	2,857
Pennsylvania bank shares tax	335	308	813	708
FDIC Insurance	197	181	550	563
ATM/debit card processing	359	342	1,065	967
Telecommunications	114	101	313	314
Nonservice pension	69	257	207	651
Other	753	899	2,456	1,964
Total noninterest expense	12,200	10,986	35,496	31,265
Income before federal income taxes	5,526	6,790	13,126	18,796
Federal income tax expense	895	928	1,905	2,833
Net income	$4,631	$5,862	$11,221	$15,963
Per share
Basic earnings per share	$1.05	$1.32	$2.53	$3.61
Diluted earnings per share	$1.05	$1.31	$2.52	$3.60

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2022	2021	2022	2021
Net Income	$4,631	$5,862	$11,221	$15,963

Debt Securities:
Unrealized losses arising during the period	(20,409)	(3,819)	(69,090)	(6,698)
Reclassification adjustment for losses (gains) included in net income (1)	15	—	34	(91)
Net unrealized losses	(20,394)	(3,819)	(69,056)	(6,789)
Tax effect	4,283	802	14,502	1,426
Net of tax amount	(16,111)	(3,017)	(54,554)	(5,363)

Total other comprehensive loss	(16,111)	(3,017)	(54,554)	(5,363)

Total Comprehensive (Loss) Income	$(11,480)	$2,845	$(43,333)	$10,600

(1) Reclassified to net (losses) gains on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2022 and 2021

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797
Net income		—	—	4,631	—	—	4,631
Other comprehensive loss		—	—	—	(16,111)	—	(16,111)
Cash dividends declared, $0.32 per share		—	—	(1,406)	—	—	(1,406)
Acquisition of treasury stock	(38,409)	—	—	—	—	(1,202)	(1,202)
Treasury shares issued under dividend reinvestment plan	9,245	—	49	—	—	246	295
Stock Compensation Plans:
Treasury shares issued	2,534	—	(51)	—	—	67	16
Compensation expense		—	131	—	—	—	131
Balance at September 30, 2022	4,395,650	$4,711	$43,377	$123,579	$(55,101)	$(8,415)	$108,151

Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	11,221	—	—	11,221
Other comprehensive loss		—	—	—	(54,554)	—	(54,554)
Cash dividends declared, $0.96 per share		—	—	(4,254)	—	—	(4,254)
Acquisition of treasury stock	(86,449)	—	—	—	—	(2,664)	(2,664)
Treasury shares issued under dividend reinvestment plan	29,757	—	176	—	—	766	942
Stock Compensation Plans:
Treasury shares issued	10,899	—	(236)	—	—	279	43
Compensation expense		—	352	—	—	—	352
Balance at September 30, 2022	4,395,650	$4,711	$43,377	$123,579	$(55,101)	$(8,415)	$108,151

Balance at July 1, 2021	4,425,092	$4,711	$42,774	$109,930	$844	$(7,103)	$151,156
Net income		—	—	5,862	—	—	5,862
Other comprehensive income		—	—	—	(3,017)	—	(3,017)
Cash dividends declared, $0.32 per share		—	—	(1,414)	—	—	(1,414)
Acquisition of treasury stock	(12,089)	—	—	—	—	(387)	(387)
Treasury shares issued under dividend reinvestment plan	18,226	—	129	—	—	458	587
Stock Compensation Plans:
Treasury shares issued	218	—	—	—	—	5	5
Compensation expense		—	46	—	—	—	46
Balance at September 30, 2021	4,431,447	$4,711	$42,949	$114,378	$(2,173)	$(7,027)	$152,838

Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176
Net income		—	—	15,963	—	—	15,963
Other comprehensive income		—	—	—	(5,363)	—	(5,363)
Cash dividends declared, $0.93 per share		—	—	(4,105)	—	—	(4,105)
Acquisition of treasury stock	(35,718)	—	—	—	—	(1,105)	(1,105)
Treasury shares issued under dividend reinvestment plan	66,235	—	381	—	—	1,630	2,011
Stock Compensation Plans:
Treasury shares issued	11,575	—	(182)	—	—	282	100
Compensation expense		—	161	—	—	—	161
Balance at September 30, 2021	4,431,447	$4,711	$42,949	$114,378	$(2,173)	$(7,027)	$152,838

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$11,221	$15,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049	925
Net amortization of loans and investment securities	3,207	503
Amortization of subordinate debt issuance costs	27	26
Provision for loan losses	—	(1,900)
Change in fair value of equity securities	46	(83)
Realized losses (gains) on sales of debt securities	34	(91)
Loans originated for sale	(40,342)	(81,204)
Proceeds from sale of loans	41,512	88,402
Gain on sale of loans held for sale	(692)	(1,866)
Increase in cash surrender value of life insurance	(326)	(336)
Decrease in fair value of derivative	(17)	(20)
Gains from surrender of life insurance policies	—	(147)
Stock option compensation	352	161
Decrease in other assets	1,679	4,184
Decrease in other liabilities	(4)	(647)
Net cash provided by operating activities	17,746	23,870
Cash flows from investing activities
Net (increase) decrease in long-term interest-bearing deposits in other banks	(1,984)	1,999
Proceeds from sale of AFS securities	1,082	16,060
Proceeds from maturities and pay-downs of securities available for sale	31,013	27,057
Purchase of investment securities available for sale	(66,499)	(200,913)
Net increase in restricted stock	(149)	(27)
Net increase in loans	(49,886)	(6,240)
Proceeds from surrender of bank owned life insurance policy	—	685
Capital expenditures	(11,007)	(7,367)
Net cash used in investing activities	(97,430)	(168,746)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	135,019	195,443
Net decrease in time deposits	(14,395)	(5,721)
Dividends paid	(4,254)	(4,105)
Purchase of Treasury shares	(2,664)	(1,105)
Cash received from option exercises	43	100
Treasury shares issued under dividend reinvestment plan	942	2,011
Net cash provided by financing activities	114,691	186,623
Increase in cash and cash equivalents	35,007	41,747
Cash and cash equivalents at the beginning of the period	175,149	57,146
Cash and cash equivalents at the end of the period	$210,156	$98,893
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$2,208	$2,268
Income taxes	58	1,872
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$1,867	$—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2022, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2021 Annual Report on Form 10-K. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2022	2021	2022	2021
Weighted average shares outstanding (basic)	4,401	4,441	4,432	4,421
Impact of common stock equivalents	23	26	21	19
Weighted average shares outstanding (diluted)	4,424	4,467	4,453	4,440
Anti-dilutive options excluded from calculation	29	30	30	31
Net income	$4,631	$5,862	$11,221	$15,963
Basic earnings per share	$1.05	$1.32	$2.53	$3.61
Diluted earnings per share	$1.05	$1.31	$2.52	$3.60

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation continues to review the ASU as part of its adoption but does not expect it to have a material effect on the consolidated financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021

Net unrealized (losses) gains on debt securities	$(64,962)	$4,094
Tax effect	13,642	(860)
Net of tax amount	$(51,320)	$3,234

Accumulated pension adjustment	$(4,786)	$(4,786)
Tax effect	1,005	1,005
Net of tax amount	$(3,781)	$(3,781)

Total accumulated other comprehensive loss	$(55,101)	$(547)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2022	cost	gains	losses	value
U.S. Treasury	$92,305	$—	$(12,396)	$79,909
Municipal	203,370	24	(34,133)	169,261
Corporate	26,311	—	(1,689)	24,622
Agency mortgage & asset-backed	169,537	38	(12,555)	157,020
Non-Agency mortgage & asset-backed	65,471	2	(4,253)	61,220
Total	$556,994	$64	$(65,026)	$492,032

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2021	cost	gains	losses	value
U.S. Treasury	$84,896	$88	$(698)	$84,286
Municipal	206,501	7,148	(1,422)	212,227
Corporate	24,794	333	(188)	24,939
Agency mortgage & asset-backed	178,614	1,157	(2,086)	177,685
Non-Agency mortgage & asset-backed	30,912	34	(272)	30,674
Total	$525,717	$8,760	$(4,666)	$529,811

At September 30, 2022 and December 31, 2021, the fair value of debt securities pledged to secure public funds and trust deposits totaled $222.7 million and $160.3 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at September 30, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$3,971	$3,942
Due after one year through five years	14,689	14,121
Due after five years through ten years	150,057	130,188
Due after ten years	153,269	125,541
	321,986	273,792
Mortgage & asset-backed	235,008	218,240
	$556,994	$492,032

The composition of the net realized gains (losses) on debt securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds	$1,000	$—	$1,082	$16,060
Gross gains realized	—	—	—	169
Gross losses realized	(15)	—	(34)	(78)
Net (losses) gains realized	$(15)	$—	$(34)	$91

Tax benefit (provision) on net (losses) gains realized	$3	$—	$7	$(19)

Impairment:

The debt securities portfolio contained 599 securities with $475.4 million of temporarily impaired fair value and $65.0 million in unrealized losses at September 30, 2022. The total unrealized loss position has increased $60.1 million since year-end 2021 due to an increase in market interest rates.

For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par; and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The municipal bond portfolio, which has the largest unrealized loss, is well diversified geographically (201 issuers) and is comprised primarily of general obligation bonds (64%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (11%), Pennsylvania (11%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade. The impairment identified on debt securities and subject to assessment at September 30, 2022, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

The following table reflects temporary impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$16,836	$(1,864)	11	$63,073	$(10,532)	19	$79,909	$(12,396)	30
Municipal	132,404	(22,568)	167	34,527	(11,565)	49	166,931	(34,133)	216
Corporate	15,560	(1,053)	31	7,412	(636)	15	22,972	(1,689)	46
Agency mortgage & asset-backed	67,183	(3,158)	158	80,796	(9,397)	89	147,979	(12,555)	247
Non-Agency mortgage & asset-backed	45,802	(2,962)	47	11,762	(1,291)	13	57,564	(4,253)	60
Total temporarily impaired	$277,785	$(31,605)	414	$197,570	$(33,421)	185	$475,355	$(65,026)	599

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$76,383	$(698)	21	$—	$—	—	$76,383	$(698)	21
Municipal	38,997	(910)	44	15,404	(512)	16	54,401	(1,422)	60
Corporate	8,954	(132)	17	1,694	(56)	3	10,648	(188)	20
Agency mortgage & asset-backed	96,923	(1,669)	94	15,991	(417)	18	112,914	(2,086)	112
Non-Agency mortgage & asset-backed	15,215	(215)	11	1,964	(57)	3	17,179	(272)	14
Total temporarily impaired	$236,472	$(3,624)	187	$35,053	$(1,042)	40	$271,525	$(4,666)	227

The following table represents the cumulative credit losses on debt securities recognized in earnings for:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2022	2021
Balance of cumulative credit-related OTTI at January 1	$257	$272
Decreases for previously recognized credit losses on securities that paid off or sold	(257)	(15)
Balance of credit-related OTTI at September 30	$—	$257

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At September 30, 2022 and December 31, 2021, this investment was reported at fair value of $435 thousand and $481 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Residential Real Estate 1-4 Family
Consumer first liens	$78,686	$71,828
Commercial first lien	60,219	60,655
Total first liens	138,905	132,483

Consumer junior liens and lines of credit	70,423	67,103
Commercial junior liens and lines of credit	4,326	4,841
Total junior liens and lines of credit	74,749	71,944
Total residential real estate 1-4 family	213,654	204,427

Residential real estate - construction
Consumer	11,125	8,278
Commercial	12,776	12,379
Total residential real estate construction	23,901	20,657

Commercial real estate	571,426	522,779
Commercial	233,427	244,543
Total commercial	804,853	767,322

Consumer	6,099	6,406
	1,048,507	998,812
Less: Allowance for loan losses	(14,989)	(15,066)
Net Loans	$1,033,518	$983,746

Included in the loan balances are the following:
Net unamortized deferred loan costs	$2,013	$1,289

Loans pledged as collateral for borrowings and commitments from:
FHLB	$646,878	$614,828
Federal Reserve Bank	49,191	45,453
	$696,069	$660,281

Paycheck Protection Program (included in commercial loans)	$205	$7,755

Note 6. Loan Quality and Allowance for Loan Losses

The following table presents, by class, the activity in the Allowance for Loan Losses (ALL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015
Charge-offs	—	—	—	—	(6)	(33)	—	(39)
Recoveries	—	1	—	—	8	4	—	13
Provision	(4)	3	75	9	(33)	38	(88)	—
ALL at September 30, 2022	$461	$249	$364	$8,105	$5,045	$128	$637	$14,989

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(69)	(79)	—	(168)
Recoveries	47	2	—	—	20	22	—	91
Provision	(41)	(5)	39	(63)	(33)	55	48	—
ALL at September 30, 2022	$461	$249	$364	$8,105	$5,045	$128	$637	$14,989

ALL at June 30, 2021	$459	$220	$349	$7,878	$5,309	$102	$738	$15,055
Charge-offs	—	—	—	—	(3)	(126)	—	(129)
Recoveries	—	—	—	—	436	4	—	440
Provision	33	25	18	810	(856)	157	(187)	—
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(13)	(11)	(162)	—	(214)
Recoveries	—	170	—	1	497	23	—	691
Provision	(63)	(151)	101	(463)	(1,279)	179	(224)	(1,900)
ALL at September 30, 2021	$492	$245	$367	$8,688	$4,886	$137	$551	$15,366

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
September 30, 2022
Loans evaluated for ALL:
Individually	$631	$—	$—	$9,021	$—	$—	$—	$9,652
Collectively	138,274	74,749	23,901	562,405	233,427	6,099	—	1,038,855
Total	$138,905	$74,749	$23,901	$571,426	$233,427	$6,099	$—	$1,048,507

ALL established for loans evaluated:
Individually	$—	$—	$—	$415	$—	$—	$—	$415
Collectively	461	249	364	7,690	5,045	128	637	14,574
ALL at September 30, 2022	$461	$249	$364	$8,105	$5,045	$128	$637	$14,989

December 31, 2021
Loans evaluated for ALL:
Individually	$661	$—	$424	$10,520	$—	$—	$—	$11,605
Collectively	131,822	71,944	20,233	512,259	244,543	6,406	—	987,207
Total	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812

ALL established for loans evaluated:
Individually	$—	$—	$—	$698	$—	$—	$—	$698
Collectively	475	252	325	7,470	5,127	130	589	14,368
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

The following table shows additional information about those loans considered to be impaired as of the periods shown:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
September 30, 2022	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$631	$631	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	631	631	—	—	—
Residential real estate - construction	—	—	—	—	—
Commercial real estate	3,725	3,725	5,296	5,796	415
Commercial	—	—	—	—	—
Total	$4,356	$4,356	$5,296	$5,796	$415

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$661	$661	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	661	661	—	—	—
Residential real estate - construction	424	729	—	—	—
Commercial real estate	4,942	5,405	5,578	5,764	698
Commercial	—	—	—	—	—
Total	$6,027	$6,795	$5,578	$5,764	$698

The following table shows the average balance of impaired loans and related interest income for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$635	$6	$646	$23
Junior liens and lines of credit	—	—	—	—
Total	635	6	646	23
Residential real estate - construction	—	—	141	105
Commercial real estate	9,082	46	9,571	320
Commercial	—	—	—	—
Total	$9,717	$52	$10,358	$448

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$663	$8	$655	$24
Junior liens and lines of credit	—	—	—	—
Total	663	8	655	24
Residential real estate - construction	428	—	483	—
Commercial real estate	15,450	122	15,813	310
Commercial	—	—	—	—
Total	$16,541	$130	$16,951	$334

At September 30, 2022, the Bank had $38 thousand of residential properties in the process of foreclosure compared to $157 thousand at the end of 2021. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
September 30, 2022
Residential Real Estate 1-4 Family
First liens	$138,437	$241	$107	$—	$348	$120	$138,905
Junior liens and lines of credit	74,515	147	49	—	196	38	74,749
Total	212,952	388	156	—	544	158	213,654
Residential real estate - construction	23,901	—	—	—	—	—	23,901
Commercial real estate	565,301	592	105	—	697	5,428	571,426
Commercial	233,274	139	14	—	153	—	233,427
Consumer	6,055	35	2	7	44	—	6,099
Total	$1,041,483	$1,154	$277	$7	$1,438	$5,586	$1,048,507

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,224	$96	$113	$—	$209	$50	$132,483
Junior liens and lines of credit	71,788	118	—	—	118	38	71,944
Total	204,012	214	113	—	327	88	204,427
Residential real estate - construction	20,233	—	—	—	—	424	20,657
Commercial real estate	515,487	293	187	—	480	6,812	522,779
Commercial	244,377	106	—	—	106	60	244,543
Consumer	6,368	27	11	—	38	—	6,406
Total	$990,477	$640	$311	$—	$951	$7,384	$998,812

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

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

September 30, 2022
Residential Real Estate 1-4 Family
First liens	$138,785	$—	$120	$—	$138,905
Junior liens and lines of credit	74,711	—	38	—	74,749
Total	213,496	—	158	—	213,654
Residential real estate - construction	23,901	—	—	—	23,901
Commercial real estate	555,485	1,104	14,837	—	571,426
Commercial	230,737	2,571	119	—	233,427
Consumer	6,099	—	—	—	6,099
Total	$1,029,718	$3,675	$15,114	$—	$1,048,507

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,433	$—	$50	$—	$132,483
Junior liens and lines of credit	71,906	—	38	—	71,944
Total	204,339	—	88	—	204,427
Residential real estate - construction	20,233	—	424	—	20,657
Commercial real estate	486,903	19,006	16,870	—	522,779
Commercial	244,315	49	179	—	244,543
Consumer	6,406	—	—	—	6,406
Total	$962,196	$19,055	$17,561	$—	$998,812

The following table presents information on the Bank’s Troubled Debt Restructuring (TDR) loans as of:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
September 30, 2022
Residential real estate - construction	—	$—	$—	$—	—	$—
Residential real estate	5	631	631	—	—	—
Commercial real estate - owner occupied	3	795	795	—	—	—
Commercial real estate - farm land	3	1,482	1,482	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate - other	1	87	87	—	—	—
Total	13	$4,355	$4,355	$—	—	$—

December 31, 2021
Residential real estate - construction	1	$424	$—	$424	—	$—
Residential real estate	5	661	661	—	—	—
Commercial real estate - owner occupied	4	1,161	1,161	—	—	—
Commercial real estate - farm land	4	1,664	1,664	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate - other	2	294	294	—	—	—
Total	17	$5,564	$5,140	$424	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans during the three or nine month periods ending September 30, 2022.

The following table reports new TDR loans during 2021, concession granted and the recorded investment as of September 30, 2022:

(Dollars in thousands)	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$50	$40	multiple

Note 7. Leases

The Corporation leases various assets in the course of its operations that are subject to recognition on the balance sheet. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets may include equipment, and buildings and land (collectively real estate). The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised. The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability. There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced. The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term. Operating lease expense is included in net occupancy expense in the consolidated statements of income.

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$193	$174	$566	$522
Short-term lease cost	44	95	296	95
Variable lease cost	40	25	95	74
Total lease cost	$277	$294	$957	$691

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$550	$491

Weighted-average remaining lease term (years)	12.1	11.2
Weighted-average discount rate	3.35%	3.36%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2022 are as follows:

(Dollars in thousands)

2022	$201
2023	818
2024	803
2025	752
2026	650
2027 and beyond	4,591
Undiscounted cash flow	7,815
Imputed Interest	(1,522)
Total lease liability	$6,293

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at September 30, 2022 and December 31, 2021.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	September 30, 2022			December 31, 2021
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,513	Other Liabilities	$4	$6,653	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$4			$21

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Other Contracts	Other income	$4	$3	$17	$20

As of September 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Components of net periodic cost:
Service cost	$86	$107	$257	$312
Interest cost	168	96	504	279
Expected return on plan assets	(249)	(280)	(746)	(834)
Settlement expense	—	158	—	356
Recognized net actuarial loss	150	283	449	850
Total pension expense	$155	$364	$464	$963

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on impaired loans were taken in the third quarter of 2022. Impaired loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Fair Value at September 30, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$435	$—	$—	$435

Available for sale:
U.S. Treasury	79,909	—	—	79,909
Municipal	—	169,261	—	169,261
Corporate	—	24,622	—	24,622
Agency mortgage & asset-backed	—	157,020	—	157,020
Non-Agency mortgage & asset-backed	—	61,220	—	61,220
Total assets	$80,344	$412,123	$—	$492,467

(Dollars in thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2		Level 3	Total
Equity securities, at fair value	$481		$—	$—	$481

Available for sale:
U.S. Treasury	84,286		—	—	84,286
Municipal	—		212,227	—	212,227
Corporate	—		24,939	—	24,939
Agency mortgage and asset-backed	—		177,685	—	177,685
Non-Agency mortgage and asset-backed	—		30,674	—	30,674
Total assets	$84,767	$		$—	$530,292

The fair value of derivative liabilities measured at fair value at September 30, 2022 and December 31, 2021 was $4 thousand and $21 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in Thousands)	Fair Value at September 30, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,881	$4,881
Total assets	$—	$—	$4,881	$4,881

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$—	$—	$4,880	$4,880
Total assets	$—	$—	$4,880	$4,880

(1)Includes assets that may have been charged-down to fair value during the reporting period or have a specific reserve established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2022. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2022.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

(Dollars in thousands)				Range
September 30, 2022	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired loans	$4,881	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

				Range
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$4,880	Appraisal	Appraisal Adjustment on:
			Real estate assets	20% (20%)
			Cost to sell	8%

			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$210,156	$210,156	$210,156	$—	$—
Long-term interest-bearing deposits in other banks	12,476	12,476	12,476	—	—
Loans held for sale	2,349	2,382	—	2,382	—
Net loans	1,033,518	977,145	—	—	977,145
Accrued interest receivable	5,784	5,784	—	—	5,784

Financial liabilities:
Deposits	$1,704,983	$1,703,580	$—	$1,703,580	$—
Subordinate notes	19,615	17,838	—	17,838	—
Accrued interest payable	346	346	—	346	—

	December 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$175,149	$175,149	$175,149	$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492	—	—
Loans held for sale	2,827	2,940	—	2,940	—
Net loans	983,746	1,003,580	—	—	1,003,580
Accrued interest receivable	5,217	5,217	—	—	5,217

Financial liabilities:
Deposits	$1,584,359	$1,616,128	$—	$1,616,128	$—
Subordinate notes	19,588	19,909	—	19,909	—
Accrued interest payable	83	83	—	83	—

Note 12. Subordinated Notes

At September 30, 2022, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $385 thousand at September 30, 2022, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the call dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 13. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2022 was 7.61% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.29%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.36%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.29%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.36%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.34%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	15.61%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.59%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.63%	8.57%	4.00%	5.00%

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.5 million for the third quarter of 2022, compared to $1.6 million in the third quarter of 2021 and $4.9 million for the first nine months of 2022 and 2021.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $113 thousand for the third quarter of 2022, compared to $130 thousand in the third quarter of 2021 and $415 thousand for the first nine months of 2022, compared to $313 thousand for the first nine months of 2021.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $29 thousand for the third quarter of 2022, compared to $34 thousand for the third quarter of 2021 and $104 thousand for the first nine months of 2022, compared to $118 thousand for the first nine months of 2021.

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$282,414	$288,075
Consumer commitments to extend credit (secured)	92,729	82,095
Consumer commitments to extend credit (unsecured)	5,331	5,389
	$380,474	$375,559
Standby letters of credit	$30,317	$23,284

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. Generally, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At September 30, 2022, this reserve was $1.5 million. Except for the liability recorded for standby letters of credit, liabilities for credit loss associated with off-balance sheet commitments were not material at September 30, 2022 and December 31, 2021.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2022, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 16. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2022 and 2021

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $4.6 million ($1.05 per diluted share) for the third quarter ended September 30, 2022, compared to $5.9 million ($1.31 per diluted share) for the third quarter ended September 30, 2021, and $3.6 million ($.80 per diluted share) for the second quarter of 2022. Year-to-date consolidated 2022 net income was $11.2 million ($2.52 per diluted share) compared to $16.0 million ($3.60 per diluted share) for the same nine-month period in 2021. Net income for both the third quarter of 2021 and the year-to-date period of 2021 was enhanced by a gain on the sale of the Bank’s prior headquarters building, and net income for the year-to-date period of 2021 was enhanced by a reversal of $1.9 million in the provision for loan losses.

A summary of operating results for the third quarter of 2022 and year-to-date 2022 are as follows:

•Net interest income was $14.1 million for the third quarter of 2022 compared to $11.6 million for the third quarter of 2021. The third quarter of 2021 included $1.2 million of Paycheck Protection Program (PPP) interest and fees compared to $0 for the third quarter of 2022. Year-to-date, net interest income was $37.0 million (including $388 thousand of PPP interest and fees) compared to $33.3 million for the same period in 2021 (including $2.8 million of PPP interest and fees). The net interest margin increased to 3.28% for the third quarter of 2022 from 2.89% for the same quarter of the prior year. On a year-to-date comparison, the net interest margin was 2.96% for the first nine months of 2022 compared to 2.91% in 2021. The yield on earning assets increased in the third quarter 2022 versus 2021 comparison (up 0.44%) and year-over-year (up 0.06%). The year-to-date cost of interest-bearing deposits was 0.17% compared to 0.16% for 2021 while the cost of total deposits was 0.14% and 0.13% respectively in 2022 and 2021.

•Earning assets for the third quarter of 2022 averaged $1.7 billion compared to $1.6 billion for the same period in 2021, and year-to-date average earnings assets increased 9% from $1.6 billion to $1.7 billion. Year-to-date the average balance of interest-earning cash increased $72.2 million, and the investment portfolio increased $50.4 million.  The average balance of the loan portfolio increased $16 million for the first nine months of 2022 compared to 2021. The growth in the year-to-date average balance of the loan portfolio was negatively affected by a decrease of $22.0 million in the average balance of PPP loans over the comparative periods. The average balance of deposits for the year increased $173.2 million over the same period in 2021 with every deposit category increasing except for time deposits which decreased by 19.4% over the period.

•There was no provision for loan loss expense for the third quarter and year-to-date periods of 2022.  In 2021, the provision for loan loss expense was $0 for the third quarter and a reversal of $1.9 million for the first nine months of 2021. During 2020, the allowance for loan loss was increased through the provision expense due to increased economic uncertainty stemming from the pandemic. As these risks lessened in 2021, loans reserves were released via a reversal in the provision for loan loss.  Based on loan growth in 2022 and stable credit quality indicators it was determined no additional provision expense was needed during the first nine months of the year. The allowance for loan loss ratio was 1.43% of gross loans as of September 30, 2022, compared to 1.51% at December 31, 2021.

•Noninterest income totaled $3.7 million for the third quarter of 2022 compared to $6.2 million in the third quarter of 2021, a decline of $2.5 million (40.7%). This change was due primarily to a $346 thousand decrease on the gain on sale of mortgages and a one-time $1.8 million gain on the sale of the Bank’s prior headquarters building in the third quarter of 2021.  Year-to-date, noninterest income decreased $3.3 million (21.9%) to $11.6 million compared to $14.9 million the prior year. The change was primarily from a decrease of $1.2 million in the gains on sale of mortgages and the previously mentioned gain on the sale of the Bank’s prior headquarters building.

•Noninterest expense for the third quarter of 2022 was $12.2 million compared to $11.0 million for the third quarter of 2021, an increase of 11.1%.  Year-to-date, noninterest expense was $35.5 million compared to $31.3 million in 2021, an increase of 13.5%. The categories contributing to this increase were: salaries and benefits ($2.6 million), data processing ($687 thousand) , net occupancy ($402 thousand) and other expense ($492 thousand). Salaries and benefits increased primarily in employee compensation due to higher staffing levels, incentive compensation and health insurance costs. The increase in data processing is related to the implementation of a Customer Relationship Management system, while net occupancy increased from expenses for new leased space for community offices. Other expense increased due to a reversal of $636 thousand off-balance sheet liability during the second quarter of 2021.

Total assets at September 30, 2022 were $1.847 billion compared to $1.774 billion at December 31, 2021. Significant balance sheet changes since December 31, 2021, include:

•Short-term interest-earning deposits in other banks increased $21.2 million. The amortized cost basis of the investment portfolio increased $31.3 million; however, the fair value of the portfolio decreased by $37.8 million due to higher market interest rates during the nine month period.

•The net loan portfolio increased $49.8 million during 2022 over the year-end 2021 balance.  The largest increase occurred in the commercial real estate portfolio ($48.6 million) which was partially offset by a decrease of $11.1 million in non-real estate commercial loans.  The Bank held $205 thousand in PPP loans at September 30, 2022, a decrease of $7.6 million since year-end 2021, and all PPP fees have been recognized.

•Deposits increased $120.6 million (7.6%) over year-end 2021, with all deposit products showing an increase except time deposits. Interest-bearing checking accounts showed the largest increase ($80.7 million – 15.8%), primarily in commercial and municipal accounts.

•Shareholders’ equity decreased $48.9 million since the end of 2021. Retained earnings increased $7.0 million, after $4.3 million in dividend payments. Accumulated other comprehensive income (AOCI) decreased by $54.6 million as the fair value of the investment portfolio declined during the year due to higher market interest rates. At September 30, 2022, the book value of the Corporation’s common stock was $24.60 per share and the tangible book value was $22.55 per share. In December 2021, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and 85,343 shares have been repurchased under the plan as of September 30, 2022. The Bank is considered to be well- capitalized under the regulatory guidance as of September 30. 2022.

Key performance ratios as of, or for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021 are listed below:

	September 30,	December 31,	September 30,
(Dollars in thousands, except per share)	2022	2021	2021

Balance Sheet Highlights
Total assets	$1,847,162	$1,773,806	$1,732,441
Investment and equity securities	492,467	530,292	546,261
Loans, net	1,033,518	983,746	1,002,802
Deposits	1,704,983	1,584,359	1,544,295
Shareholders' equity	108,151	157,065	152,838

Summary of Operations
Interest income	$39,454	$47,573	$35,440
Interest expense	2,471	2,902	2,178
Net interest income	36,983	44,671	33,262
Provision for loan losses	—	(2,100)	(1,900)
Net interest income after provision for loan losses	36,983	46,771	35,162
Noninterest income	11,639	19,488	14,899
Noninterest expense	35,496	43,245	31,265
Income before income taxes	13,126	23,014	18,796
Federal income tax expense	1,905	3,398	2,833
Net income	$11,221	$19,616	$15,963

Performance Measurements
Return on average assets*	0.83%	1.17%	1.29%
Return on average equity*	11.12%	13.20%	14.46%
Return on average tangible equity (1)*	11.89%	14.05%	15.40%
Efficiency ratio (1)	71.34%	66.12%	63.70%
Net interest margin*	2.96%	2.88%	2.91%

Shareholders' Value (per common share)
Diluted earnings per share	$2.52	$4.42	$3.60
Basic earnings per share	2.53	4.44	3.61
Regular cash dividends declared	0.96	1.25	0.93
Book value	24.60	35.36	34.49
Tangible book value (1)	22.55	33.34	32.46
Market value	31.56	33.10	31.77
Market value/book value ratio	128.29%	93.61%	92.11%
Market value/tangible book value ratio	139.95%	99.29%	97.88%
Price/earnings multiple*	9.39	7.49	6.62
Current quarter dividend yield	4.06%	3.87%	3.90%
Dividend payout ratio year-to-date	37.91%	28.16%	25.72%

Safety and Soundness
Average equity/average assets	7.49%	8.89%	8.94%
Risk-based capital ratio (Total)	17.34%	18.41%	18.16%
Leverage ratio (Tier 1)	8.59%	8.52%	8.53%
Common equity ratio (Tier 1)	14.29%	15.20%	14.91%
Nonaccrual loans/gross loans	0.53%	0.74%	0.85%
Nonperforming assets/total assets	0.30%	0.42%	0.50%
Allowance for loan losses as a % of loans	1.43%	1.51%	1.51%
Net loans (charged-off) recovered/average loans*	-0.01%	0.04%	0.06%

Assets under Management
Trust assets under management (fair value)	$810,954	$946,964	$907,441
Held at third-party brokers (fair value)	104,127	118,046	115,120

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021.

(Dollars in thousands, except per share)
	September 30, 2022	December 31, 2021	September 30, 2021
Return on Tangible Equity (non-GAAP)
Net income	$11,221	$19,616	$15,963

Average shareholders' equity	134,898	148,637	147,198
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	125,882	139,621	138,182

Return on average tangible equity (non-GAAP)*	11.89%	14.05%	15.40%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$108,151	$157,065	$152,838
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	99,135	148,049	143,822

Shares outstanding (in thousands)	4,396	4,441	4,431

Tangible book value per share (non-GAAP)	$22.55	$33.34	$32.46

Efficiency Ratio
Noninterest expense	$35,496	$43,245	$31,265

Net interest income	36,983	44,671	33,262
Plus tax equivalent adjustment to net interest income	1,055	1,466	1,098
Plus noninterest income, net of securities transactions	11,719	19,271	14,725
Total revenue	49,757	65,408	49,085

Efficiency ratio (Noninterest expense/total revenue)	71.34%	66.12%	63.70%

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

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021:

Tax equivalent net interest income increased $2.4 million to $14.4 million in the third quarter of 2022 compared to $12.0 million for the same period in 2021. Balance sheet volume contributed $402 thousand to the increase and a change in rates added $2.1 million.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are presented by primary loan purpose and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended September 30,
	2022			2021

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$181,609	$1,022	2.23%	$109,617	$66	0.24%
Investment securities:
Taxable	429,336	2,733	2.52%	434,380	1,907	1.74%
Tax Exempt	84,624	659	3.09%	91,742	663	2.89%
Investments	513,959	3,392	2.62%	526,122	2,570	1.94%
Loans:
Commercial, industrial and agricultural	884,290	9,473	4.25%	845,154	8,785	4.09%
Residential mortgage	71,363	631	3.51%	70,614	604	3.48%
Home equity loans and lines	88,349	765	3.44%	84,133	535	2.52%
Consumer	5,798	107	7.32%	6,968	109	6.21%
Loans	1,049,799	10,976	4.15%	1,006,869	10,033	3.92%
Total interest-earning assets	1,745,367	$15,390	3.50%	1,642,608	$12,669	3.06%
Other assets	92,531			70,210
Total assets	$1,837,898			$1,712,818

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$575,766	$206	0.14%	$489,639	$138	0.11%
Money Management	601,941	426	0.28%	544,660	208	0.15%
Savings	130,842	19	0.06%	114,224	16	0.06%
Time	61,688	66	0.42%	69,602	85	0.48%
Total interest-bearing deposits	1,370,237	717	0.21%	1,218,125	447	0.15%

Subordinated Notes	19,609	263	5.36%	19,575	263	5.37%
Total interest-bearing liabilities	1,389,846	980	0.28%	1,237,700	710	0.23%
Noninterest-bearing deposits	313,781			305,617
Other liabilities	10,659			15,201
Shareholders' equity	123,612			154,300
Total liabilities and shareholders' equity	$1,837,898			$1,712,818
T/E net interest income/Net interest margin		14,410	3.28%		11,959	2.89%
Tax equivalent Adjustment		(347)			(365)
Net interest income		$14,063			$11,594

Net Interest Spread			3.22%			2.83%
Cost of Funds			0.23%			0.18%
Cost of Deposits			0.17%			0.12%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for each of the third quarters of 2022 and 2021, respectively. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2022, noninterest income decreased $2.5 million from the same period in 2021. Investment and trust service fees and loan service charges decreased slightly, while gains on sale of loans decreased as the volume of mortgages sold decreased. Debit card income decreased primarily due to the introduction of a customer rewards program. The life insurance gain in 2021 was from a bank-owned life insurance policy. The gain on sale of premise in 2021 was from the sale of the prior headquarters at 20 South Main Street Chambersburg, PA as previously reported.

The following table presents a comparison of noninterest income for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$1,661	$1,740	$(79)	(4.5)
Loan service charges	177	224	(47)	(21.0)
Gain on sale of loans	183	529	(346)	(65.4)
Deposit service charges and fees	629	674	(45)	(6.7)
Other service charges and fees	443	397	46	11.6
Debit card income	497	550	(53)	(9.6)
Increase in cash surrender value of life insurance	109	109	—	—
Bank owned life insurance gain	—	147	(147)	(100.0)
Net (losses) gains on sales of debt securities	(15)	—	(15)	NA
Change in fair value of equity securities	(61)	(9)	(52)	577.8
Gain on sale of premise	—	1,776	(1,776)	(100.0)
Other	40	45	(5)	(11.1)
Total noninterest income	$3,663	$6,182	$(2,519)	(40.7)

Noninterest Expense

Noninterest expense for the third quarter of 2022 increased $1.2 million compared to the same period in 2021. Salary expense increased primarily due to additional expense for incentive compensation programs and new positions. Net occupancy increased primarily from depreciation on the Bank’s new headquarters. Marketing and advertising expense increased primarily from sponsorships of community events. Data processing expenses were higher due primarily to the implementation of a customer relationship management system that began in the fourth quarter of 2021. Nonservice pension costs decreased as 2021 included pension settlement expenses. Other expenses decreased in 2022 primarily due to lower state tax expense.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2022	2021	Amount	%
Salaries and benefits	$7,089	$5,958	$1,131	19.0
Net occupancy	1,124	908	216	23.8
Marketing and advertising	433	413	20	4.8
Legal and professional	581	579	2	0.3
Data processing	1,146	1,040	106	10.2
Pennsylvania bank shares tax	335	308	27	8.8
FDIC insurance	197	181	16	8.8
ATM/debit card processing	359	342	17	5.0
Telecommunications	114	101	13	12.9
Nonservice pension	69	257	(188)	(73.2)
Other	753	899	(146)	(16.2)
Total noninterest expense	$12,200	$10,986	$1,214	11.1

Provision for Income Taxes

For the third quarter of 2022, the Corporation recorded a Federal income tax expense of $895 thousand compared to $928 thousand for the same quarter in 2021. The effective tax rate for the third quarter of 2022 was 16.2% compared to 13.7% for the third quarter of 2021. The federal statutory tax rate is 21% for 2022 and 2021.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

Tax equivalent net interest income increased $3.6 million to $38.0 million in the first nine months of 2022 compared to $34.4 million for the same period in 2021. Balance sheet volume contributed $1.3 million to the increase and a change in rates added $2.3 million.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are presented by primary loan purpose and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Nine Months Ended September 30,
	2022			2021

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$176,523	$1,542	1.17%	$104,340	$178	0.23%
Investment securities:
Taxable	428,572	6,753	2.11%	374,436	5,301	1.89%
Tax Exempt	88,558	1,980	2.99%	92,310	1,997	2.89%
Investments	517,130	8,733	2.26%	466,746	7,298	2.09%
Loans:
Commercial, industrial and agricultural	863,933	26,239	4.06%	850,191	25,355	3.94%
Residential mortgage	67,589	1,765	3.49%	68,413	1,792	3.51%
Home equity loans and lines	86,896	1,922	2.96%	83,052	1,577	2.54%
Consumer	5,918	307	6.94%	6,929	338	6.52%
Loans	1,024,336	30,233	3.95%	1,008,585	29,062	3.82%
Total interest-earning assets	1,717,989	$40,509	3.15%	1,579,671	$36,538	3.09%
Other assets	83,627			66,296
Total assets	$1,801,614			$1,645,967

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$541,865	$508	0.13%	$463,368	$372	0.11%
Money Management	594,796	917	0.21%	529,257	612	0.15%
Savings	127,936	55	0.06%	110,792	47	0.06%
Time	66,176	205	0.41%	71,946	359	0.67%
Total interest-bearing deposits	1,330,773	1,684	0.17%	1,175,363	1,390	0.16%

Subordinated Notes	19,600	787	5.34%	19,567	788	5.37%
Total interest-bearing liabilities	1,350,373	2,471	0.24%	1,194,930	2,178	0.24%
Noninterest-bearing deposits	306,358			288,558
Other liabilities	9,985			15,281
Shareholders' equity	134,898			147,198
Total liabilities and shareholders' equity	$1,801,614			$1,645,967
T/E net interest income/Net interest margin		38,038	2.96%		34,360	2.91%
Tax equivalent Adjustment		(1,055)			(1,098)
Net interest income		$36,983			$33,262

Net Interest Spread			2.91%			2.85%
Cost of Funds			0.20%			0.20%
Cost of Deposits			0.14%			0.13%

Provision for Loan Losses

The Bank had provision for loan loss expense of $0 for the first nine months of 2022, compared to a reversal of $1.9 million in the first nine months of 2021. For more information refer to the Loan Quality and Allowance for Loan Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2022, noninterest income decreased $3.3 million from the same period in 2021. Investment and trust service fees increased primarily due to an increase in asset management fees. Gains on sale of loans decreased as the volume of mortgages sold decreased. Deposit service charges increased from a new product introduced in the third quarter of 2021. Debit card income decreased due to the introduction of a customer rewards program. The life insurance gain in 2021 was from a bank-owned life insurance policy. The gain on sale of premise in 2021 was from the sale of the prior headquarters at 20 South Main Street Chambersburg, PA as previously reported.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$5,407	$5,282	$125	2.4
Loan service charges	533	647	(114)	(17.6)
Gain on sale of loans	692	1,866	(1,174)	(62.9)
Deposit service charges and fees	1,885	1,613	272	16.9
Other service charges and fees	1,293	1,214	79	6.5
Debit card income	1,393	1,642	(249)	(15.2)
Increase in cash surrender value of life insurance	326	336	(10)	(3.0)
Bank owned life insurance gain	—	147	(147)	(100.0)
Net (losses) gains on sales of debt securities	(34)	91	(125)	(137.4)
Change in fair value of equity securities	(46)	83	(129)	(155.4)
Gain on sale of premise	—	1,776	(1,776)	(100.0)
Other	190	202	(12)	(5.9)
Total noninterest income	$11,639	$14,899	$(3,260)	(21.9)

Noninterest Expense

Noninterest expense for the first nine months of 2022 increased $4.2 million compared to the same period in 2021. Salary expense increased primarily due to additional expense for incentive compensation programs and new positions and increased health insurance expenses, offset by a decrease in commissions. Net occupancy increased due to depreciation on the Bank’s new headquarters and rent for new community office locations. Marketing and advertising expense increased primarily from sponsorships of community events. Data processing expenses were higher due primarily to the implementation of a customer relationship management (CRM) system that began in the fourth quarter of 2021. The CRM is expected to enhance operational efficiency and customer service going forward. Nonservice pension costs decreased as 2021 included pension settlement expenses. Other expenses increased due to a reversal of $636 thousand for an off-balance sheet liability during the second quarter of 2021.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2022	2021	Amount	%
Salaries and employee benefits	$20,500	$17,861	$2,639	14.8
Net occupancy	3,077	2,675	402	15.0
Marketing and advertising	1,391	1,153	238	20.6
Legal and professional	1,580	1,552	28	1.8
Data processing	3,544	2,857	687	24.0
Pennsylvania bank shares tax	813	708	105	14.8
FDIC insurance	550	563	(13)	(2.3)
ATM/debit card processing	1,065	967	98	10.1
Telecommunications	313	314	(1)	(0.3)
Nonservice pension	207	651	(444)	(68.2)
Other	2,456	1,964	492	25.1
Total noninterest expense	$35,496	$31,265	$4,231	13.5

Provision for Income Taxes

For the first nine months of 2022, the Corporation recorded a Federal income tax expense of $1.9 million compared to $2.8 million for the same quarter in 2021. The effective tax rate for the first nine months of 2022 was 14.5% compared to 15.1% for the first nine months of 2021. The federal statutory tax rate is 21% for 2022 and 2021.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $210.1 million at September 30, 2022, an increase of $35.0 million from the prior year-end balance of $175.1 million. Interest-earning deposits are held primarily at the Federal Reserve ($180.5 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has increased $31.3 million on an amortized cost basis since year-end 2021. The portfolio is comprised primarily of municipal securities and mortgage and asset-backed securities issued by U.S. Agencies at approximately 34% and 32% of the portfolio fair value, respectively. The weighted average life of the portfolio was 5.5 years.

The AFS securities portfolio had a net unrealized loss of $65.0 million at September 30, 2022 compared to a net unrealized gain of $4.1 million at the prior year-end due primarily to an increase in market interest rates. The portfolio averaged $517.1 million with a tax-equivalized yield of 2.26% for the nine months ended September 30, 2022. This compares to an average of $466.7 million and a tax-equivalized yield of 2.09% for the same period in 2021.

The municipal bond portfolio is well diversified geographically (201 issuers) and is comprised primarily of general obligation bonds (64%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (14%), California (11%), Pennsylvania (11%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

Temporary impairment in the investment portfolio, measured by gross unrealized losses, was $65.0 million, compared to $4.7 million at December 31, 2021. The municipal bond portfolio had the largest unrealized loss of $34.1 million, 52% of the total unrealized loss ($65.0 million). There are 216 securities in this portfolio with an unrealized loss and the loss in this portfolio is deemed to be non-credit related and no other-than-temporary impairment charges have been recorded.

The corporate portfolio is comprised predominantly of 46 fixed rate bank issued subordinated notes with a fair value of $20.6 million. This portfolio has an unrealized loss of $1.7 million on 46 securities with a fair value of $23.0 million. At September 30, 2022, the Bank believes it will be able to collect all interest and principal due on these bonds and no other-than-temporary-impairment charges were recorded.

The unrealized loss in the non-agency mortgage and asset-backed securities portfolio increased $4.0 million from December 31, 2021. Many of these securities have credit enhancement in the form of overcollateralization. Management fully expects to be paid back at par and no other-than-temporary impairment charges have been recorded.

Restricted Stock at Cost: The Bank held $644 thousand of restricted stock at September 30, 2022. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of

FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $9.2 million over year-end 2021. For the first nine months of 2022, the Bank originated $40.3 million of mortgages held for sale and sold $41.5 million through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($12.8 million), while loans for individuals to construct personal residences totaled $11.1 million at September 30, 2022. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $571.4 million from $522.8 million at the end of 2021. The largest sectors (by collateral) in the commercial real estate category are: apartment buildings ($90.9 million), hotels and motels ($78.0 million), office buildings ($55.5 million), shopping centers ($52.2 million), and development land ($46.8 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 18 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $108.6 million. At September 30, 2022, the Bank had $35.8 million in real estate construction loans funded with an interest reserve and capitalized $568 thousand of interest in 2022 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $11.1 million to $233.4 million at September 30, 2022, compared to $244.5 million at the end of 2021 primarily due to $7.6 million of PPP forgiveness. At September 30, 2022, the balance of PPP loans was $205 thousand, down from $7.8 million at year-end. At September 30, 2022, the Bank had approximately $120.0 million in tax-free loans. The largest sectors (by industry) in the commercial category are: public administration ($51.0 million), utilities ($43.5 million), real estate rental and leasing ($23.9 million), manufacturing ($19.2 million) and construction ($13.5 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At September 30, 2022, the outstanding commercial participations were $66.9 million, 8.3% of commercial purpose loans and 6.4% of total gross loans compared to $77.5 million at December 31, 2021, 10.1% of commercial purpose loans and 7.8% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $88.9 million, compared to $95.9 million at December 31, 2021. The commercial loan participations are comprised of $11.4 million of Commercial loans and $55.5 million of CRE loans, reported in the respective loan class.

Consumer loans: This category decreased by $307 thousand to $6.1 million at September 30, 2022, compared to $6.4 million at prior year-end and is comprised primarily of unsecured personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$78,686	$71,828	$6,858	9.5
Commercial first lien	60,219	60,655	(436)	(0.7)
Total first liens	138,905	132,483	6,422	4.8

Consumer junior liens and lines of credit	70,423	67,103	3,320	4.9
Commercial junior liens and lines of credit	4,326	4,841	(515)	(10.6)
Total junior liens and lines of credit	74,749	71,944	2,805	3.9
Total residential real estate 1-4 family	213,654	204,427	9,227	4.5

Residential real estate - construction
Consumer	11,125	8,278	2,847	34.4
Commercial	12,776	12,379	397	3.2
Total residential real estate construction	23,901	20,657	3,244	15.7

Commercial real estate	571,426	522,779	48,647	9.3
Commercial	233,427	244,543	(11,116)	(4.5)
Total commercial	804,853	767,322	37,531	4.9

Consumer	6,099	6,406	(307)	(4.8)
	1,048,507	998,812	49,695	5.0
Less: Allowance for loan losses	(14,989)	(15,066)	77	(0.5)
Net Loans	$1,033,518	$983,746	$49,772	5.1

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $18.8 million at September 30, 2022 compared to $36.6 million at December 31, 2021. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $5.6 million of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September 30, 2022, the Bank had loans of $14.0 million (1.3% of gross loans) that exceeded the supervisory limit, compared to 1.8% at year-end 2021.

Loan quality improved, as measured by nonaccrual loans, which decreased $1.8 million during the first nine months of 2022 from $7.4 million to $5.6 million and the nonaccrual loan to total loans ratio decreased from 0.74% to 0.53% at September 30, 2022. Loans past due 90-days or more, but still accruing, totaled $7 thousand at September 30, 2022.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid off or in certain circumstances, refinanced. At September 30, 2022, there were 13 TDR loans with a balance of $4.4 million, and all loans were performing in accordance with the modified terms. Impaired loans, including TDR loans, totaled $9.7 million compared to $11.6 million at year-end 2021.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM, or worse, and obtains a new appraisal or asset valuation for any placed on nonaccrual and rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to; the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the ALL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at September 30, 2022 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. There was a $415 thousand specific reserve established for one impaired loan ($5.3 million) at September 30, 2022 compared to a specific reserve of $698 thousand at year-end 2021 on the same loan.

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

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk score (as measured in basis points) to each factor. The economic condition factor is primarily based on unemployment rates. The delinquency factor considers the level of past due loans and charge-offs. The classified loan factor considers the internal credit risk score of the portfolio. The level of risk factor considers operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The risk score (as measured in basis points) for each of the four risk factors is minimal, low, moderate, high or very high and is determined independently for commercial loans, residential mortgage loans and consumer loans. The qualitative allowance declined to $10.9 million at September 30, 2022 from $11.0 million at year-end 2021. PPP loans, because of the SBA guarantee, are excluded from the qualitative analysis.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $637 thousand at September 30, 2022.

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios, by class, as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2022
Loans at September 30, 2022	$138,905	$74,749	$23,901	$571,426	$233,427	$6,099	$—	$1,048,507
Average Loans through September 30, 2022	138,242	72,932	20,720	543,413	243,111	5,918	—	1,024,336
Nonaccrual Loans at September 30, 2022	120	38	—	5,428	—	—	—	5,586
Allowance for Loan Loss at September 30, 2022	461	249	364	8,105	5,045	128	637	14,989
YTD Net (Charge-offs)/Recoveries at September 30, 2022	27	2	—	—	(49)	(57)	—	(77)

Loans/Total Gross Loans at September 30, 2022	13%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at September 30, 2022	0.09%	0.05%	0.00%	0.95%	0.00%	0.00%	—	0.53%
Allowance for Loan Loss at September 30, 2022	0.33%	0.33%	1.52%	1.42%	2.16%	2.10%	—	1.43%
Net (Charge-offs) Recoveries/Average Loans at September 30, 2022*	0.08%	0.01%	0.00%	0.00%	-0.08%	-3.85%	—	-0.01%
Allowance for Loan Loss/Nonaccrual Loans at September 30, 2022								268.33%

2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	138,249	68,467	19,533	504,441	270,557	6,855	—	1,008,102
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2021	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.36%	0.35%	1.57%	1.56%	2.10%	2.03%	—	1.51%
Net Recoveries(Charge-offs)/Average Loans for 2021	0.00%	0.25%	-0.14%	-0.01%	0.17%	-2.39%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								204.04%

*Annualized

Deposits:

Total deposits increased $120.6 million during the first nine months of 2022 to $1.705 billion. Noninterest-bearing deposits increased $19.3 million (primarily in small business deposits) and interest-bearing checking and savings deposits increased $115.7 million, while time deposits decreased $14.4 million. Interest-bearing checking increased by $80.7 million primarily in state/municipal and commercial deposits, while the Bank’s Money Management increased $24.8 million, and savings increased $10.2 million. The decrease in time deposits is primarily in retail accounts.

As of September 30, 2022, the Bank had deposits of $272.8 million placed in the IntraFi Network deposit program ($206.1 million in interest-bearing checking and $66.7 million in money management) and $3.4 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2022, the Bank’s reciprocal deposits were 15.7% of total liabilities compared to 16.0% at year-end 2021.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest-bearing checking	$317,719	$298,403	$19,316	6.5

Interest-bearing checking	592,636	511,969	80,667	15.8
Money management	604,642	579,826	24,816	4.3
Savings	130,128	119,908	10,220	8.5
Total interest-bearing checking and savings	1,327,406	1,211,703	115,703	9.5

Time deposits	59,858	74,253	(14,395)	(19.4)
Total deposits	$1,704,983	$1,584,359	$120,624	7.6

Overdrawn deposit accounts reclassified as loans	$122	$103

Borrowings:

On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5.00% per year for 5 years and then convert to floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Total shareholders’ equity decreased $48.9 million to $108.2 million as of September 30, 2022 from December 31, 2021, due primarily to a decrease of $54.6 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during 2022. Retained earnings increased $7.0 million as net earnings of $11.2 million were partially offset by cash dividends of $4.3 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $175 thousand in new capital from optional cash contributions and $769 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 37.91% for the first nine months of 2022 compared to 25.72% for the first nine months of 2021.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2022, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the second quarter of 2022. On October 13, 2022, the Board of Directors declared a $0.32 per share regular quarterly dividend for the fourth quarter of 2022, which will be paid on November 23, 2022.

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. The Corporation repurchased 37,893 shares during the third quarter of 2022 and 84,684 shares year-to-date. A total of 85,343 shares have been repurchased under the current plan. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2022 was 7.61% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2022, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2022 and December 31, 2021 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2022	2021	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.29%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.36%	15.28%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.29%	15.20%	N/A	N/A
Farmers & Merchants Trust Company	14.36%	15.28%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.34%	18.41%	N/A	N/A
Farmers & Merchants Trust Company	15.61%	16.54%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.59%	8.52%	N/A	N/A
Farmers & Merchants Trust Company	8.63%	8.57%	4.00%	5.00%

(1) Common equity Tier 1 capital/ total risk-weighted assets (2) Tier 1 capital / total risk-weighted assets
(3) Total risk-based capital / total risk-weighted assets, (4) Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland and Huntingdon Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 250,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 3.6% in Cumberland County to 5.7% in Huntingdon County, as of the end of May. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area is located in South Central PA and provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $273 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2022.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$380,398	$—	$380,398
Federal Reserve Bank Discount Window	30,665	—	30,665
Correspondent Banks	56,000	—	56,000
Total	$467,063	$—	$467,063

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Unused commitments and standby letters of credit totaled $410.8 million and $398.8 million, respectively, at September 30, 2022 and December 31, 2021. In the second quarter of 2018, the Bank established a $2.4 million allowance against letters of credit issued in connection with a commercial borrower that declared bankruptcy. In the first quarter of 2020, the Bank reversed $250 thousand of this reserve as one letter of credit was cancelled. In the second quarter of 2021, the Bank reversed $636 thousand of this reserve as a second letter of credit was cancelled. At September 30, 2022, this reserve was $1.5 million.

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially from those reported in the Corporation’s 2021 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2022. For more information on market risk refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and nine months ended September 30, 2022. For more information, refer to the Corporation’s 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2021, the Board of Directors authorized the 2021 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 20, 2021 and expiring on December 19, 2022. The following table presents the activity under this plan during the third quarter of 2022.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
July 2022	29,027	$31.11	$903,050	73,523
August 2022	746	$32.03	23,891	72,777
September 2022	8,120	$31.86	258,743	64,657
	37,893		$1,185,684

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed on Form 8-K, as Exhibit 99 with the commission on September 2, 2022 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 4, 2022	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2022	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)