Form 10-K
period 2022-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2023-03-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number 001-38884

FRANKLIN FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1440803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Nitterhouse Drive, Chambersburg, PA	17201-0819
(Address of principal executive offices)	(Zip Code)

(717) 264-6116

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common stock	FRAF	Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 3,992,103 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2022 based on the price of such shares was $120,401,826.

There were 4,398,823 outstanding shares of the Registrant's common stock as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2022, are incorporated into Part III.

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

The Corporation conducts substantially all of its business through its wholly owned direct banking subsidiary, F&M Trust. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland. It also has a location in Dauphin County, PA that serves as a regional support center for Commercial, and Investment and Trust services. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing investment and trust services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial and agricultural real estate. Loans secured by residential real estate loans may be further broken down into consumer or commercial purposes. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or other business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is in south central Pennsylvania, primarily the counties of Franklin, Cumberland, Fulton and Huntingdon, and Washington County, MD. There are 33 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share in its primary market as reported on the June 30, 2022 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County, State	# of Locations	Deposits	Market Deposits	Market Share
Franklin, PA	12	$1,172,344	$2,894,215	41%
Cumberland, PA	6	395,903	11,145,661	4%
Fulton, PA	2	99,469	273,678	36%
Huntingdon, PA	1	27,318	779,380	4%
Washington, MD*	-	-	3,393,811	-
	21	$1,695,034	$18,486,745	9%

*Washington County, MD office opened July 1, 2022

With increasing competition, many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits and certain types of loans. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County and had total assets of approximately $1.7 billion on December 31, 2022.

Human Capital

Company Overview and Values. F&M Trust is committed to remaining independent by growing our Bank to meet the increasing financial needs of our customers, communities, and shareholders. While our desire is apparent, we also understand that we must be intentional in how we conduct ourselves and expect to continually earn the right to maintain our independence as a community Bank. With over 117 years of stability, we have a history of making decisions with the long-term view in mind and collaborating internally to achieve the goals and results set forth in the Bank’s strategic plan. Our employees are critical to achieving our vision and executing upon ongoing strategy. As such, fostering and maintaining a strong, healthy organizational culture is a key strategic focus for us. Our core values of integrity, excellence, accountability, teamwork, and concern for our customers and communities reflect who we are collectively and guide our employees as they conduct business and during their interactions with one another, our customers, communities, and shareholders.

Diversity, Equity, and Inclusion (DEI). We are committed to our continued efforts to increase the diversity of our workforce, ensure equity in all our employment practices, and foster an inclusive work environment that supports our employees and the communities we serve. We hire the most qualified individuals for positions within the Bank regardless of race, gender, ethnicity, or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace. As of December 31, 2022, we had 298 employees on our team, nearly all of whom were full-time and of which the majority were women.

At the core of our DEI efforts is a belief that when employees bring forward their own brand of thought and perspective, it creates a more positive and innovative environment for everyone. This belief enables us to leverage the strengths of our workforce to meet the needs of the Bank’s key constituents and achieve its growth objectives. We continue to enhance our DEI efforts, which are fully endorsed by our Senior Management team and Board of Directors. Key initiatives include fostering an inclusive employee experience, training employees on DEI concepts, developing leaders to embody the traits of inclusive leadership, partnering with non-profit and community organizations to support and develop a diverse talent pipeline, and acquiring the best available talent. The Bank ensures accountability for making progress in this area by embedding DEI objectives in the annual performance goals of the President/CEO and other key officers.

Engagement. To ensure we provide a positive and productive working environment for all employees, an internal Employee Engagement Committee comprised of 14 individuals from throughout the organization meets regularly to help shape the Bank’s employee engagement initiative. This initiative enables us to obtain feedback from all Bank employees to better understand and improve their employee experience and identify opportunities to strengthen our culture. We annually engage an independent third party to conduct employee engagement surveys that provide us with feedback on key engagement drivers (i.e., Organization, Job & Career, Co-worker/Team, Leader, and DEI engagement). In 2022, we had a survey response rate of 94%, representing the fifth year the Bank achieved a best-in-class participation level according to our employee engagement partner. We have been able to maintain such high levels of survey participation because we believe employees feel safe providing their feedback and they also know appropriate action will be considered and/or taken. The highest scores on our key engagement drivers from our last survey administration occurred in the Co-worker/Team, Job & Career, and Leader indices, with over 80% of employees indicating they are engaged by these drivers at work. Each of our key engagement driver scores exceeded the available benchmarks for the financial services industry provided by our employee engagement partner. We consider the candid and robust feedback we receive from our employees to be a gift, so we not only act when appropriate, but we are also transparent with employees when changes are made based on their feedback to reinforce the influence their voice has within the Bank.

Competitive Pay and Benefits. F&M Trust’s compensation program is designed to align the compensation of our employees with the Bank’s performance and to provide the proper incentives to attract, retain, and motivate employees to achieve the Bank’s strategic growth objectives. Specifically,

•The Bank’s compensation philosophy for executives and employees is to provide pay opportunities at the median level of prevailing industry practices among community banking companies of similar asset size and market type.

•We engage a reputable outside compensation consulting firm to independently evaluate the effectiveness of our executive and employee compensation program and provide benchmarking against our peers within the industry.

•We strive to pay all employees equitably by providing wages that are competitive and consistent with their positions, skill levels, relevant experience, knowledge, and geographic location. Annual increases are determined based on merit and employees’ compensation compared to the mid-point of their salary range.

•We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with company performance.

•Our short-term incentive plan provides a bonus to executives and salaried employees based on company performance and progress on functional goals that tie to the Bank’s strategic plan.

•We provide comprehensive benefit options that enable our employees and their families to live healthier and more secure lives. Some examples of F&M Trust’s wide-ranging benefits offered are medical insurance, prescription drug benefits, dental insurance, vision insurance, life insurance, disability insurance, 401(k) retirement plan with company match, paid time off, flexible spending accounts, tuition assistance, employee assistance plan, and access to other voluntary benefit offerings and perks.

Employee Training and Development. Our recruiting practices and decisions on whom to hire are among the most important activities to shaping and maintaining our organizational culture. To empower employees to unleash their potential, we provide a range of training and development programs, opportunities, and resources they need to be successful. Employees joining the Bank are immersed in the Bank’s culture and practices through a structured orientation and onboarding process. We offer training programs based on a variety of factors including the Bank’s strategic initiatives, current regulatory environment, and employee needs and/or desires for growth and development. The Bank’s current training curriculum includes education tracks in the areas of leadership, engagement, sales, operations, and compliance. We encourage employees to discuss their professional development with their supervisors during coaching sessions to identify interests or possible cross-training areas. Opportunities for on-the-job growth for Bank employees include a variety of approaches such as stretch assignments, temporary projects outside of an employee’s typical responsibilities, and internal and external training classes. A tuition aid program exists for educational pursuits related to employees’ present work or possible future positions within the Bank.

We are intentional about identifying and developing the talents of our next generation leaders. Our succession planning activities aid us in identifying high potential employees who demonstrate the capacity to advance into key positions within the Bank. The succession plan for the executive team is updated annually. A Management Trainee program was implemented in 2022 that provides incumbents with an opportunity to gain comprehensive, hands-on experience in a variety of departments across the Bank while completing specific learning objectives and preparing a capstone project. Internship programs have also been established with local universities to broaden our talent pipeline as needed. This thorough and consistent focus on employee training and development helps to prepare our workforce to respond to the evolving needs of the organization.

Wellness. The success of our Bank is fundamentally connected to the well-being of our employees. We show our employees we care about them as people through our focus on a holistic wellness program, which began in 2001. Today, we continue to promote a healthy work-life balance and provide our employees and their families with access to a variety of flexible and convenient programs designed to improve or maintain their physical, mental, and social well-being. We enjoy a high level of employee participation in our wellness program. For example, over 65% of our workforce completed a health risk assessment and biometric screening in 2022. These employees were then eligible to receive a reduction in the amount of health insurance premiums they paid if they met certain wellness targets. Additionally, there are a variety of wellness challenges that are promoted throughout each year, and which are easily accessed by our employees in an app where they can see their own progress toward their goal as well as where they fall on the leader board with other employees. Our Employee Assistance Program (EAP) provider provides the Bank with resources and training classes related to mental health and resilience. The EAP program is regularly promoted to employees, and they are encouraged to seek assistance for issues impacting their work performance or engagement when needed. We also have a certified Wellness Coach who can provide tools and resources as well as serve as an accountability partner to help employees reach their personal wellness goals. The return on investment related to our wellness program results in overall health care cost-savings and high levels of productivity from our employees who possess the drive and stamina to achieve the long-term goals of the Bank.

Retention. We continually monitor employee turnover rates as our success depends upon retaining our talented and committed personnel. Our Total Voluntary Turnover for 2022 was 13.99%. The “Intent to Stay” metric from our last employee engagement survey indicated that 81% of our workforce planned to stay with the Bank for at least three years or more, with over 40% indicating they would remain with the bank more than ten years. While the competition for talent remains intense for all positions, we believe the competitive compensation and benefits package our employees receive, combined with the Bank’s culture and available growth and development opportunities, will help us to attract new talent, extend employee tenure, and reduce voluntary turnover.

Community Involvement. The Bank’s commitment to community service reflects our core values and is a key driver for attracting and retaining employees. We aim to give back to the communities where we live and work and believe this commitment helps in our efforts to attract and retain employees. We encourage our employees at all levels to volunteer and/or serve on boards of non-profit organizations. The Bank also provides financial support for various fundraising activities and programs offered by non-profit organizations in our communities, which are reviewed and approved by our Community Investment Committee. In 2022, F&M Trust donated over $419 thousand to 255 organizations in our communities and contributed over $192 thousand and 342 scholarships to Kindergarten through 12th grade and Pre-Kindergarten schools and organizations through the Pennsylvania Educational Improvement Tax Credit program. In addition, employees of the Bank provided 1,309 volunteer hours to 62 different service organizations.

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

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2022 was 7.88%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2022, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2022, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Consumer Laws and Regulations

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statues. Violations of consumer protection laws may result in litigation and liability from consumers and regulators. It is likely that future CFPB rulemaking action will affect the Bank. Banks with total assets less than $10 billion are not subject to examination by the CFPB. However, the CFPB can require any bank to submit reports it deems necessary to fulfill its mission and it can request to be part of any bank examination.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2022, the Bank was considered well capitalized and its assessment rate was approximately 4.4 basis points of the assessment base.

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

Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the Act) was signed into law. This comprehensive tax legislation provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Act repealed the corporate alternative minimum tax, provides for earlier recognition of certain revenue, accelerates expensing of investments in tangible property and limits several deductions such as FDIC premiums, certain executive compensation and meals and entertainment expenses.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2022, approximately 77% ($809.2 million) of its loans were secured by real estate. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in a small market area of south-central Pennsylvania. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 84% ($878.6 million) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $643.0 million at December 31, 2022 and account for 73% of the total commercial loan portfolio. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

The allowance for loan losses may prove to be insufficient to absorb inherent losses in our loan portfolio.

The Bank maintains an allowance for loan losses that Management believes is appropriate to provide for any inherent losses in the loan portfolio. The amount of the allowance is determined through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; and the amount and quality of collateral, including guarantees, securing the loan. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change.

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

The Bank’s lending limit is approximately $44.0 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas and its geographic diversification is limited.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, MD. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the Internet. In the conduct of certain aspects of banking business, the Bank also competes with credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

Changes in interest rates could have an adverse impact upon our results of operations.

The Bank’s profitability is in part a function of the spread between interest rates earned on investments, loans and other interest-earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest received on loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect the Bank’s ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest paid on deposits and other borrowings increases more than the rate of interest earned on loans and other investments, the Bank’s net interest income, and therefore earnings, could be adversely affected. Likewise, recent changes in market interest rates have caused the Bank to quickly raise its rates on deposits. Earnings could also be adversely affected if the rates on loans and other investments fall more quickly than those on deposits and other borrowings. While Management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

Uncertainty about the future of LIBOR may adversely affect our business.

In December 2022, the Federal Reserve Board published Regulation ZZ, a final regulation that provides default rules for certain contracts that use LIBOR as the benchmark reference interest rate index. Regulation ZZ implements the “Adjustable Interest Rate (LIBOR) Act” (“the “LIBOR Act”), and establishes a clear and uniform process for replacing LIBOR as the benchmark reference interest rate index in existing contracts that do not contain a clearly defined or practicable replacement benchmark for when LIBOR is discontinued. Under Regulation ZZ, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended, to instead reference the benchmark interest rate indices identified by the Federal Reserve Board in the regulation.

The replacement benchmark interest rate indices identified by the Federal Reserve Board in Regulation ZZ are based on SOFR and include appropriate “tenor spread adjustments” to reflect historical spreads between LIBOR and SOFR. The LIBOR Act and Regulation ZZ establish a safe harbor for market participants that act in accordance with such legislation and regulation, shielding them from litigation for selecting and implementing the Federal Reserve-selected replacement indices and related conforming changes. As a result, the LIBOR Act and Regulation ZZ reduce the risks to us associated with the approaching cessation of LIBOR use. The Bank’s transition to these replacement indices will occur no later than the day after June 30, 2023, the last date on which all remaining tenors of USD LIBOR will be published.

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

Fee income from the Bank’s debit card is a significant contributor of fee income. As technology changes and consumer payment preferences change it is possible that debit card income does not continue to grow or may decline. The Bank’s overdraft protection program has also been a significant contributor of fee income. If usage of this product slows or regulatory changes negatively affect the fees that can be charged for such services, it may greatly reduce fee income and have a material adverse effect on our financial condition and results of operations.

A large percentage of deposits may be highly sensitive to changes in interest rates.

Thirty-seven percent ($569.6 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases. Nonetheless, interest expense could materially increase and have a material adverse effect on our financial condition and results of operations.

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

Unrealized losses in the Bank’s investment portfolio could affect liquidity.

As market interest rates increased during 2022, the unrealized losses on the Bank’s investment portfolio also increased. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (AOCI) on the balance sheet and reduces book capital and therefore its tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.

The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce capacity, or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits.

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

An epidemic or pandemic (such as COVID-19) may cause prolonged global, national, or regional recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the effects of an epidemic or pandemic could result in the recognition of credit losses in our loan portfolios and an increase in our allowance for credit losses, particularly if businesses are restricted or are required to close. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which an epidemic or pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on factors which are highly uncertain and cannot be predicted, including the scope and duration of an epidemic or pandemic and actions taken by governmental authorities and other third parties in response to the epidemic or pandemic.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could negatively impact the Corporation’s business.

The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, the Corporation could be materially adversely affected. Third parties with which the Corporation does business could also be sources of operational risk to the Corporation, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Corporation's ability to operate one or more of its businesses, or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect the Corporation. Such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair the Corporation's liquidity, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses.

The Corporation may be subject to disruptions or failures of the financial, accounting, network and/or other information processing systems arising from events that are wholly or partially beyond the Corporation's control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, disease epidemics or pandemics, damage to property or physical assets, or terrorist acts. While the Corporation believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to the Corporation's reputation, and loss or liability to the Corporation.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Corporation’s headquarters is located at 1500 Nitterhouse Drive, Chambersburg, Pennsylvania. This location also houses F&M Trust’s sales and operations center. The Corporation owns or leases thirty-six properties in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania, and Washington County, Maryland, for banking operations, as described below:

Property	Owned	Leased
Facilities used in Banking Operations	16	11
Remote ATM Sites	3	5
Other Properties	—	1

The Bank’s properties are adequate for the purposes intended.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2022, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation had 1,574 shareholders of record as of December 31, 2022.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

The following table shows stock repurchase activity under approved plans:

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
October 2022	9,107	$31.64	$288,151	55,550
November 2022	4,469	$31.89	142,523	51,081
December 2022	7,529	$31.00	233,362	147,152
	21,105		$664,036

In December 2022, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2022; for the five-year period ended December 31, 2022, in each case assuming an initial investment of $100 on December 31, 2017 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Franklin Financial Services Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Franklin Financial Services Corporation	$100.00	$86.88	$110.17	$80.32	$102.43	$116.23
Peer Group*	$100.00	$96.47	$113.38	$93.10	$118.26	$119.68
SNL Mid-Atlantic Bank	$100.00	$85.44	$121.49	$109.82	$138.70	$117.14
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65

*Peer Group consists of Mid Atlantic Banks with Assets between $1B-$2B as of 9/30/2022

Shareholders’ Information

Dividend Reinvestment Plan:

Franklin Financial Services Corporation offers a dividend reinvestment program whereby shareholders of the Corporation’s common stock may reinvest their dividend, or make optional cash payment, to purchase additional shares of the Corporation. Beneficial owners of shares of the Corporation’s common stock may participate in the program by making appropriate arrangements through their bank, broker or other nominee. Information concerning this optional program is available by contacting the Corporate Secretary at 717-264-6116, or:

Corporate Secretary

1500 Nitterhouse Drive, P.O. Box 6010

Chambersburg, PA 17201-6010

Dividend Direct Deposit Program:

Franklin Financial Services Corporation offers a dividend direct deposit program whereby shareholders of the Corporation’s common stock may choose to have their dividends deposited directly into the bank account of their choice on the dividend payment date. Information concerning this optional program is available by contacting the Corporate Secretary at 717-264-611, or:

     Corporate Secretary

     1500 Nitterhouse Drive, P.O. Box 6010

     Chambersburg, PA 17201-6010

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 25, 2023 at 9:00 a.m. at The Orchards Restaurant, 1580 Orchard Drive, Chambersburg, PA. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2023 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:

Computershare

P.O. Box 30170

College Station, TX 77842-3170

1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2022	2021	2020	2019	2018
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,699,579	$1,773,806	$1,535,038	$1,269,157	$1,209,587
Investment and equity securities	487,247	530,292	397,331	187,873	131,846
Loans, net	1,036,866	983,746	992,915	922,609	960,960
Deposits	1,551,448	1,584,359	1,354,573	1,125,392	1,082,629
Shareholders' equity	114,197	157,065	145,176	127,528	118,396

Summary of Operations
Interest income	$56,449	$47,573	$45,939	$49,235	$44,868
Interest expense	4,863	2,902	3,978	7,113	4,214
Net interest income	51,586	44,671	41,961	42,122	40,654
Provision for loan losses	650	(2,100)	4,625	237	9,954
Net interest income after provision for loan losses	50,936	46,771	37,336	41,885	30,700
Noninterest income	15,250	19,488	15,084	15,424	12,629
Noninterest expense	48,691	43,245	39,362	38,314	37,369
Income before income taxes	17,495	23,014	13,058	18,995	5,960
Federal income tax expense (benefit)	2,557	3,398	258	2,880	(165)
Net income	$14,938	$19,616	$12,800	$16,115	$6,125

Performance Measurements
Return on average assets	0.83%	1.17%	0.91%	1.29%	0.52%
Return on average equity	11.64%	13.20%	9.56%	13.17%	5.34%
Return on average tangible equity (1)	12.52%	14.05%	10.24%	14.22%	5.80%
Efficiency ratio (1)	71.21%	66.12%	67.32%	65.36%	68.27%
Net interest margin, fully tax equivalent	3.11%	2.88%	3.21%	3.68%	3.78%

Shareholders' Value (per common share)
Diluted earnings per share	$3.36	$4.42	$2.93	$3.67	$1.39
Basic earnings per share	3.38	4.44	2.94	3.68	1.40
Regular cash dividends paid	1.28	1.25	1.20	1.17	1.05
Book value	26.01	35.36	33.07	29.30	26.85
Tangible book value (1)	23.96	33.34	31.02	27.23	24.81
Market value*	36.10	33.10	27.03	38.69	31.50
Market value/book value ratio	138.79%	93.61%	81.74%	132.05%	117.32%
Market value/tangible book value ratio	150.67%	99.29%	87.13%	142.11%	126.97%
Price/earnings multiple year-to-date	10.74	7.49	9.23	10.54	22.66
Dividend yield	3.55%	3.87%	4.44%	3.10%	3.43%
Dividend payout ratio	37.88%	28.16%	40.83%	31.74%	75.07%

Safety and Soundness
Average equity/average assets	7.17%	8.89%	9.48%	9.78%	9.73%
Risk-based capital ratio (Total)	17.21%	18.41%	17.69%	16.08%	15.21%
Leverage ratio (Tier 1)	8.95%	8.52%	8.69%	9.72%	9.78%
Common equity ratio (Tier 1)	14.22%	15.20%	14.32%	14.82%	13.96%
Nonperforming loans/gross loans	0.01%	0.74%	0.87%	0.42%	0.27%
Nonperforming assets/total assets	0.01%	0.42%	0.57%	0.31%	0.44%
Allowance for loan loss/loans	1.35%	1.51%	1.66%	1.28%	1.28%
Net loan (charge-offs) recoveries/average loans	-0.15%	0.04%	0.02%	-0.07%	-0.97%

Assets under Management
Trust and Investment Services (fair value)	$904,317	$946,964	$836,381	$790,949	$684,825
Held at third-party brokers (fair value)	116,398	118,046	112,624	127,976	122,213

*Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for 2022, 2021, 2020 and 2019 and the OTCQX for 2018.
(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.

Forward-Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting Management’s current views as to likely future developments, and use words “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in interest rates, changes in the rate of inflation and product and service prices, change in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, effects of government shutdowns and budget negotiations, impacts of the interruption, degradation or breach in security of our information and technology systems or other technological risks and attacks, acts of war, terrorism or geopolitical instabilities, changes in accounting policies or practices, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

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

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets, the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The Efficiency Ratio measures the cost to generate one dollar of revenue. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements and should not be read in isolation or relied upon as a substitute for GAAP measures. The following table shows the calculation of the non-GAAP measurements.

(Dollars in thousands, except per share)	For the Year Ended December 31
	2022	2021	2019	2018	2017
Return on Average Tangible Equity (non-GAAP)
Net income	$14,938	$19,616	$12,800	$16,115	$6,125

Average shareholders' equity	128,283	148,637	133,958	122,377	114,625
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	119,267	139,621	124,942	113,361	105,609

Return on average tangible equity (non-GAAP)	12.52%	14.05%	10.24%	14.22%	5.80%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$114,197	$157,065	$145,176	$127,528	$118,396
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	105,181	148,049	136,160	118,512	109,380

Shares outstanding (in thousands)	4,390	4,441	4,389	4,353	4,409

Tangible book value (non-GAAP)	23.96	33.34	31.02	27.23	24.81

Efficiency Ratio (non-GAAP)
Noninterest expense	$48,691	$43,245	$39,362	$38,314	$37,369

Net interest income	51,586	44,671	41,961	42,122	40,654
Plus tax equivalent adjustment to net interest income	1,381	1,466	1,407	1,393	1,522
Plus noninterest income, net of securities transactions	15,410	19,271	15,104	15,102	12,564
Total revenue	68,377	65,408	58,472	58,617	54,740

Efficiency ratio (non-GAAP)	71.21%	66.12%	67.32%	65.36%	68.27%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Summary

Franklin Financial Services Corporation reported consolidated earnings of $14.9 million ($3.36 per diluted share) for 2022 compared with $19.6 million ($4.42 per diluted share) for the same period in 2021.

•Year-to-date, net interest income was $51.6 million (including $388 thousand of PPP interest and fees), an increase of 15.5% compared to $44.7 million for the same period in 2021 (including $3.3 million of PPP interest and fees). On a year-over-year comparison, the net interest margin was 3.11% for 2022 compared to 2.88% in 2021. The increase in the 2022 net interest margin was due primarily to a 0.34% increase in the yield on earning assets from 3.06% in 2021 to 3.40% in 2022 as all asset classes had higher yields in 2022. This increase was primarily the result of action by the Federal Reserve to increase short-term interest rates in 2022. The cost of interest-bearing liabilities increased from 0.16% for 2021 to 0.29% for 2022. Likewise, the cost of all deposits increased from 0.12% in 2021 to 0.23% in 2022.

•Average earning assets for 2022 were $1.7 billion compared to $1.6 billion in 2021, an increase of 6.1%. In 2022, the average balance of interest-earning cash balances increased $50.3 million (46.1%), the average balance of the investment portfolio increased $23.7 million (4.9%) and the average balance of the loan portfolio increased $24.5 million (2.4%), over the prior year averages. Within the loan portfolio, average commercial loan balances increased $20.3 million during the year, net of a $39.5 million decrease in the average balance of PPP loans year over year. Total deposits averaged $1.6 billion for 2022, an increase of $143.2 million (9.6%) over the average balance for 2021. All deposit categories reported a year-over-year increase in average balances, except for time deposits.

•Year-to-date, the provision for loan loss expense was $650 thousand compared to a $2.1 million provision expense reversal for the same period in 2021. The allowance for loan loss ratio was 1.35% of gross loans as of December 31, 2022, compared to 1.51% at December 31, 2021 due to continued improvement in the credit quality of the loan portfolio.

•Noninterest income was $15.3 million compared to $19.5 million in 2021. Significant year-over-year variances that contributed to the decrease include the $1.8 million gain on the sale of the Bank’s former headquarters building in 2021, a decrease in gains on the sale of mortgages ($1.7 million) and a decrease in debit card income ($302 thousand).

•Noninterest expense was $48.7 million in 2022 compared to $43.2 million in 2021. The following categories contributed to the year-over-year increase: salaries and benefits increased $3.3 million (primarily incentive compensation and health insurance), net occupancy increased $489 thousand (primarily depreciation on the new headquarters building and rent expense from a new community office opened in July 2022 in Hagerstown, MD), and data processing expense increased $725 thousand (implementation of a customer relationship management system).

•The effective tax rate was 14.6% for 2022.

Total assets at December 31, 2022 were $1.700 billion compared to $1.774 billion at December 31, 2021, a decrease of 4.2%. Significant balance sheet changes since December 31, 2021, include:

•Short-term interest-bearing deposits in other banks decreased $117.7 million (71.5%) and the investment portfolio decreased $43.0 million (8.1%).

•The net loan portfolio increased $53.1 million over the year-end 2021 balance, with commercial purpose loans increasing $33.4 million from year-end 2021.

•Deposits decreased $32.9 million (2.1%) over year-end 2021 with decreases in commercial money management and interest-bearing accounts, and time deposit balances.

•Shareholders’ equity decreased $42.9 million from December 31, 2021. Retained earnings increased $9.3 million in 2022 but was offset by a decrease of $50.7 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. At December 31, 2022, the book value of the Corporation’s common stock was $26.01 per share and tangible book value was $23.96 per share. In December 2022, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period. The Bank is considered to be well-capitalized under the regulatory guidance as of December 31, 2022.

Other key performance measurements are presented in Item 7 of this report.

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

Table 1 shows the change in tax-equivalent net interest income year over year. Changes in interest income and expense are driven by changes in balance (volume) and changes in the average rate on interest-earning assets and interest-bearing liabilities. The changes attributable to rate or volume are shown in Table 2. The yield on earning assets (Table 3) increased to 3.40% for 2022 from 3.06% for 2021. The benefit provided by tax-exempt income was $1.4 million in 2022.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2022	2021	$	%
Interest income	$56,449	$47,573	$8,876	18.7
Interest expense	4,863	2,902	1,961	67.6
Net interest income	51,586	44,671	6,915	15.5
Tax equivalent adjustment	1,381	1,466	(85)	(5.8)
Tax equivalent net interest income	$52,967	$46,137	$6,830	14.8

Table 2 identifies increases and decreases in tax equivalent net interest income due to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2022 Compared to 2021			2021 Compared to 2020
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-bearing obligations in other banks	$164	$2,070	$2,234	$159	$(386)	$(227)
Investment securities:
Taxable	623	2,136	2,759	3,262	(771)	2,491
Nontaxable	(242)	174	(68)	877	(168)	709
Loans:
Commercial, industrial and agriculture	828	2,199	3,027	237	(924)	(687)
Residential mortgage	60	48	108	(89)	(271)	(360)
Home equity loans and lines	88	664	752	397	(849)	(452)
Consumer	(63)	42	(21)	10	209	219
Loans	913	2,953	3,866	555	(1,835)	(1,280)
Total net change in interest income	1,458	7,333	8,791	4,853	(3,160)	1,693

Interest expense on:
Interest-bearing checking	87	271	358	164	(439)	(275)
Money management	87	1,625	1,712	230	(988)	(758)
Savings	10	27	37	18	(59)	(41)
Time deposits	(46)	(98)	(144)	(110)	(514)	(624)
Subordinate notes	2	(4)	(2)	619	3	622
Total net change in interest expense	140	1,821	1,961	921	(1,997)	(1,076)
Change in tax equivalent net interest income	$1,318	$5,512	$6,830	$3,932	$(1,163)	$2,769

The following table presents average balances, tax-equivalent (T/E) interest income and expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2022			2021
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-earning deposits in other banks	$159,610	$2,483	1.56%	$109,263	$249	0.23%
Investment securities:
Taxable	424,703	9,975	2.35%	392,789	7,216	1.84%
Tax exempt	85,566	2,593	3.03%	93,764	2,661	2.84%
Investments	510,269	12,568	2.46%	486,553	9,877	2.03%
Loans:
Commercial, industrial and agricultural	869,536	37,009	4.26%	849,201	33,982	4.00%
Residential mortgage	70,294	2,490	3.54%	68,581	2,382	3.47%
Home equity loans and lines	86,851	2,855	3.29%	83,465	2,103	2.52%
Consumer	5,938	425	7.16%	6,855	446	6.51%
Loans	1,032,619	42,779	4.14%	1,008,102	38,913	3.86%
Total interest-earning assets	1,702,499	$57,830	3.40%	1,603,918	$49,039	3.06%
Other assets	87,300			67,381
Total assets	$1,789,799			$1,671,299

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$543,553	$879	0.16%	$472,596	$521	0.11%
Money Management	588,728	2,542	0.43%	537,010	830	0.15%
Savings	128,203	101	0.08%	112,506	64	0.06%
Time	64,273	294	0.46%	72,525	438	0.60%
Total interest-bearing deposits	1,324,757	3,816	0.29%	1,194,637	1,853	0.16%
Subordinate notes	19,605	1,047	5.34%	19,571	1,049	5.36%
Total interest-bearing liabilities	1,344,362	4,863	0.36%	1,214,208	2,902	0.24%
Noninterest-bearing deposits	306,102			293,027
Other liabilities	11,052			15,427
Shareholders' equity	128,283			148,637
Total liabilities and shareholders' equity	$1,789,799			$1,671,299
T/E net interest income/Net interest margin		52,967	3.11%		46,137	2.88%
Tax equivalent adjustment		(1,381)			(1,466)
Net interest income		$51,586			$44,671

Net Interest Spread			3.04%			2.82%
Cost of Funds			0.29%			0.19%
Cost of Deposits			0.23%			0.12%

Provision for Loan Losses

In 2022, the Bank recorded gross loan charge-offs of $1.6 million, which were offset by $103 thousand of recoveries, resulting in net loan charge-offs of $1.5 million. For 2022, the Corporation recorded $650 thousand as a provision for loan loss expense. The charge-off was primarily related to the sale of a $5.1 million nonaccrual loan and the sale improved the credit quality of the loan portfolio. Therefore, the allowance for loan losses decreased to $14.2 million at year-end 2022 (1.35% of total loans), compared to $15.1 million at year-end 2021 (1.51% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ALL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic conditions, and other relevant factors to determine the adequacy of the allowance for loan losses and the provision for loan losses. For more information, refer to the Loan Quality discussion and Table 10.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2022 and 2021:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest Income
Investment and trust services fees	$7,152	$7,111	$41	0.6
Loan service charges	724	904	(180)	(19.9)
Gain on sale of loans	770	2,430	(1,660)	(68.3)
Deposit service charges and fees	2,527	2,258	269	11.9
Other service charges and fees	1,724	1,650	74	4.5
Debit card income	1,868	2,170	(302)	(13.9)
Increase in cash surrender value of life insurance	436	446	(10)	(2.2)
Bank owned life insurance gain	—	295	(295)	(100.0)
Net (losses) gains on sales of debt securities	(91)	127	(218)	(171.7)
Change in fair value of equity securities	(69)	90	(159)	(176.7)
Gain on sale of bank premises	—	1,776	(1,776)	(100.0)
Other	209	231	(22)	(9.5)
Total	$15,250	$19,488	$(4,238)	(21.7)

The most significant changes in noninterest income are discussed below:

Investment and Trust Service fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $6.5 million for 2022 and 2021 with fluctuations in value during the year affecting fee income. The fair value of trust assets under management was $904.3 million at year-end, compared to $947.0 million at the end of 2021. Estate fees increased by $44 thousand, to $498 thousand in 2022. By the nature of an estate settlement, these fees are considered nonrecurring. Commissions from the sale of insurance and investment products increased by $5 thousand compared to 2021.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees.

Gain on sale of loans: This category is comprised of fees from the sale of mortgages with servicing released in the secondary market. Due to lower origination volume, the Bank sold fewer loans in 2022 compared to 2021.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The increase of $269 thousand in this category was due to the addition of new deposit products and an increase in overdraft program fees partially offset by a reduction due to the elimination of most nonsufficient fund fees.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. Merchant card fees increased $38 thousand while ATM fees decreased $36 thousand.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees decreased by $333 thousand, while business card fees increased $31 thousand. The business debit card offers a cash back rewards program based on usage, while the retail debit card offers reward points based on usage. Debit card income is reported net of reward program expense.

Bank owned life insurance gain: The Bank received death benefits from bank-owned life insurance policies in 2021 and none in 2022.

Gain on sale of bank premises: In 2021, the Bank sold its previous headquarters and operations center at 20 South Main Street, Chambersburg, PA.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2022 and 2021:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2022	2021	Amount	%
Salaries and benefits	$28,094	$24,780	$3,314	13.4
Net occupancy	4,069	3,580	489	13.7
Marketing and advertising	1,915	1,533	382	24.9
Legal and professional	2,202	2,013	189	9.4
Data processing	4,751	4,026	725	18.0
Pennsylvania bank shares tax	1,148	1,017	131	12.9
FDIC insurance	736	735	1	0.1
ATM/debit card processing	1,428	1,305	123	9.4
Telecommunications	396	407	(11)	(2.7)
Nonservice pension	567	819	(252)	(30.8)
Other	3,385	3,030	355	11.7
Total	$48,691	$43,245	$5,446	12.6

The most significant changes in noninterest expense are discussed below:

Salaries and benefits: This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension service, employment taxes and other employee benefit programs. This category increased by $3.3 million compared to the prior year from: salary increases of $1.8 million due to merit and annual increases, and new positions, $354 thousand for incentive compensation plans, $255 thousand in health insurance expense, and $258 thousand in stock compensation expense. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Depreciation increased during 2022 as the Bank began to depreciate its new headquarters building and rent expense increased from a new community office opened in July 2022 in Hagerstown, MD.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. Consulting fees increased $128 thousand due to advisory services related to the implementation of a customer relationship management system. Internal and external audit fees increased by $80 thousand.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $2.3 million of the total data processing costs in 2022 and 2021. An increase in software expense for a customer relationship management system contributed $655 thousand to the total increase in this category.

FDIC insurance: This category consists of the total fees paid to the Federal Deposit Insurance Corporation (FDIC). The expense was unchanged for 2022 compared to 2021.

Nonservice pension: The decrease in the nonservice pension expense was due to a $135 thousand reduction in pension settlement costs related to lump-sum pension payouts during 2022 and lower asset returns and amortization.

Provision for Income Taxes

In 2022, the Corporation recorded a Federal income tax expense of $2.6 million compared to $3.4 million in 2021. The effective tax rate for 2022 and 2021 was 14.6% and 14.8%, respectively. The Corporation’s 2022 and 2021 effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. For a more comprehensive analysis of Federal income tax expense refer to Note 14 of the accompanying consolidated financial statements.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2022, total assets decreased 4.2% over the prior year to $1.70 billion from $1.77 billion at the end of 2021.

Interest Earning Deposits in Other Banks:

Short-term interest-earning deposits, held primarily at the Federal Reserve, decreased to $47.0 million at December 31, 2022 compared to $164.9 million at December 31, 2021, as the excess cash was redeployed into the loan portfolio and deposit balances decreased. Long-term interest-earning deposits increased from $10.5 million at December 31, 2021 to $14.0 million at December 31, 2022. The average balance of interest-earning deposits increased to $159.6 million in 2022 compared to $109.3 million in 2021.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and corporate debt primarily in the form of bank-issued subordinated debt. The weighted average life of the portfolio is 5.5 years, the effective duration is 4.3%, and $208.9 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity, except for U.S. Treasuries. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past two years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2022		2021
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value
U.S. Treasury	$101,980	$90,257	$84,896	$84,286
Municipal	186,007	155,455	206,501	212,227
Corporate	26,316	24,239	24,794	24,939
Agency mortgage & asset-backed	163,274	150,935	178,614	177,685
Non-agency mortgage & asset-backed	70,756	65,950	30,912	30,674
Total	$548,333	$486,836	$525,717	$529,811

The following table presents investment securities at December 31, 2022 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Treasury	$12,782	4.25%	$5,713	2.60%	$71,762	1.29%	$—	—	$90,257	1.74%
Municipal	—	—	4,842	3.11%	38,516	2.35%	112,097	2.50%	155,455	2.48%
Corporate	—	—	2,111	6.18%	21,138	4.86%	990	4.28%	24,239	4.95%
Agency mortgage & asset-backed	556	2.19%	2,509	1.75%	39,720	2.40%	108,150	3.62%	150,935	3.25%
Non-agency mortgage & asset-backed	3,098	6.55%	15,525	5.22%	3,994	4.26%	43,333	3.59%	65,950	4.14%
Total	$16,436	4.62%	$30,700	4.19%	$175,130	2.24%	$264,570	3.11%	$486,836	2.93%

Table 3, previously presented, shows the two-year trend of average balances and yields on the investment portfolio. The tax-equivalent yield on the portfolio increased from 2.03% in 2021 to 2.46% in 2022. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 31% and 32% respectively. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio produced $60.5 million in cash flows in 2022 while $87.2 million was invested into the portfolio during the year.

Municipal Bonds: This sector holds $155.5 million or 32% of the total portfolio and the amortized cost decreased by $20.5 million year over year. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (40% of the portfolio) and taxable (60% of the portfolio) municipal bonds. Sixty-five percent of the portfolio are general obligation bonds and thirty-five percent are revenue bonds. The portfolio holds bonds from 179 issuers within 34 states. The largest dollar exposure is in the states of Texas (14%), Pennsylvania (13%) and California (12%). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized statistical rating organization.

Corporate Bonds: This sector is comprised primarily of $20.3 million of subordinate debt from 44 different community bank issuers.

Agency Mortgage & Asset-backed Securities (MBS): This sector holds $150.9 million, or 31%, of the total portfolio. This sector is comprised of bonds issued and guaranteed by the U.S. Government, a U.S. Government Agency, or a government sponsored entity securitized by pools of residential mortgages and other loan assets.

Non-Agency Mortgage & Asset-backed Securities (ABS): This sector holds $66.0 million, or 14%, of the total portfolio. This sector is comprised of senior private label first-lien commercial and residential mortgages. As senior position bonds, they benefit from credit support in the form of junior tranches and reserve funds that absorb loss prior to the senior bonds. This sector has $42.7 million of its fair value investment grade rated by nationally recognized statistical rating organizations while $23.1 million of its fair value is not rated.

Impairment: For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2022, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted. The Bank recorded no impairment charges in 2022.

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2022, this investment was reported at fair value ($411 thousand) with changes in value reported through income in 2022.

Restricted Stock at Cost

The Bank held $644 thousand of restricted stock at the end of 2022 of which $614 thousand is stock in the Federal Home Loan Bank of Pittsburgh (FHLB). FHLB stock is carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio increased by 5.4% ($53.1 million) in 2022, due primarily to an increase of $43.9 million in commercial real estate loans. Average gross loans for 2022 increased by $24.5 million to $1.0 billion. Commercial, mortgage and home equity loans and lines all showed an increase in average balances during the year, which was partially offset by a decline in consumer loans. The yield on the portfolio increased in 2022 to 4.14% from 3.86% in 2021. Table 3, previously presented, shows the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by class, as of December 31 for the past 2 years.

Table 8. Loan Portfolio

			Change
(Dollars in thousands)	2022	2021	Amount	%
Residential real estate 1-4 family
Consumer first lien	$82,795	$71,828	$10,967	15.3
Commercial first lien	61,702	60,655	1,047	1.7
Total first liens	144,497	132,483	12,014	9.1

Consumer junior lien and lines of credit	69,561	67,103	2,458	3.7
Commercial junior liens and lines of credit	4,127	4,841	(714)	(14.7)
Total junior liens and lines of credit	73,688	71,944	1,744	2.4
Total residential real estate 1-4 family	218,185	204,427	13,758	6.7

Residential real estate construction
Consumer	13,908	8,278	5,630	68.0
Commercial	10,485	12,379	(1,894)	(15.3)
Total residential real estate construction	24,393	20,657	3,736	18.1

Commercial real estate	566,662	522,779	43,883	8.4
Commercial	235,602	244,543	(8,941)	(3.7)
Total commercial	802,264	767,322	34,942	4.6

Consumer	6,199	6,406	(207)	(3.2)
Total loans	1,051,041	998,812	52,229	5.2
Less: Allowance for loan losses	(14,175)	(15,066)	891	(5.9)
Net loans	$1,036,866	$983,746	$53,120	5.4

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate. Total residential real estate loans increased $13.8 million in 2022 from 2021, primarily in consumer first lien loans. In 2022, the Bank originated $81.7 million in mortgages compared to $127.6 million in 2021, including approximately $51.3 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category represents loans for individuals to construct personal residences totaled $13.9 million, while loans to residential real estate developers and home builders totaled $10.5 million at December 31, 2022. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, and farm loans, where real estate serves as the primary collateral for the loan. This loan category increased by $43.9 million over the prior year. The largest sectors (by collateral) are: hotel & motel ($81.3 million), office buildings ($58.4 million), shopping center ($55.4 million) and development land ($43.8 million). The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 14 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $89.2 million. At December 31, 2022, the Bank had $22.8 million in real estate construction loans funded with an interest reserve and capitalized $776 thousand of interest in 2022 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans decreased $8.9 million over the 2021 ending balance, primarily due to PPP loan forgiveness of $7.6 million. At December 31, 2022, the Bank had approximately $118 million of tax-free loans in its portfolio. The largest sectors (by industry) are: utilities ($43.0 million), public administration ($41.8 million), real estate, rental and leasing ($24.6 million) and manufacturing ($16.6 million). This category also includes $179 thousand of PPP loans that are 100% guaranteed by the SBA, compared to $7.8 million at December 31, 2021.

Participations: At December 31, 2022, the outstanding commercial participations accounted for 10.1% of commercial purpose loans, or $70.6 million, and 6.7% of total gross loans compared to 9.2%, or $77.5 million, and 7.8%, respectively, at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $90.0 million at December 31, 2022 and $95.9 million at December 31, 2021. The commercial loan participations are comprised of $19.9 million of commercial loans and $50.7 million of CRE loans, reported in the respective loan segment.

Consumer loans: This category is comprised of installment loans and personal lines of credit, and decreased $207 thousand in 2022 over 2021 ending balances.

Table 9. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2022.

	Less than			Over
(Dollars in thousands)	1 year	1-5 years	5-15 years	15 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$1,287	$8,756	$48,546	$15,464	$74,053
Variable rate	2,744	12,973	52,743	75,672	144,132
	4,031	21,729	101,289	91,136	218,185
Residential real estate construction
Fixed rate	143	—	—	—	143
Variable rate	8,838	1,406	242	13,764	24,250
	8,981	1,406	242	13,764	24,393
Commercial real estate
Fixed rate	3,384	58,974	78,165	—	140,523
Variable rate	41,510	84,325	258,030	42,274	426,139
	44,894	143,299	336,195	42,274	566,662
Commercial
Fixed rate	3,167	43,735	46,919	8,349	102,170
Variable rate	46,197	7,763	35,003	44,469	133,432
	49,364	51,498	81,922	52,818	235,602
Consumer
Fixed rate	203	2,276	115	1,629	4,223
Variable rate	683	446	847	—	1,976
	886	2,722	962	1,629	6,199

	$108,157	$220,653	$520,610	$201,621	$1,051,041

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $11.6 million at year-end compared to $36.6 million one year earlier. Included in the watch list are $120 thousand of nonaccrual loans at year-end 2022, compared to $7.4 million at year-end 2021. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse and OREO. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses a third-party consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan-to-value limits are all equal to or less than the supervisory loan-to-value limits. However, in certain circumstances, the Bank may make a loan that exceeds the supervisory loan-to-value. At December 31, 2022, the Bank had loans of $12.6 million (1.2% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.8% at the prior year end.

Nonaccrual loans decreased by $7.3 million from year-end 2021, primarily in the commercial real estate category as a result of the sale of one loan and paydowns during the year. The Bank sold a $5.1 million CRE loan that was on nonaccrual status as it did not exhibit long-term performance capacity, resulting in a charge-off of $1.5 million.

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

In accordance with financial accounting standards, TDR loans are always considered impaired until they are paid-off or in certain circumstances refinanced. However, an impaired TDR loan can be a performing loan under its modified terms. Impaired loans totaled $3.0 million at year-end compared to $11.6 million at the prior year end. The decrease was due primarily to the loan sale previously discussed.

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6-OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2022 is adequate.

The analysis for determining the ALL is consistent with guidance set forth in generally accepted accounting principles (GAAP) and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The analysis has three components: specific, general and unallocated. The specific component addresses specific reserves established for impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Collateral values discounted for market conditions and selling costs are used to establish specific allocations for impaired loans. However, it is possible that as a result of the credit analysis, a specific reserve is not required for an impaired loan. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not added back to the general allocation pool. The Bank had no loans with specific reserve at December 31, 2022 compared to one loan for $5.8 million with a specific reserve ($698 thousand) at December 31, 2021. Note 6 of the accompanying financial statements provides additional information about the ALL established for impaired loans.

The general allocation component addresses the reserves established for pools of homogenous loans. The general component includes a quantitative and qualitative analysis. When calculating the general allocation, the Bank segregates its loan portfolio into the following segments based primarily on the type of supporting collateral: residential real estate, commercial, industrial or agricultural real estate; commercial and industrial (commercial non-real estate), and consumer. Each segment may be further segregated by type of collateral, lien position, or owner/nonowner occupied properties. PPP loans, because of the SBA guarantee, were excluded from the quantitative analysis. The quantitative analysis uses the Bank’s twenty quarter rolling historical loan loss experience as determined for each loan segment to determine a loss factor applicable to each loan segment. The allowance established as a result of the quantitative analysis was $3.5 million compared to $2.8 million at year-end 2021.

The qualitative analysis utilizes a risk matrix that incorporates four primary risk factors: economic conditions, delinquency, classified loans, and level of risk, and assigns a risk level (as measured in basis points) to each factor. In determining the risk level for these primary factors, consideration is given to operational factors such as: loan volume, management, loan review process, credit concentrations, competition, and legal and regulatory issues. The level of risk (as measured in basis points) for each primary factor is set for six risk levels ranging from minimal risk to extreme risk and is determined independently for commercial loans, residential mortgage loans and consumer loans. The qualitative component of the ALL decreased from $11.0 million at year-end 2021 to $10.0 million at December 31, 2022.

The unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated allowance was $667 thousand at December 31, 2022 compared to $589 thousand at December 31, 2021.

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios, by class, as of December 31, 2022 and 2021:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2022
Loans at December 31, 2022	$144,497	$73,688	$24,393	$566,662	$235,602	$6,199	$—	$1,051,041
Average Loans for 2022	139,577	73,200	21,737	550,772	241,395	5,938	—	1,032,619
Nonaccrual Loans at December 31, 2022	120	—	—	—	—	—	—	120
Allowance for Loan Losses at December 31, 2022	459	234	343	7,493	4,846	133	667	14,175
Net Recoveries/(Charge-offs) for 2022	28	2	—	(1,450)	(45)	(76)	—	(1,541)

Loans/Total Gross Loans at December 31, 2022	14%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2022	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Loan Loss/Gross Loans at December 31, 2022	0.32%	0.32%	1.41%	1.32%	2.06%	2.15%	—	1.35%
Net Recoveries (Charge-offs)/Average Loans for 2022	0.02%	0.00%	0.00%	-0.26%	-0.02%	-1.28%	—	-0.15%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2022								11,812.50%

2021
Loans at December 31, 2021	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812
Average Loans for 2021	138,249	68,467	19,533	504,441	270,557	6,855	—	1,008,102
Nonaccrual Loans at December 31, 2021	50	38	424	6,812	60	—	—	7,384
Allowance for Loan Losses at December 31, 2021	475	252	325	8,168	5,127	130	589	15,066
Net Recoveries/(Charge-offs) for 2021	—	170	(28)	(56)	455	(164)	—	377

Loans/Total Gross Loans at December 31, 2021	13%	7%	2%	52%	24%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2021	0.04%	0.05%	2.05%	1.30%	0.02%	0.00%	—	0.74%
Allowance for Loan Loss/Gross Loans at December 31, 2021	0.36%	0.35%	1.57%	1.56%	2.10%	2.03%	—	1.51%
Net Recoveries/(Charge-offs)/Average Loans for 2021	0.00%	0.25%	-0.14%	-0.01%	0.17%	-2.39%	—	0.04%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2021								204.04%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2022. The 2022 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was likely not impaired in 2022 and did not make a further assessment.

The 2021 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was likely not impaired in 2021 and did not make a further assessment.

At December 31, 2022, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

Deposits:

The Bank depends on deposits generated in the normal course of business as its primary source of funds. The Bank offers numerous deposit products including demand deposits (noninterest and interest-bearing accounts), savings, money management accounts, and time deposits (certificates of deposits/CDs) to retail, commercial, and municipal customers. Table 11 shows a comparison of the major deposit categories over a two-year period at December 31. Table 3, presented previously, shows the average balance of the major deposit categories and the average cost of these deposits over a two-year period.

Table 11. Deposits

			Change
(Dollars in thousands)	2022	2021	Amount	%
Noninterest-bearing checking	$299,231	$298,403	$828	0.3
Interest-bearing checking	496,533	511,969	(15,436)	(3.0)
Money management	569,585	579,826	(10,241)	(1.8)
Savings	128,709	119,908	8,801	7.3
Time deposits	57,390	74,253	(16,863)	(22.7)
Total	$1,551,448	$1,584,359	$(32,911)	(2.1)

Noninterest-bearing checking: This category was relatively flat year over year, increasing by only $828 thousand, while the average balance increased by $13.1 million for the year. As a noninterest bearing account, these deposits contributed approximately 7 basis points to the net interest margin.

Interest-bearing checking: This category saw a decrease of $15.4 million in the ending balance and an increase of $71.0 million in the average balance for the year compared to prior year-end, while the cost of these accounts increased year over year by 5 basis points. The decrease was primarily in commercial accounts during 2022.

Money management: The year over year balance decreased $10.2 million, in both retail and commercial accounts and the average balance increased $51.7 million compared to the 2021 average balance. The cost of this product increased by 28 basis points during the year as market rates increased.

Savings: Savings accounts increased $8.8 million during the year and represents the fourteenth consecutive year of growth. The cost of this product increased by 2 basis points during the year as market rates increased.

Time deposits: Time deposits decreased in 2022, as customers moved funds to more liquid accounts.

Reciprocal deposits: At year-end 2022, the Bank had $197.4 million placed in the IntraFi Network deposit program ($133.5 million in interest-bearing checking and $63.9 million in money management) and $868 thousand of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At December 31, 2022, the Bank’s reciprocal deposits were 12.7% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks, credit unions and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Uninsured deposits: Estimated uninsured deposits at December 31, 2022 were $132.0 million (8.5% of total deposits) compared to $142.0 million (9.0% of total deposits) at December 31, 2021. The insured deposit data for 2022 and 2021 reflect deposits at an aggregate level, and do not include public funds secured by collateral.

At December 31, 2022, time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured by maturity were as follows:

Table 12. Time Deposits of $250,000 or More

(Dollars in thousands)	Individual Instruments that Meet or Exceed FDIC Insurance Limit	Time Deposits that Meet or Exceed FDIC Insurance Limit
Maturity distribution:
Within three months	$1,020	$2,770
Over three through six months	1,588	3,088
Over six through twelve months	3	753
Over twelve months	1,426	2,176
Total	$4,037	$8,787

Borrowings:

Short-term Borrowings: The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank had no short-term borrowings at December 31, 2022 and 2021. The Bank’s maximum borrowing capacity with the FHLB at December 31, 2022 was $405.2 million with $403.7 million available to borrow.

Long-term Debt: On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to a floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to a floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue is being amortized to the maturity date of each issue on a pro-rata basis. The notes are recorded on the consolidated balance sheet net of unamortized debt issuance costs. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Shareholders’ equity decreased by $42.9 million to $114.2 million at December 31, 2022. Retained earnings increased $9.3 million in 2022 from earnings of $14.9 million but was offset by dividends paid of $5.4 million ($1.28 per share) and a decrease of $50.7 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio declined during the year. The dividend payout ratio was 37.9% in 2022 compared to 28.2% in 2021.

The Board of Directors frequently authorizes the repurchase of the Corporation’s $1.00 par value common stock. Information regarding stock repurchase plans in place during the year are included in Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Additional information on Shareholders’ Equity is reported in Note 20 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.4 million to capital during 2022. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $390 thousand of optional cash purchases.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2022 was 7.88%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2022, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

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

The following table presents capital ratios for the Corporation at December 31:

Table 13. Capital Ratios

	2022		2021
	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	14.22%	14.63%	15.20%	15.28%
Total risk-based capital ratio	17.21%	15.88%	18.41%	16.54%
Tier 1 risk-based capital ratio	14.22%	14.63%	15.20%	15.28%
Tier 1 leverage ratio	8.95%	9.21%	8.52%	8.57%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin County, PA, and Washington County, MD. This area is diverse in demographic and economic composition. County populations range from a low of approximately 15,000 in Fulton County to over 260,000 in Cumberland County. Unemployment in the Bank’s market area decreased during 2022 over 2021 as the local economy recovered from the worst effects of the COVID-19 pandemic shutdowns. The market area has a diverse economic base and local industries include warehousing, truck and rail shipping centers, light and heavy manufacturers, health care, higher education institutions, farming and agriculture, and a varied service sector. The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth. The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2022	2021
Unemployment Rate (seasonally adjusted)
Market area range (1)	2.4% - 4.1%	3.6% - 5.2%
Pennsylvania	4.0%	5.7%
Maryland	4.3%	5.4%
United States	3.7%	4.2%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	14.3%	11.5%
United States	16.6%	16.4%

Building Permits - year over year change -12 months
Harrisburg-Carlisle, PA MSA, Chambersburg-Waynesboro, PA MSA and Hagerstown, MD MSA
Residential, estimated	-3.6%	7.4%
Multifamily, estimated	260.9%	-24.0%

(1) Franklin, Cumberland, Fulton and Huntingdon County, PA and Washington County, MD

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In February 2023, the FOMC release included this: “Recent indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation has eased somewhat but remains elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. The Committee anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time.” In the short-term, any decrease in rates is not expected to have a material effect on the Corporation while any further increase in rates is expected to have a negative impact. Over the long-term, the Corporation benefits from higher interest rates.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered (approximately $307.6 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at December 31, 2022.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$403,692	$—	$403,692
Federal Reserve Bank Discount Window	60,218	—	60,218
Correspondent Banks	56,000	—	56,000
Total	$519,910	$—	$519,910

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. At December 31, 2022, the Bank had a $1.5 million reserve against off balance sheet commitments.

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2022	2021
Commercial commitments to extend credit	$275,867	$288,075
Consumer commitments to extend credit (secured)	93,124	82,095
Consumer commitments to extend credit (unsecured)	5,247	5,389
	$374,238	$375,559
Standby letters of credit	$30,734	$23,284

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

Table 14 presents the results of six different rate change scenarios and measures the change in net interest income against a base (unchanged) scenario over one year. For each scenario, interest rate changes are ramped up or down over a period of 1 year. The Bank believes a ramp scenario is more realistic than an interest rate shock scenario; however, the Bank also runs scenarios using shocks and yield curve twists.

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit repricing that cannot be measured with complete precision. Further, the computations do not contemplate any actions Management could undertake in response to changes in market interest rates.

Table 14. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income
Change in rates (basis points)	Projected	% Change
+400	$47,154	(15.9)%
+300	$49,391	(11.9)%
+200	$51,694	(7.8)%
+100	$54,044	(3.6)%
unchanged	$56,080	—
(100)	$56,822	1.3%
(200)	$56,338	0.5%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Corporation") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Allowance Allocation

As described in Notes 1 and Note 6 to the consolidated financial statements, the Corporation’s allowance for loan losses is a valuation account that reflects the Corporation’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $14,175,000 at December 31, 2022. The allowance for loan losses at the end of 2022 consisted of a general valuation allowance on loans collectively evaluated for impairment determined in accordance with ASC topic 450 consisting primarily of a “portfolio segments allowance,” based on recent historical losses and a qualitative allowance allocation, based on a subjective evaluation of various factors impacting the collectability of loans.

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

The primary procedures we performed to address this critical audit matter included (see below):

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

Cleveland, Ohio

March 10, 2023

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2022	2021
Assets
Cash and due from banks	$17,883	$10,463
Short-term interest-earning deposits in other banks	47,016	164,686
Total cash and cash equivalents	64,899	175,149
Long-term interest-earning deposits in other banks	13,975	10,492
Debt securities available for sale, at fair value	486,836	529,811
Equity securities	411	481
Restricted stock	644	495
Loans held for sale	283	2,827
Loans	1,051,041	998,812
Allowance for loan losses	(14,175)	(15,066)
Net Loans	1,036,866	983,746
Premises and equipment, net	30,026	19,190
Right of use asset	6,010	4,759
Bank owned life insurance	22,311	21,874
Goodwill	9,016	9,016
Deferred tax asset, net	15,630	3,314
Other assets	12,672	12,652
Total assets	$1,699,579	$1,773,806

Liabilities
Deposits
Non-interest bearing checking	$299,231	$298,403
Money management, savings and interest checking	1,194,827	1,211,703
Time	57,390	74,253
Total deposits	1,551,448	1,584,359
Subordinate notes	19,623	19,588
Lease liability	6,144	4,857
Other liabilities	8,167	7,937
Total liabilities	1,585,382	1,616,741

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,390,397 shares outstanding at December 31, 2022 and
4,710,972 shares issued and 4,441,443 shares outstanding at December 31, 2021 and	4,711	4,711
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,535	43,085
Retained earnings	125,892	116,612
Accumulated other comprehensive (loss) income	(51,287)	(547)
Treasury stock, 320,575 shares at December 31, 2022 and 269,529 shares at
December 31, 2021, at cost	(8,654)	(6,796)
Total shareholders' equity	114,197	157,065
Total liabilities and shareholders' equity	$1,699,579	$1,773,806

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2022	2021
Interest income
Loans, including fees	$41,931	$37,993
Interest and dividends on investments:
Taxable interest	9,954	7,198
Tax exempt interest	2,060	2,115
Dividend income	21	18
Deposits and obligations of other banks	2,483	249
Total interest income	56,449	47,573
Interest expense
Deposits	3,816	1,853
Subordinate notes	1,047	1,049
Total interest expense	4,863	2,902
Net interest income	51,586	44,671
Provision for loan losses	650	(2,100)
Net interest income after provision for loan losses	50,936	46,771
Noninterest income
Investment and trust services fees	7,152	7,111
Loan service charges	724	904
Gain on sale of loans	770	2,430
Deposit service charges and fees	2,527	2,258
Other service charges and fees	1,724	1,650
Debit card income	1,868	2,170
Increase in cash surrender value of life insurance	436	446
Bank owned life insurance gain	—	295
Net (losses) gains on sales of debt securities	(91)	127
Change in fair value of equity securities	(69)	90
Gain on sale of bank premises	—	1,776
Other	209	231
Total noninterest income	15,250	19,488
Noninterest Expense
Salaries and employee benefits	28,094	24,780
Net occupancy	4,069	3,580
Marketing and advertising	1,915	1,533
Legal and professional	2,202	2,013
Data processing	4,751	4,026
Pennsylvania bank shares tax	1,148	1,017
FDIC Insurance	736	735
ATM/debit card processing	1,428	1,305
Telecommunications	396	407
Nonservice pension	567	819
Other	3,385	3,030
Total noninterest expense	48,691	43,245
Income before federal income taxes	17,495	23,014
Federal income tax expense	2,557	3,398
Net income	$14,938	$19,616
Per share
Basic earnings per share	$3.38	$4.44
Diluted earnings per share	$3.36	$4.42

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2022	2021
Net Income	$14,938	$19,616

Debt Securities
Unrealized losses arising during the period	(65,682)	(8,350)
Reclassification adjustment for losses (gains) included in net income (1)	91	(127)
Net unrealized losses	(65,591)	(8,477)
Tax effect	13,774	1,780
Net of tax amount	(51,817)	(6,697)

Pension
Unrealized gains arising during the period	474	2,187
Reclassification for net actuarial losses included in net income (2)	889	1,560
Net unrealized gains	1,363	3,747
Tax effect	(286)	(787)
Net of tax amount	1,077	2,960

Total other comprehensive loss	(50,740)	(3,737)

Total Comprehensive (Loss) Income	$(35,802)	$15,879

(1) Reclassified to net (losses) gains on sales of debt securities
(2) Reclassified to other expense

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2022 and 2021:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2021	4,389,355	$4,711	$42,589	$102,520	$3,190	$(7,834)	$145,176

Net income		—	—	19,616	—	—	19,616
Other comprehensive (loss)		—	—	—	(3,737)	—	(3,737)
Cash dividends declared, $1.25 per share		—	—	(5,524)	—	—	(5,524)
Acquisition of treasury stock	(38,453)	—	—	—	—	(1,193)	(1,193)
Treasury shares issued under dividend reinvestment plan	77,851	—	466	—	—	1,922	2,388
Stock Compensation Plans:
Treasury shares issued	12,590	—	(176)	—	—	309	133
Common shares issued	100	—	2	—	—	—	2
Compensation expense		—	204	—	—	—	204
Balance at December 31, 2021	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065

Net income		—	—	14,938	—	—	14,938
Other comprehensive loss		—	—	—	(50,740)	—	(50,740)
Cash dividends declared, $1.28 per share		—	—	(5,658)	—	—	(5,658)
Acquisition of treasury stock	(107,732)	—	—	—	—	(3,334)	(3,334)
Treasury shares issued under dividend reinvestment plan	44,943	—	241	—	—	1,175	1,416
Stock Compensation Plans:
Treasury shares issued	11,743	—	(253)	—	—	301	48
Compensation expense		—	462	—	—	—	462
Balance at December 31, 2022	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$14,938	$19,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,437	1,202
Net amortization of loans and investment securities	4,177	1,137
Amortization of subordinate debt issuance costs	35	33
Provision for loan losses	650	(2,100)
Change in fair value of equity securities	69	(90)
Realized losses (gains) on sales of debt securities	91	(127)
Loans originated for sale	(51,285)	(107,749)
Proceeds from sale of loans	54,599	116,798
Gain on sale of loans held for sale	(770)	(2,430)
Net gain on sale or disposal of premise and equipment	—	(1,726)
Increase in fair value of derivative	(18)	(19)
Increase in cash surrender value of life insurance	(436)	(446)
Gain from surrender of life insurance policy	—	(295)
Stock option compensation	462	204
(Increase) decrease in other assets	(795)	1,646
Increase in other liabilities	918	605
Deferred tax expense	1,172	90
Net cash provided by operating activities	25,244	26,349
Cash flows from investing activities
Net (increase) decrease in long-term interest-earning deposits in other banks	(3,483)	2,249
Proceeds from sales and calls of investment securities available for sale	19,629	36,666
Proceeds from maturities and pay-downs of securities available for sale	40,924	34,587
Purchase of investment securities available for sale	(87,212)	(215,595)
Net increase in restricted stock	(149)	(27)
Net (increase) decrease in loans	(48,866)	12,547
Proceeds from loans held for sale previously classified as portfolio loans	(3,680)	—
Proceeds from surrender of life insurance policy	—	1,142
Proceeds from sale of bank owned assets	—	3,300
Capital expenditures	(12,218)	(8,807)
Net cash used in investing activities	(95,055)	(133,938)
Cash flows from financing activities
Net (decrease) increase in demand deposits, interest-bearing checking, and savings accounts	(16,048)	231,698
Net decrease in time deposits	(16,863)	(1,912)
Dividends paid	(5,658)	(5,524)
Purchase of Treasury shares	(3,334)	(1,193)
Cash received from option exercises	48	135
Treasury shares issued under dividend reinvestment plan	1,416	2,388
Net cash (used in) provided by financing activities	(40,439)	225,592
(Decrease) increase in cash and cash equivalents	(110,250)	118,003
Cash and cash equivalents as of January 1	175,149	57,146
Cash and cash equivalents as of December 31	$64,899	$175,149
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$4,754	$2,999
Income taxes	$88	$3,049
Noncash Activities:
Lease liabilities arising from obtaining right-of-use assets	$1,867	$—
Transfers from portfolio loans to loans held for sale	$5,131	$—

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

Nature of Operations – The Corporation conducts substantially all of its business through its subsidiary bank, Farmers and Merchants Trust Company of Chambersburg, which serves its customer base through twenty-two community-banking offices located in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland. These counties are considered to be the Corporation’s primary market area, but it may do business in the greater South-Central Pennsylvania and Northern Maryland market. The Bank is a community-oriented commercial bank that emphasizes customer service and convenience. As part of its strategy, the Bank has sought to develop a variety of products and services that meet the needs of both its retail and commercial customers. The Corporation and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by these regulatory authorities.

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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2022 and 2021, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Declines in the fair value of held-to-maturity and available-for-sale debt securities to amounts below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) if the Corporation does not intend to sell the security or it if is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost. When a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $644 thousand of restricted stock at the end of 2022. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2022.

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

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2022, there were no derivatives subject to a netting agreement.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2022 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Investment and Trust Services – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of trust assets under management (including assets held at third party brokers) was $1.0 billion at December 31, 2022 and $1.1 billion December 31, 2021.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was not material to the financial position of the Corporation at December 31, 2022 or 2021.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2022	2021
Weighted average shares outstanding (basic)	4,421	4,420
Impact of common stock equivalents	24	20
Weighted average shares outstanding (diluted)	4,445	4,440
Anti-dilutive options excluded from calculation	29	30
Net income	$14,938	$19,616
Basic earnings per share	$3.38	$4.44
Diluted earnings per share	$3.36	$4.42

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

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU as of January 1, 2023 and the effect on the consolidated financial statements was determined to be immaterial.

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

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU on January 1, 2023 and did not elect the fair value option on any financial instruments.

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

Effective Date	March 12, 2020 through December 31, 2022
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU in 2022 and it did not have a material effect on the consolidated financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $141.8 million at December 31, 2022. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2022 was 7.88%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2022, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

At December 31, 2022, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $377 thousand at December 31, 2022, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

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

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2022
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$156,468	14.22%	$49,529	N/A	N/A	N/A
Bank	160,975	14.63%	49,523	4.50%	$71,533	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$156,468	14.22%	$66,039	N/A	N/A	N/A
Bank	160,975	14.63%	66,030	6.00%	$88,041	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$189,370	17.21%	$88,051	N/A	N/A	N/A
Bank	174,754	15.88%	88,041	8.00%	$110,051	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$156,468	8.95%	$69,937	N/A	N/A	N/A
Bank	160,975	9.21%	69,928	4.00%	$87,411	5.00%

	As of December 31, 2021
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$148,365	15.20%	$43,927	N/A	N/A	N/A
Bank	149,087	15.28%	43,901	4.50%	$63,413	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$148,365	15.20%	$58,569	N/A	N/A	N/A
Bank	149,087	15.28%	58,535	6.00%	$78,046	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$179,701	18.41%	$78,092	N/A	N/A	N/A
Bank	161,335	16.54%	78,046	8.00%	$97,558	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$148,365	8.52%	$69,649	N/A	N/A	N/A
Bank	149,087	8.57%	69,608	4.00%	$87,009	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Federal Reserve’s reserve requirement on the Bank’s deposit liabilities is 0%. Therefore, the Bank was not required to hold any reserves at December 31, 2022 and 2021.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2022 and 2021 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2022	cost	gains	losses	value
U.S. Treasury	$101,980	$—	$(11,723)	$90,257
Municipal	186,007	14	(30,566)	155,455
Corporate	26,316	—	(2,077)	24,239
Agency mortgage & asset-backed	163,274	19	(12,358)	150,935
Non-Agency mortgage & asset-backed	70,756	1	(4,807)	65,950
Total	$548,333	$34	$(61,531)	$486,836

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2021	cost	gains	losses	value
U.S. Treasury	$84,896	$88	$(698)	$84,286
Municipal	206,501	7,148	(1,422)	212,227
Corporate	24,794	333	(188)	24,939
Agency mortgage & asset-backed	178,614	1,157	(2,086)	177,685
Non-Agency mortgage & asset-backed	30,912	34	(272)	30,674
Total	$525,717	$8,760	$(4,666)	$529,811

At December 31, 2022 and 2021, the fair value of investment securities pledged to secure public funds and trust deposits totaled $208.9 million and $160.3 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity except U.S. Treasuries.

The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed and asset-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$12,815	$12,782
Due after one year through five years	13,242	12,666
Due after five years through ten years	151,852	131,416
Due after ten years	136,394	113,087
	314,303	269,951
Mortgage-backed and asset-backed securities	234,030	216,885
Total	$548,333	$486,836

The composition of the net realized securities (losses) gains for the years ended December 31 is as follows:

(Dollars in thousands)	2022	2021
Proceeds	$19,629	$36,666

Gross gains realized	61	626
Gross losses realized	(152)	(499)
Net (losses)/gains realized	$(91)	$127

Tax provision on net (losses)/gains realized	$19	$(27)

Impairment:

The following table reflects the temporary impairment in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2022 and 2021. For securities with an unrealized loss, Management applies a systematic methodology in order to perform an assessment of the potential for other-than-temporary impairment. In the case of debt securities, investments considered for other-than-temporary impairment: (1) had a specified maturity or repricing date, (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The impairment identified on debt securities and subject to assessment at December 31, 2022, was deemed to be temporary and required no further adjustments to the financial statements, unless otherwise noted.

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$17,598	$(183)	3	$72,659	$(11,540)	28	$90,257	$(11,723)	31
Municipal	73,644	(9,586)	90	80,503	(20,981)	104	154,147	(30,566)	194
Corporate	12,221	(851)	25	10,368	(1,226)	21	22,589	(2,077)	46
Agency mortgage & asset-backed	55,393	(2,747)	139	88,953	(9,611)	113	144,346	(12,358)	252
Non-Agency mortgage & asset-backed	49,301	(3,092)	52	14,207	(1,715)	16	63,508	(4,807)	68
Total temporarily impaired	$208,157	$(16,459)	309	$266,690	$(45,072)	282	$474,847	$(61,531)	591

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$76,383	$(698)	21	$—	$—	—	$76,383	$(698)	21
Municipal	38,997	(910)	44	15,404	(512)	16	54,401	(1,422)	60
Corporate	8,954	(132)	17	1,694	(56)	3	10,648	(188)	20
Agency mortgage & asset-backed	96,923	(1,669)	94	15,991	(417)	18	112,914	(2,086)	112
Non-Agency mortgage & asset-backed	15,215	(215)	11	1,964	(57)	3	17,179	(272)	14
Total temporarily impaired	$236,472	$(3,624)	187	$35,053	$(1,042)	40	$271,525	$(4,666)	227

The following table represents the cumulative credit losses on debt securities recognized in earnings as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)	Twelve Months Ended
	2022	2021
Balance of cumulative credit-related OTTI at January 1	$257	$257
Decreases for previously recognized credit losses on securities that paid off or sold	(257)	—
Balance of credit-related OTTI at December 31	$—	$257

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2022 and 2021, this investment was reported at a fair value of $411 thousand and $481 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at December 31 is as follows:

(Dollars in thousands)	2022	2021
Residential Real Estate 1-4 Family
Consumer first liens	$82,795	$71,828
Commercial first lien	61,702	60,655
Total first liens	144,497	132,483

Consumer junior liens and lines of credit	69,561	67,103
Commercial junior liens and lines of credit	4,127	4,841
Total junior liens and lines of credit	73,688	71,944
Total residential real estate 1-4 family	218,185	204,427

Residential real estate - construction
Consumer	13,908	8,278
Commercial	10,485	12,379
Total residential real estate construction	24,393	20,657

Commercial real estate	566,662	522,779
Commercial	235,602	244,543
Total commercial	802,264	767,322

Consumer	6,199	6,406
	1,051,041	998,812
Less: Allowance for loan losses	(14,175)	(15,066)
Net Loans	$1,036,866	$983,746

Included in the loan balances are the following:
Net unamortized deferred loan costs	$2,027	$1,289

Loans pledged as collateral for borrowings and commitments from:
FHLB	$585,601	$513,074
Federal Reserve Bank	92,922	45,453
Total	$678,523	$558,527

Paycheck Protection Program loans (included in Commercial loans)	$179	$7,755

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2022	2021
Balance at beginning of year	$10,162	$10,604
New loans made	4,615	3,086
Repayments	(1,494)	(3,528)
Balance at end of year	$13,283	$10,162

Note 6. Loan Quality

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are nonaccrual or 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5-Pass Watch are pass credits but have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-OAEM or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following factors represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Loans not meeting the threshold for annual review are considered to be pass rated. Revolving and renewing debt loans are reviewed annually.

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2022 and 2021:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2022
Residential Real Estate 1-4 Family
First liens	$144,377	$—	$120	$—	$144,497
Junior liens and lines of credit	73,688	—	—	—	73,688
Total	218,065	—	120	—	218,185
Residential real estate - construction	24,393	—	—	—	24,393
Commercial real estate	562,665	1,095	2,902	—	566,662
Commercial	228,085	2,751	4,766	—	235,602
Consumer	6,199	—	—	—	6,199
Total	$1,039,407	$3,846	$7,788	$—	$1,051,041

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,433	$—	$50	$—	$132,483
Junior liens and lines of credit	71,906	—	38	—	71,944
Total	204,339	—	88	—	204,427
Residential real estate - construction	20,233	—	424	—	20,657
Commercial real estate	486,903	19,006	16,870	—	522,779
Commercial	244,315	49	179	—	244,543
Consumer	6,406	—	—	—	6,406
Total	$962,196	$19,055	$17,561	$—	$998,812

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2022 and 2021:

(Dollars in thousands)		Loans Past Due and Still Accruing					Total
	Current	30-59 Days	60-89 Days	90 Days+	Total	Non-Accrual	Loans
December 31, 2022
Residential Real Estate 1-4 Family
First liens	$143,860	$340	$177	$—	$517	$120	$144,497
Junior liens and lines of credit	73,198	490	—	—	490	—	73,688
Total	217,058	830	177	—	1,007	120	218,185
Residential real estate - construction	24,393	—	—	—	—	—	24,393
Commercial real estate	566,013	649	—	—	649	—	566,662
Commercial	234,871	681	50	—	731	—	235,602
Consumer	6,152	29	5	13	47	—	6,199
Total	$1,048,487	$2,189	$232	$13	$2,434	$120	$1,051,041

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$132,224	$96	$113	$—	$209	$50	$132,483
Junior liens and lines of credit	71,788	118	—	—	118	38	71,944
Total	204,012	214	113	—	327	88	204,427
Residential real estate - construction	20,233	—	—	—	—	424	20,657
Commercial real estate	515,487	293	187	—	480	6,812	522,779
Commercial	244,377	106	—	—	106	60	244,543
Consumer	6,368	27	11	—	38	—	6,406
Total	$990,477	$640	$311	$—	$951	$7,384	$998,812

Impaired loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Commercial loans are charged-off immediately upon identification of a loss. If a loan (commercial or mortgage) is collateral dependent (repayment provided solely by the collateral), the value of the collateral is determined and a partial charge-off may be recorded. Consumer loans are charged-off no later than 180 days past due. At December 31, 2022, the Bank had $120 thousand of residential properties in the process of foreclosure compared to $38 thousand at the end of 2021.

Interest not recognized on nonaccrual loans was $6 thousand and $115 thousand for the years ended December 31, 2022 and 2021, respectively. In addition to monitoring nonaccrual loans, the Bank also closely monitors impaired loans and troubled debt restructurings. A loan is considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement. Nonaccrual loans, excluding consumer purpose loans, and troubled-debt restructuring (TDR) loans are considered impaired. Commercial loans with a balance less than $250 thousand, and all consumer purpose loans are not included in the specific reserve analysis as impaired loans but are added to the general allocation pool. Impaired loans totaled $3.0 million at December 31, 2022 compared to $11.6 million at December 31, 2021.

The following tables present information on impaired loans:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2022	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$619	$619	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	619	619	—	—	—
Residential real estate - construction	—	—	—	—	—
Commercial real estate	2,331	2,331	—	—	—
Commercial	—	—	—	—	—
Total	$2,950	$2,950	$—	$—	$—

December 31, 2021
Residential Real Estate 1-4 Family
First liens	$661	$661	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	661	661	—	—	—
Residential real estate - construction	424	729	—	—	—
Commercial real estate	4,942	5,405	5,578	5,764	698
Commercial	—	—	—	—	—
Total	$6,027	$6,795	$5,578	$5,764	$698

	Twelve Months Ended
	December 31, 2022		December 31, 2021
	Average	Interest	Average	Interest
(Dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$641	$33	$657	$32
Junior liens and lines of credit	—	—	—	—
Total	641	33	657	32
Residential real estate - construction	106	105	469	—
Commercial real estate	7,765	369	14,530	341
Commercial	—	—	—	—
Total	$8,512	$507	$15,656	$373

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

The following table presents TDR loans as of December 31, 2022 and 2021:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				on Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2022
Residential real estate - construction	—	$—	$—	$—	—	$—
Residential real estate	5	619	619	—	—	—
Commercial real estate - owner occupied	3	783	783	—	—	—
Commercial real estate - farmland	3	1,466	1,466	—	—	—
Commercial real estate - multi-family residential	—	—	—	—	—	—
Commercial real estate	1	82	82	—	—	—
Total	12	$2,950	$2,950	$—	—	$—

December 31, 2021
Residential real estate - construction	1	$424	$—	$424	—	$—
Residential real estate	5	661	661	—	—	—
Commercial real estate - owner occupied	4	1,161	1,161	—	—	—
Commercial real estate - farmland	4	1,664	1,664	—	—	—
Commercial real estate - construction and land development	1	1,360	1,360	—	—	—
Commercial real estate	2	294	294	—	—	—
Total	17	$5,564	$5,140	$424	—	$—

*The performing status is determined by the loan’s compliance with the modified terms.

There were no new TDR loans made during 2022.

The following table presents new TDR loans made during 2021, concession granted and the recorded investment as of December 31, 2022:

	New During Period
Twelve Months Ended	Number of	Pre-TDR	After-TDR	Recorded
December 31, 2021	Contracts	Modification	Modification	Investment	Concession
Residential real estate	1	$41	$50	$37	multiple

Allowance for Loan Losses:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the allowance for loan losses (ALL). The ALL is determined by segmenting the loan portfolio based on the loan’s collateral. When calculating the ALL, consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, historical charge-offs, the adequacy of the underlying collateral (if collateral dependent) and other relevant factors. The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the allowance for loan losses, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans. Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes that the allowance for loan losses at December 31, 2022 is adequate.

The following table shows the activity in the Allowance for Loan Loss (ALL), for the years ended December 31, 2022 and 2021:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	(1,451)	(71)	(102)	—	(1,644)
Recoveries	48	2	—	1	26	26	—	103
Provision	(44)	(20)	18	775	(236)	79	78	650
ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175

ALL at December 31, 2020	$555	$226	$294	$9,163	$5,679	$97	$775	$16,789
Charge-offs	—	—	(28)	(57)	(50)	(195)	—	(330)
Recoveries	—	170	—	1	505	31	—	707
Provision	(80)	(144)	59	(939)	(1,007)	197	(186)	(2,100)
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

The following table shows the loans that were evaluated for the Allowance for Loan Loss (ALL) under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the allowance established in each category as of December 31, 2022 and 2021:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2022
Loans evaluated for ALL:
Individually	$619	$—	$—	$2,331	$—	$—	$—	$2,950
Collectively	143,878	73,688	24,393	564,331	235,602	6,199	—	1,048,091
Total	$144,497	$73,688	$24,393	$566,662	$235,602	$6,199	$—	$1,051,041

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	459	234	343	7,493	4,846	133	667	14,175
ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175

December 31, 2021
Loans evaluated for ALL:
Individually	$661	$—	$424	$10,520	$—	$—	$—	$11,605
Collectively	131,822	71,944	20,233	512,259	244,543	6,406	—	987,207
Total	$132,483	$71,944	$20,657	$522,779	$244,543	$6,406	$—	$998,812

ALL established for loans evaluated:
Individually	$—	$—	$—	$698	$—	$—	$—	$698
Collectively	475	252	325	7,470	5,127	130	589	14,368
ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066

Note 7. Premises and Equipment

At December 31, premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2022	2021
Land		$3,617	$2,710
Buildings and leasehold improvements	15 - 30 years, or lease term	35,751	26,218
Furniture, fixtures and equipment	3 - 10 years	9,767	8,031
Total cost		49,135	36,959
Less: Accumulated depreciation		(19,109)	(17,769)
Net premises and equipment		$30,026	$19,190

The following table shows the amount of depreciation for the years ended December 31:

	2022	2021
Depreciation expense	$1,382	$1,137

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended
	December 31
(Dollars in thousands)	2022	2021
Operating lease cost	$779	$695
Short-term lease cost	299	218
Variable lease cost	133	98
Total lease cost	$1,211	$1,011

Supplemental Lease Information:

	For the years ended
(Dollars in thousands)	December 31
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$754	657

Weighted-average remaining lease term (years)	12.0	11.0
Weighted-average discount rate	3.36%	3.37%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows:

(Dollars in thousands)

2023	$818
2024	804
2025	752
2026	650
2027	507
2028 and beyond	4,084
Undiscounted cash flows	7,615
Imputed interest	(1,471)
Total lease liability	$6,144

Note 9. Other Real Estate Owned

The Bank had no other real estate owned at December 31, 2022 and 2021.

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, Goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2022. The 2022 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of likely impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not likely impaired in 2022 and did not make a further assessment.

The 2021 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was not likely impaired in 2021 and did not make a further assessment.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2022	2021
Noninterest-bearing checking	$299,231	$298,403

Interest-bearing checking	496,533	511,969
Money management	569,585	579,826
Savings	128,709	119,908
Total interest-bearing checking and savings	1,194,827	1,211,703

Time deposits	57,390	74,253

Total deposits	$1,551,448	$1,584,359

Overdrawn deposit accounts reclassified as loans	$103	$103

Time deposits greater than $250,000 at December 31, 2022 and 2021 were $8.8 million and $15.2 million, respectively.

At December 31, 2022 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2023	$38,986
2024	11,566
2025	3,196
2026	1,239
2027	2,403
Total	$57,390

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $4.3 million and $4.7 million at December 31, 2022 and 2021, respectively.

Note 12. Other Borrowings

The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank had no short-term borrowings at December 31, 2022 and 2021.

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2022 was $405.2 million with $403.7 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio.

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $60 million. The Bank also has $56.0 million in unsecured lines of credit at two correspondent banks.

Note 13. Subordinate Notes

At December 31, 2022 and 2021, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $377 thousand at December 31, 2022 and $412.0 thousand at December 31, 2021, which is being amortized on a pro-rata basis, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2022	2021
Allowance for loan losses	$3,021	$3,197
Deferred compensation	916	908
Purchase accounting	19	18
Other than temporary impairment of investments	—	58
Accumulated other comprehensive loss	13,633	145
Lease liabilities	1,309	1,030
Other	280	354
	19,178	5,710
Valuation allowance	—	(58)
Total gross deferred tax assets	19,178	5,652

Deferred Tax Liabilities
Depreciation	1,079	102
Right-of-use asset	1,281	1,010
Joint ventures and partnerships	45	51
Pension	711	901
Deferred loan fees and costs, net	432	274
Total gross deferred tax liabilities	3,548	2,338
Net deferred tax asset	$15,630	$3,314

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

The components of the provision for Federal income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2022	2021
Current tax expense (benefit)	$1,385	$3,308
Deferred tax (benefit) expense	1,172	90
Income tax provision	$2,557	$3,398

For the years ended December 31, 2022 and 2021, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2022 and 2021. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2022	2021
Tax provision at statutory rate	$3,674	$4,833
Income on tax-exempt loans and securities	(1,113)	(1,190)
Investment in solar tax credit	—	(162)
Nondeductible interest expense relating to carrying tax-exempt obligations	47	26
Income from bank owned life insurance	(86)	(146)
Stock option compensation	5	5
Other, net	30	32
Income tax provision	$2,557	$3,398

Effective income tax rate	14.6%	14.8%

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2022 or 2021. The Corporation had no uncertain tax positions at December 31, 2022. The Corporation is no longer subject to U.S. Federal examinations by tax authorities for the years before 2019.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	For the Years Ended December 31
	2022	2021

Net unrealized gains on debt securities	$(61,497)	$4,094
Tax effect	12,914	(860)
Ending balance	$(48,583)	$3,234

Accumulated pension adjustment	$(3,423)	$(4,786)
Tax effect	719	1,005
Net of tax amount	$(2,704)	$(3,781)

Total accumulated other comprehensive (loss) income	$(51,287)	$(547)

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2022:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2022			As of December 31, 2021
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	6,465	Other Liabilities	$3	6,653	Other Liabilities	$21
Total derivatives not designated as hedging instruments			$3			$21

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2022:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2022	2021
Other Contracts	Other income	$18	$19

As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3 thousand.

Note 17. Benefit Plans

The Bank has a 401(k) plan which includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $1.4 million in 2022 and $1.1 million in 2021. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007 and the plan was closed to new participants on this date. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs are $0. The Bank uses December 31 as the measurement date for its pension plan.

The Bank’s Pension Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the 2022 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2022	2021
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$19,002	$22,511
Service cost	342	419
Interest cost	672	374
Actuarial (gain) loss	(4,201)	(1,784)
Benefits paid	(1,950)	(2,518)
Benefit obligation at end of measurement year	13,865	19,002

Change in plan assets
Fair value of plan assets at beginning of measurement year	18,462	19,462
Actual return on plan assets net of expenses	(2,733)	1,518
Benefits paid	(1,950)	(2,518)
Fair value of plan assets at end of measurement year	13,779	18,462

Funded status of projected benefit obligation	$(86)	$(540)

	For the Years Ended December 31
	2022	2021
Assumptions used to determine benefit obligations:
Discount rate	6.17%	3.71%
Rate of compensation increase	6.00%	5.00%
Expected long-term return on plan assets	6.00%	6.00%

Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2022	2021
Net actuarial loss	$(3,423)	$(4,786)
Tax effect	719	1,005
Net amount recognized in accumulated other comprehensive loss	$(2,704)	$(3,781)

	For the Years Ended December 31
Components of net periodic pension cost	2022	2021
Service cost	$342	$419
Interest cost	672	374
Expected return on plan assets	(994)	(1,115)
Recognized net actuarial loss	598	1,135
Net periodic pension cost	618	813
Settlement expense	290	425
	$908	$1,238

	For the Years Ended December 31
	2022	2021
Assumptions used to determine net periodic benefit cost:
Discount rate	3.71%	2.33%
Rate of compensation increase	5.00%	4.00%
Expected long-term return on plan assets	6.00%	6.25%

Asset allocations:
Cash and cash equivalents	3%	1%
Common stocks	33%	31%
Corporate bonds	14%	13%
Municipal bonds	28%	26%
Investment fund - debt	6%	9%
Investment fund - equity	14%	13%
Deposit in immediate participation guarantee contract	2%	7%
Total	100%	100%

The following methods and assumptions were used to estimate the fair values of the assets held by the plan. See Note 22 for additional information on the fair value hierarchy.

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

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2022 and 2021. For more information on the levels within the fair value hierarchy, please refer to Note 22.

(Dollars in Thousands)	December 31, 2022
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$464	$464	$—	$—
Equity securities	4,502	4,502	—	—
Corporate bonds	1,915	—	1,915	—
Municipal bonds	3,794	—	3,794	—
Investment fund - debt	766	766	—	—
Investment fund - equity	1,935	1,935	—	—
Deposit in immediate participation guarantee contract	375	375	—	—
Cash surrender value of life insurance	28	—	—	28
Total assets	$13,779	$8,042	$5,709	$28

(Dollars in Thousands)	December 31, 2021
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$189	$189	$—	$—
Equity securities	5,671	5,671	—	—
Corporate bonds	2,451	—	2,451	—
Municipal bonds	4,722	—	4,722	—
Investment fund - debt	1,690	1,690	—	—
Investment fund - equity	2,381	2,381	—	—
Deposit in immediate participation guarantee contract	1,280	1,280	—	—
Cash surrender value of life insurance	28	—	—	28
Certificates of deposit	50	—	50	—
Total assets	$18,462	$11,211	$7,223	$28

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2022 and 2021:

	Cash Value of Life Insurance
	December 31
	2022	2021
Balance at the beginning of the period	$28	$28
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$28	$28

Contributions

The Bank does not expect to make any contributions in 2023.

Estimated future benefit payments at December 31, 2022 (Dollars in Thousands)

2023	$1,031
2024	954
2025	1,246
2026	1,642
2027	1,650
2028-2032	5,557

Note 18. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. The Board of Directors may amend, suspend or terminate the ESPP at any time. The exercise price of the 2022 ESPP options was set at 95% of the stock’s fair value at the time of the award.

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

The ESPP and the incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2022 are all exercisable. The ESPP options expire on June 30, 2023 and the ISO options expire 10 years from the grant date. The following table summarizes the activity in the ESPP:

Employee Stock Purchase Plan
	ESPP	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2020	29,685	$24.19	$-
Granted	26,734	30.24
Exercised	(4,629)	25.80
Expired	(27,541)	24.46
Balance Outstanding at December 31, 2021	24,249	$30.24	$69
Granted	28,083	28.73
Exercised	(1,458)	29.44
Expired	(24,931)	30.16
Balance Outstanding at December 31, 2022	25,943	$28.73	$191

Shares available for future grants under the ESPP at December 31, 2022	179,609

The following tables summarize the activity in the Stock Plan:

Incentive Stock Options
		Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	ISO	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2020	92,354	$28.55	$-
Granted	—	—
Exercised	(100)	22.05
Forfeited	(2,000)	33.08
Balance Outstanding at December 31, 2021	90,254	$28.46	$419
Granted	—	—
Exercised	(300)	21.27
Forfeited	(19,500)	27.22
Balance Outstanding at December 31, 2022	70,454	$28.84	$511

Restricted Shares
		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2020	13,533	$31.02
Granted	6,095	27.54
Vested	(7,418)	30.98
Forfeited	(255)	29.50
Nonvested as of December 31, 2021	11,955	$29.30
Granted	18,814	33.30
Vested	(9,974)	32.07
Forfeited	(291)	30.40
Nonvested as of December 31, 2022	20,504	$32.40

Shares available for future grants under the Stock Plan at December 31, 2022	268,727

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $462 thousand in 2022 and $204 in 2021. The amount of unrecognized compensation expense for restricted shares was $339 thousand at December 31, 2022.

The following table provides information about the options outstanding at December 31, 2022:

	Options		Weighted
	Outstanding		Average Remaining
Stock Option Plan	and Exercisable	Exercise Price	Life (years)
Employee Stock Purchase Plan	25,943	$28.73	0.5

Incentive Stock Options	7,000	22.05	1.2
Incentive Stock Options	14,650	21.27	2.2
Incentive Stock Options	24,050	30.00	4.2
Incentive Stock Options	24,754	34.10	5.2
ISO Total/Average	70,454		3.2

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

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 320,575 and 269,529 treasury shares at cost at December 31, 2022 and 2021, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2022	2021
12/20/2021	150,000 shares	12/21/2022	102,941	659
12/22/2022	150,000 shares	12/21/2023	2,848	N/A

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized but not outstanding common stock to be issued under the plan or it may issue from Treasury shares. The DRIP added $1.4 million to capital during 2022. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $390 thousand of optional cash purchases. During 2022, 44,943 shares of common stock were purchased through the DRIP and 266,910 shares remain to be issued.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2022	2021
Commercial commitments to extend credit	$275,867	$288,075
Consumer commitments to extend credit (secured)	93,124	82,095
Consumer commitments to extend credit (unsecured)	5,247	5,389
	$374,238	$375,559
Standby letters of credit	$30,734	$23,284

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

Standby letters of credit are instruments issued by the Bank, which guarantee the beneficiary payment by the Bank in the event of default by the Bank’s customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting the majority of those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. At December 31, 2022, the Bank had a $1.5 million reserve against off balance sheet commitments.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2022, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2022 and 2021.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. Partial charge-offs on impaired loans were $0 in 2022 and $35 thousand in 2021. Impaired loans are measured at fair value on a nonrecurring basis.

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

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$411	$—	$—	$411

Available for sale:
U.S. Treasury	90,257	—	—	90,257
Municipal	—	155,455	—	155,455
Corporate	—	24,239	—	24,239
Agency mortgage & asset-backed	—	150,935	—	150,935
Non-Agency mortgage & asset-backed	—	65,950	—	65,950
Total assets	$90,668	$396,579	$—	$487,247

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$481	$—	$—	$481

Available for sale:
U.S. Treasury	84,286	—	—	84,286
Municipal	—	212,227	—	212,227
Corporate	—	24,939	—	24,939
Agency mortgage & asset-backed	—	177,685	—	177,685
Non-Agency mortgage & asset-backed	—	30,674	—	30,674
Total assets	$84,767	$445,525	$—	$530,292

The fair value of derivative liabilities measured at fair value at December 31, 2022 and 2021 was $3 thousand and $21 thousand, respectively and was considered immaterial.

Nonrecurring Fair Value Measurements

There were no financial assets measured at fair value on a nonrecurring basis at December 31, 2022. Financial assets measured at fair value on a nonrecurring basis at December 31, 2021 were as follows:

(Dollars in Thousands)	Fair Value at December 31, 2021
Asset Description	Level 1	Level 2	Level 3	Total
Impaired Loans (1)	$—	$—	$4,880	$4,880
Total assets	—	$—	$4,880	$4,880

(1) Includes assets directly charged down to fair value during the year-to-date period or those for which a specific reserve has been established.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2022. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2022.

There were

no assets measured at fair value on a nonrecurring basis as of December 31, 2022. The following table presents additional quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2021:

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements

				Range
December 31, 2021	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Impaired Loans	$4,880	Appraisal	Appraisal Adjustment on
			Real estate assets	20% (20%)
			Non-real estate assets	50% - 100% (83%)
			Cost to sell	8%

The fair value of the Corporation's financial instruments measured at amortized cost are as follows:

	December 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,899	$64,899	$64,899	$—	$—
Long-term interest-bearing deposits in other banks	13,975	13,975	13,975
Loans held for sale	283	287	—	287	—
Net loans	1,036,866	986,141	—	—	986,141
Accrued interest receivable	6,354	6,354	—	—	6,354

Financial liabilities:
Deposits	$1,551,448	$1,550,030	$—	$1,550,030	$—
Subordinate notes	19,623	17,876	—	17,876	—
Accrued interest payable	192	192	—	192	—

	December 31, 2021
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$175,149	$175,149	$175,149	$—	$—
Long-term interest-bearing deposits in other banks	10,492	10,492	10,492
Loans held for sale	2,827	2,940	—	2,940	—
Net loans	983,746	1,003,580	—	—	1,003,580
Accrued interest receivable	5,217	5,217	—	—	5,217

Financial liabilities:
Deposits	$1,584,359	$1,616,128	$—	$1,616,128	$—
Subordinate notes	19,588	19,909	—	19,909	—
Accrued interest payable	83	83	—	83	—

Note 23. Parent Company (Franklin Financial Services Corporation) Condensed Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2022	2021
Assets:
Cash and cash equivalents	$13,500	$17,637
Investment securities	411	481
Equity investment in subsidiaries	118,768	157,620
Other assets	1,153	918
Total assets	$133,832	176,656

Liabilities:
Subordinate notes	$19,623	$19,588
Other liabilities	12	3
Total liabilities	19,635	19,591
Shareholders' equity	114,197	157,065
Total liabilities and shareholders' equity	$133,832	$176,656

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2022	2021
Income:
Dividends from Bank subsidiary	$5,670	$4,050
Change in fair value of equity securities	(69)	90
Dividends	5	9
	5,606	4,149
Expenses:
Interest expense	1,047	1,048
Operating expenses	1,771	1,536
Income before income taxes and equity in undistributed income of subsidiaries	2,788	1,565
Income tax benefit	600	517
Equity in undistributed income of subsidiaries	11,550	17,534
Net income	14,938	19,616
Other comprehensive (loss)/income of subsidiary	(50,740)	(3,737)
Comprehensive (loss) income	$(35,802)	$15,879

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2022	2021
Cash flows from operating activities
Net income	$14,938	$19,616
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(11,550)	(17,534)
Stock option compensation	462	204
Change in fair value of equity security	69	(90)
Increase in other assets/liabilities	(528)	(474)
Net cash provided by operating activities	3,391	1,722

Cash flows from financing activities
Dividends paid	(5,658)	(5,524)
Cash received from option exercises	48	135
Common stock issued under dividend reinvestment plan	1,416	2,388
Treasury stock purchase	(3,334)	(1,193)
Net cash (used in) provided by financing activities	(7,528)	(4,194)
(Decrease) increase in cash and cash equivalents	(4,137)	(2,472)
Cash and cash equivalents as of January 1	17,637	20,109
Cash and cash equivalents as of December 31	$13,500	$17,637

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $6.5 million for 2022 and 2021.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $498 thousand for 2022 and $454 thousand for 2021.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Fees recognized were $169 thousand for 2022 and $164 thousand for 2021.

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

Contract Balances – A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into longer-term revenue contracts with customers, and therefore, does not experience significant contract balances.

Contract Acquisition Costs – The Corporation expenses all contract acquisition costs as costs are incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive

Officer and Chief Financial Officer concluded that as of December 31, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2022 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees and Continuing Directors” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2023 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Delinquent Section 16(a) Filings” appearing in the Corporation's 2023 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2023 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

The information required by this Item relating to the Audit Committee and Audit Committee Financial Expert of the Corporation is incorporated herein by reference to the information set forth under the heading “BOARD STRUCTURE AND COMMITTEES – Audit Committee.”

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2023 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2023 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2023 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS – Common Stock Ownership of Directors, Nominees and Executive Officers” appearing in the Corporation's 2023 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2023 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2023 proxy statement.

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

(3) The following exhibits are part of this report:

Item	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Exhibit 99.1 of Current Report on Form 8-K as filed with the Commission on September 2, 2022 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan* (Filed as Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.4	Senior Management and Directors Incentive Stock Plan* (Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.)
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
10.7

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Timothy G. Henry, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed March 4, 2021*

10.9

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Mark R. Hollar, incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed March 4, 2021*

10.10

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”) and Steven D. Butz, incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K filed March 4, 2021*

10.11

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”) and Charles (Chad) B. Carroll, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed January 5, 2023*

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

Dated: March 10, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 10, 2023
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 10, 2023
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 10, 2023
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 10, 2023
Martin R. Brown

/s/ Kevin W. Craig	Director	March 10, 2023
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 10, 2023
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 10, 2023
Daniel J. Fisher

/s/ Allan E. Jennings, Jr.	Director	March 10, 2023
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 10, 2023
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 10, 2023
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 10, 2023
Kimberly M. Rzomp

/s/ Gregory I. Snook	Director	March 10, 2023
Gregory I. Snook