Form 10-Q
period 2023-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2023-05-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

There were 4,381,611 outstanding shares of the Registrant’s common stock as of April 30, 2023.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$17,954	$17,883
Short-term interest-earning deposits in other banks	68,609	47,016
Total cash and cash equivalents	86,563	64,899
Long-term interest-earning deposits in other banks	9,477	13,975
Debt securities available for sale, at fair value	457,767	486,836
Equity securities	387	411
Restricted stock	644	644
Loans held for sale	—	283
Loans	1,077,446	1,051,041
Allowance for credit losses	(14,109)	(14,175)
Net Loans	1,063,337	1,036,866
Premises and equipment, net	29,654	30,026
Right of use asset	5,855	6,010
Bank owned life insurance	22,419	22,311
Goodwill	9,016	9,016
Deferred tax asset, net	13,676	15,630
Other assets	12,490	12,672
Total assets	$1,711,285	$1,699,579

Liabilities
Deposits
Noninterest-bearing checking	$298,008	$299,231
Money management, savings, and interest checking	1,130,527	1,194,827
Time	73,575	57,390
Total deposits	1,502,110	1,551,448
Short-term borrowings	50,000	—
Subordinate notes	19,635	19,623
Lease liability	5,999	6,144
Other liabilities	9,958	8,167
Total liabilities	1,587,702	1,585,382

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,402,675 shares outstanding at March 31, 2023 and
4,710,972 shares issued and 4,390,397 shares outstanding at December 31, 2022	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,356	43,535
Retained earnings	127,877	125,892
Accumulated other comprehensive loss	(43,996)	(51,287)
Treasury stock, 308,297 shares at March 31, 2023 and 320,575 shares at
December 31, 2022, at cost	(8,365)	(8,654)
Total shareholders' equity	123,583	114,197
Total liabilities and shareholders' equity	$1,711,285	$1,699,579

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2023	2022
Interest income
Loans, including fees	$12,336	$9,067
Interest and dividends on investments:
Taxable interest	3,451	1,843
Tax exempt interest	365	525
Dividend income	8	1
Interesting-earnings deposits in other banks	423	98
Total interest income	16,583	11,534
Interest expense
Deposits	3,429	463
Short-term borrowings	51	—
Subordinate notes	266	263
Total interest expense	3,746	726
Net interest income	12,837	10,808
Provision for credit losses - loans	467	—
Provision for credit losses - unfunded commitments	62	—
Net interest income after credit loss expense	12,308	10,808
Noninterest income
Investment and trust services fees	1,834	1,828
Loan service charges	302	116
Gain on sale of loans	73	254
Deposit service charges and fees	583	623
Other service charges and fees	432	412
Debit card income	502	458
Increase in cash surrender value of Bank owned life insurance	108	108
Net (losses) gains on sales of debt securities	(602)	—
Change in fair value of equity securities	(24)	11
Other	17	74
Total noninterest income	3,225	3,884
Noninterest Expense
Salaries and employee benefits	6,936	6,347
Net occupancy	1,110	974
Marketing and advertising	519	497
Legal and professional	552	515
Data processing	1,060	1,137
Pennsylvania bank shares tax	223	143
FDIC Insurance	182	183
ATM/debit card processing	294	346
Telecommunications	100	92
Nonservice pension	(29)	69
Other	1,072	963
Total noninterest expense	12,019	11,266
Income before federal income taxes	3,514	3,426
Federal income tax expense	222	414
Net income	$3,292	$3,012
Per share
Basic earnings per share	$0.75	$0.68
Diluted earnings per share	$0.75	$0.67

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2023	2022
Net Income	$3,292	$3,012

Debt Securities:
Unrealized gain (losses) arising during the period	8,626	(27,718)
Reclassification adjustment for losses included in net income (1)	602	—
Net unrealized gain/(losses)	9,228	(27,718)
Tax effect	(1,937)	5,821
Net of tax amount	7,291	(21,897)

Total other comprehensive income (loss)	7,291	(21,897)

Total Comprehensive Income (Loss)	$10,583	$(18,885)

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2023 and 2022

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	3,292	—	—	3,292
Other comprehensive income		—	—	—	7,291	—	7,291
Cash dividends declared, $0.32 per share		—	—	(1,405)	—	—	(1,405)
Acquisition of treasury stock	(10,108)	—	—	—	—	(316)	(316)
Treasury shares issued under dividend reinvestment plan	8,484	—	48	—	—	229	277
Stock Compensation Plans:
Treasury shares issued	13,902	—	(362)	—	—	376	14
Compensation expense		—	135	—	—	—	135
Balance at March 31, 2023	4,402,675	$4,711	$43,356	$127,877	$(43,996)	$(8,365)	$123,583

Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	3,012	—	—	3,012
Other comprehensive income		—	—	—	(21,897)	—	(21,897)
Cash dividends declared, $0.32 per share		—	—	(1,421)	—	—	(1,421)
Acquisition of treasury stock	(609)	—	—	—	—	(20)	(20)
Treasury shares issued under dividend reinvestment plan	9,379	—	78	—	—	236	314
Stock Compensation Plans:
Treasury shares issued	6,705	—	(156)	—	—	169	13
Compensation expense		—	70	—	—	—	70
Balance at March 31, 2022	4,456,918	$4,711	$43,077	$118,203	$(22,444)	$(6,411)	$137,136

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,292	$3,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479	267
Net amortization of loans and investment securities	842	711
Amortization of subordinate debt issuance costs	12	10
Provision for credit losses	529	—
Change in fair value of equity securities	24	(11)
Realized losses on sales of debt securities	602	—
Loans originated for sale	(5,007)	(14,086)
Proceeds from sale of loans	5,363	14,025
Gain on sale of loans held for sale	(73)	(254)
Increase in cash surrender value of life insurance	(108)	(108)
Decrease in fair value of derivative	1	(8)
Stock based compensation	135	70
Decrease in other assets	(168)	(581)
Increase in other liabilities	1,794	1,399
Net cash provided by operating activities	7,717	4,446
Cash flows from investing activities
Net decrease (increase) in long-term interest-earning deposits in other banks	4,498	(250)
Proceeds from sales and calls of investment securities available for sale	32,855	—
Proceeds from maturities and pay-downs of securities available for sale	8,452	1,227
Purchase of investment securities available for sale	(4,325)	(11,525)
Net increase in restricted stock	—	(12)
Net increase in loans	(26,654)	(1,978)
Capital expenditures	(111)	(4,261)
Net cash provided by (used in) investing activities	14,715	(16,799)
Cash flows from financing activities
Net (decrease) increase in demand deposits, interest-bearing checking, and savings accounts	(65,523)	17,029
Net increase (decrease) in time deposits	16,185	(5,002)
Net increase in short-term borrowings	50,000	—
Dividends paid	(1,405)	(1,421)
Purchase of Treasury shares	(316)	(20)
Cash received from option exercises	14	13
Treasury shares issued under dividend reinvestment plan	277	314
Net cash (used in) provided by financing activities	(768)	10,913
Increase (decrease) in cash and cash equivalents	21,664	(1,440)
Cash and cash equivalents at the beginning of the period	64,899	175,149
Cash and cash equivalents at the end of the period	$86,563	$173,709
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$3,268	$475
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$30

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2023, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2023	2022
Weighted average shares outstanding (basic)	4,395	4,446
Impact of common stock equivalents	22	24
Weighted average shares outstanding (diluted)	4,417	4,470
Anti-dilutive options excluded from calculation	25	30
Net income	$3,292	$3,012
Basic earnings per share	$0.75	$0.68
Diluted earnings per share	$0.75	$0.67

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Description

This standard requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of that instrument. The ASU replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Corporation adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements

The Corporation adopted the ASU as of January 1, 2023 and recorded a decrease to the allowance for credit loss (ACL) for loans of $536 thousand, an increase of $412 thousand to the ACL for unfunded commitments, an increase of $98 thousand to retained earnings, and a deferred tax liability of $26 thousand.

	The following table illustrates the impact of ASC 326:
			As Reported	Pre-ASC	Impact of
			Under	326	ASC 326
			ASC 326	Adoption	Adoption
	(Dollars in thousands)
	Assets:
		Loans
		First liens	$1,555	$459	$1,096
		Junior liens & lines of credit	727	234	493
		Construction	248	343	(95)
		Commercial real estate	8,077	7,493	584
		Commercial	2,939	4,846	(1,907)
		Consumer	93	133	(40)
		Unallocated	—	667	(667)
		Allowance for credit losses on loans	$13,639	$14,175	$(536)

	Liabilities:
		Allowance for credit losses on OBS credit exposures	$1,887	$1,475	$412

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures
Description

ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification ("ASC") 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, "Financial Instrucments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2022-02 also required that public business entities disclosure current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost."

Effective Date	January 1, 2023
Effect on the Consolidated Financial Statements

The Corporation adopted the standard on January 1, 2023 and it decreased the balance of loans individually evaluated by $3.0 million, and decreased the balance of performing TDR loans by the same amount.

Recently issued but not yet effective accounting standards

ASU 2023-01, Leases (Topic 842): Common Control Arrangements
Description

This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions).

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proporational Amortization Method
Description

This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022

Net unrealized losses on debt securities	$(52,269)	$(61,497)
Tax effect	10,977	12,914
Net of tax amount	$(41,292)	$(48,583)

Accumulated pension adjustment	$(3,423)	$(3,423)
Tax effect	719	719
Net of tax amount	$(2,704)	$(2,704)

Total accumulated other comprehensive (loss)	$(43,996)	$(51,287)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2023	cost	gains	losses	Value
U.S. Treasury	$84,025	$—	$(9,762)	$74,263
Municipal	170,095	—	(24,590)	145,505
Corporate	26,381	—	(2,382)	23,999
Agency mortgage & asset-backed	156,934	68	(10,910)	146,092
Non-Agency mortgage & asset-backed	72,601	28	(4,721)	67,908
Total	$510,036	$96	$(52,365)	$457,767

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2022	cost	gains	losses	value
U.S. Treasury	$101,980	$—	$(11,723)	$90,257
Municipal	186,007	14	(30,566)	155,455
Corporate	26,316	—	(2,077)	24,239
Agency mortgage & asset-backed	163,274	19	(12,358)	150,935
Non-Agency mortgage & asset-backed	70,756	1	(4,807)	65,950
Total	$548,333	$34	$(61,531)	$486,836

At March 31, 2023 and December 31, 2022, the fair value of debt securities pledged to secure public funds and trust deposits totaled $147.1 million and $208.9 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at March 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	10,911	9,946
Due after five years through ten years	144,217	127,268
Due after ten years	125,373	106,553
	280,501	243,767
Mortgage & asset-backed	229,535	214,000
	$510,036	$457,767

The composition of the net realized gains (losses) on debt securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Proceeds	$32,855	$—
Gross gains realized	12	—
Gross losses realized	(614)	—
Net (losses) gains realized	$(602)	$—

Tax benefit (provision) on net (losses) gains realized	$126	$—

Impairment:

The debt securities portfolio contained 571 securities with $448.6 million of temporarily impaired fair value and $52.4 million in unrealized losses at March 31, 2023. The total unrealized loss position has decreased $9.2 million since year-end 2022 due primarily to a decrease in long-term market interest rates.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The impairment identified on debt securities and subject to evaluation at March 31, 2023, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments. During the first quarter of 2023, approximately $33 million of securities was sold as part of a portfolio restructuring to take advantage of higher market interest rates. The loss on these sales was $602 thousand.

The following table reflects impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,263	$(9,762)	28	$74,263	$(9,762)	28
Municipal	1,332	(171)	3	144,173	(24,419)	173	145,505	(24,590)	176
Corporate	7,462	(576)	17	16,537	(1,806)	34	23,999	(2,382)	51
Agency mortgage & asset-backed	17,046	(479)	58	124,043	(10,431)	192	141,089	(10,910)	250
Non-Agency mortgage & asset-backed	27,105	(1,416)	29	36,632	(3,305)	37	63,737	(4,721)	66
Total temporarily impaired	$52,945	$(2,642)	107	$395,648	$(49,723)	464	$448,593	$(52,365)	571

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$17,598	$(183)	3	$72,659	$(11,540)	28	$90,257	$(11,723)	31
Municipal	73,644	(9,586)	90	80,503	(20,981)	104	154,147	(30,566)	194
Corporate	12,221	(851)	25	10,368	(1,226)	21	22,589	(2,077)	46
Agency mortgage & asset-backed	55,393	(2,747)	139	88,953	(9,611)	113	144,346	(12,358)	252
Non-Agency mortgage & asset-backed	49,301	(3,092)	52	14,207	(1,715)	16	63,508	(4,807)	68
Total temporarily impaired	$208,157	$(16,459)	309	$266,690	$(45,072)	282	$474,847	$(61,531)	591

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At March 31, 2023 and December 31, 2022, this investment was reported at fair value of $387 thousand and $411 thousand, respectively, with changes in value reported through income.

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

Loans to contractors and developers are primarily dependent on the sale of improved lots or finished homes for repayment. Risks associated with these loans include the borrower’s character and capacity to complete a development, the effect of economic conditions on the valuation of lots or homes, cost overruns, delays in construction or contractor problems. In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the developer. Real estate construction loans are monitored on a regular basis by either an independent third party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motel, manufacturing facilities and, agricultural land.

Commercial real estate loans present a higher level of risk than residential real estate loans. Repayment of these loans is normally dependent on cash flow generated by the operation of a business that utilizes the real estate. The successful operation of the business, and therefore repayment ability, may be affected by general economic conditions outside of the control of the operator. On most commercial real estate loans ongoing monitoring of cash flow and other financial performance indictors is completed annually through financial statement analysis. In addition, the value of the collateral may be negatively affected by economic conditions and may be insufficient to repay the loan in the event of default. In the event of foreclosure, commercial real estate may be more difficult to liquidate than residential real estate.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Residential Real Estate 1-4 Family
Consumer first liens	$93,540	$82,795
Commercial first lien	62,569	61,702
Total first liens	156,109	144,497

Consumer junior liens and lines of credit	68,765	69,561
Commercial junior liens and lines of credit	4,358	4,127
Total junior liens and lines of credit	73,123	73,688
Total residential real estate 1-4 family	229,232	218,185

Residential real estate - construction
Consumer	9,559	13,908
Commercial	9,892	10,485
Total residential real estate construction	19,451	24,393

Commercial real estate	575,516	566,662
Commercial	247,042	235,602
Total commercial	822,558	802,264

Consumer	6,205	6,199
	1,077,446	1,051,041
Less: Allowance for credit losses	(14,109)	(14,175)
Net Loans	$1,063,337	$1,036,866

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,887	$2,027

Loans pledged as collateral for borrowings and commitments from:
FHLB	$585,601	$585,601
Federal Reserve Bank	91,305	92,922
	$676,906	$678,523

Paycheck Protection Program (included in commercial loans)	$88	$179

Note 6. Loan Quality and Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the collectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience, derived from peer group data, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank measures the ALC using the following inputs to calculate the quantitative component for the pool:

•Segregating loans into homogeneous pools by the FRB Call Code which is primarily a collateral-based and secondarily a purpose-based segmentation.

•The average remaining life of each pool is calculated using the weighted average remaining maturity method (WARM). The WARM method produces an estimated remaining balance by pool, by year, until maturity.

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next 4 quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next 4 quarters.

•The historical peer credit loss rate is applied to each WARM bucket though the initial 4 quarter forecast period.

•At the end of the forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

This risk factor for each portfolio segment are presented in Note 6 of the accompanying financial statements.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pool evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the sale of the collateral, the expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for any discounts and selling costs as appropriate.

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2023 is adequate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included int eh original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either performing or nonperforming based on the payment status of the loans. Nonperforming consumer loans are loans that are nonaccrual or 90 days or more past due and still accruing. The Bank uses the following definitions for risk ratings:

Pass (1-5): are considered pass credits with lower or average risk and are not otherwise classified.

OAEM (6): Loans classified as OAEM have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard (7): Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (8): Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands, except per share)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$2,581	$9,807	$12,658	$10,043	$3,045	$25,496	$2,202	$975	$66,807
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	120	—	120
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,581	9,807	12,658	10,043	3,045	25,496	2,322	975	66,927
Consumer:
Performing	8,073	23,784	16,757	12,274	6,032	31,690	47,025	16,566	162,201
Nonperforming	—	—	—	—	—	104	—	—	104
Total Consumer	8,073	23,784	16,757	12,274	6,032	31,794	47,025	16,566	162,305
Total	$10,654	$33,591	$29,415	$22,317	$9,077	$57,290	$49,347	$17,541	$229,232

Residential real estate 1-4 family:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$594	$2,869	$2,316	$238	$731	$3,144	$—	$—	$9,892
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	594	2,869	2,316	238	731	3,144	—	—	9,892
Consumer:
Performing	82	9,477	—	—	—	—	—	—	9,559
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	82	9,477	—	—	—	—	—	—	9,559
Total	$676	$12,346	$2,316	$238	$731	$3,144	$—	$—	$19,451

Residential real estate construction:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$23,385	$113,854	$98,742	$329,898	$—	$—	$5,686	$—	$571,565
OAEM (6)	—	—	—	1,089	—	—	—	—	1,089
Substandard (7)	—	—	—	2,812	—	—	50	—	2,862
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$23,385	$113,854	$98,742	$333,799	$—	$—	$5,736	$—	$575,516

Commercial real estate:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$15,512	$37,608	$46,469	$102,789	$—	$—	$39,646	$—	$242,024
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	276	—	3,773	—	—	969	—	5,018
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$15,512	$37,884	$46,469	$106,562	$—	$—	$40,615	$—	$247,042

Commercial:
Current period gross charge-offs	$(5)	$—	$(81)	$—	$—	$—	$—	$—	$(86)

Consumer:
Performing	2,324	952	534	502	—	—	1,893	—	6,205
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,324	$952	$534	$502	$—	$—	$1,893	$—	$6,205

Consumer:
Current period gross charge-offs	$(13)	$—	$(6)	$—	$—	$—	$(15)	$—	$(34)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2023:

(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing
March 31, 2023
Residential Real Estate 1-4 Family
First liens	$120	$—	$104
Junior liens and lines of credit	—	—	2
Total	120	—	106
Residential real estate - construction	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$120	$—	$106

The following table reports the risk rating for those loans in the portfolio that were assigned an individual risk rating at December 31, 2022:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

December 31, 2022
Residential Real Estate 1-4 Family
First liens	$144,377	$—	$120	$—	$144,497
Junior liens and lines of credit	73,688	—	—	—	73,688
Total	218,065	—	120	—	218,185
Residential real estate - construction	24,393	—	—	—	24,393
Commercial real estate	562,665	1,095	2,902	—	566,662
Commercial	228,085	2,751	4,766	—	235,602
Consumer	6,199	—	—	—	6,199
Total	$1,039,407	$3,846	$7,788	$—	$1,051,041

At March 31, 2023 and December 31, 2022, the Bank had $120 thousand of residential properties in the process of foreclosure. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due
				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
March 31, 2023
Residential Real Estate 1-4 Family
First liens	$70	$—	$224	$294	$155,815	$156,109
Junior liens and lines of credit	184	30	2	216	72,907	73,123
Total	254	30	226	510	228,722	229,232
Residential real estate - construction	—	—	—	—	19,451	19,451
Commercial real estate	195	—	—	195	575,321	575,516
Commercial	335	10	—	345	246,697	247,042
Consumer	22	31	—	53	6,152	6,205
Total	$806	$71	$226	$1,103	$1,076,343	$1,077,446

					Total
					Past Due &		Total
December 31, 2022	30-59 Days	60-89 Days	90 Days+	Nonaccrual	Nonaccrual	Current	Loans
Residential Real Estate 1-4 Family
First liens	$340	$177	$—	$120	$637	$143,860	$144,497
Junior liens and lines of credit	490	—	—	—	490	73,198	73,688
Total	830	177	—	120	1,127	217,058	218,185
Residential real estate - construction	—	—	—	—	—	24,393	24,393
Commercial real estate	649	—	—	—	649	566,013	566,662
Commercial	681	50	—	—	731	234,871	235,602
Consumer	29	5	13	—	47	6,152	6,199
Total	$2,189	$232	$13	$120	$2,421	$2,434	$1,051,041

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(86)	(34)	—	(120)
Recoveries	2	—	39	—	67	15	—	123
Provision	67	(37)	(97)	159	355	20	—	467
ACL at March 31, 2023	$1,624	$690	$190	$8,236	$3,275	$94	$—	$14,109

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(1)	(24)	—	(45)
Recoveries	15	1	—	—	5	8	—	29
Provision	10	—	4	(206)	52	11	129	—
ALL at March 31, 2022	$480	$253	$329	$7,962	$5,183	$125	$718	$15,050

The following table presents, by class, loans that were evaluated for the ACL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ACL established in each class as of December 31, 2022:

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

At March 31, 2023, there were no loans evaluated individually for the ACL.

On January 1, 2023, The Bank adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

As of March 31, 2023, the Bank did not have any loans made to borrowers experiencing financial difficulties and there were no loans modifications made to borrowers experiencing financial difficulties during the first quarter of 2023.

Prior to the adoption of ASU 2022-02, certain modified loans were reported as TDRs and impaired. The following table presents impaired loans as of December 31, 2022.

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

The following table presents TDR loans as of December 31, 2022:

					Troubled Debt Restructurings
					Within the Last 12 Months
					That Have Defaulted
(Dollars in thousands)	Troubled Debt Restructurings				On Modified Terms
	Number of	Recorded			Number of	Recorded
	Contracts	Investment	Performing*	Nonperforming*	Contracts	Investment
December 31, 2022
Residential real estate - construction	—	$—	$—	$—	—	$—
Residential real estate	5	619	619	—	—	—
Commercial real estate - owner occupied	3	783	783	—	—	—
Commercial real estate - farm land	3	1,466	1,466	—	—	—
Commercial real estate - construction and land development	—	—	—	—	—	—
Commercial real estate - other	1	82	82	—	—	—
Total	12	$2,950	$2,950	$—	—	$—

*The performing status is determined by the loans compliance with the modified terms. Nonperforming is considered 90 days or more past due.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$211	$173
Short-term lease cost	4	123
Variable lease cost	36	25
Total lease cost	$251	$321

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206	$166

Weighted-average remaining lease term (years)	11.8	10.8
Weighted-average discount rate	3.38%	3.37%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2023 are as follows:

(Dollars in thousands)

2023	$624
2024	804
2025	752
2026	650
2027	507
2027 and beyond	4,084
Undiscounted cash flow	7,421
Imputed Interest	(1,422)
Total lease liability	$5,999

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2023 and December 31, 2022.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	March 31, 2023			December 31, 2022
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,416	Other Liabilities	$4	$6,465	Other Liabilities	$3
Total derivatives not designated as hedging instruments			$4			$3

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended
		March 31, 2023	March 31, 2022
Other Contracts	Other income	$(1)	$8

As of March 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Components of net periodic cost:
Service cost	$54	$86
Interest cost	202	168
Expected return on plan assets	(231)	(249)
Recognized net actuarial loss	—	150
Total pension expense	$25	$155

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans was taken in the first quarter of 2023. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$387	$—	$—	$387

Available for sale:
U.S. Treasury	74,263	—	—	74,263
Municipal	—	145,505	—	145,505
Corporate	—	23,999	—	23,999
Agency mortgage & asset-backed	—	146,092	—	146,092
Non-Agency mortgage & asset-backed	—	67,908	—	67,908
Total assets	$74,650	$383,504	$—	$458,154

(Dollars in thousands)	Fair Value at December 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$411	$—	$—	$411

Available for sale:
U.S. Treasury	90,257	—	—	90,257
Municipal	—	155,455	—	155,455
Corporate	—	24,239	—	24,239
Agency mortgage and asset-backed	—	150,935	—	150,935
Non-Agency mortgage and asset-backed	—	65,950	—	65,950
Total assets	$90,668	$396,579	$—	$487,247

The fair value of derivative liabilities measured at fair value at March 31, 2023 and December 31, 2022 was $4 thousand and $3 thousand, respectively, and was considered immaterial.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2023.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$86,563	$86,563	$86,563	$—	$—
Long-term interest-bearing deposits in other banks	9,477	9,477	9,477	—	—
Loans held for sale	—	—	—	—	—
Net loans	1,063,337	1,025,387	—	—	1,025,387
Accrued interest receivable	5,784	5,784	—	—	5,784

Financial liabilities:
Deposits	$1,502,110	$1,501,309	$—	$1,501,309	$—
Short-term borrowings	50,000	50,000	—	50,000	—
Subordinate notes	19,635	18,167	—	18,167	—
Accrued interest payable	670	670	—	670	—

	December 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,899	$64,899	$64,899	$—	$—
Long-term interest-bearing deposits in other banks	13,975	13,975	13,975	—	—
Loans held for sale	283	287	—	287	—
Net loans	1,036,866	986,141	—	—	986,141
Accrued interest receivable	6,354	6,354	—	—	6,354

Financial liabilities:
Deposits	$1,551,448	$1,550,030	$—	$1,550,030	$—
Subordinate notes	19,623	17,876	—	17,876	—
Accrued interest payable	192	192	—	192	—

Note 12. Deposits

	March 31,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing checking	$298,008	$299,231	$(1,223)	(0.4)

Interest-bearing checking	461,228	496,533	(35,305)	(7.1)
Money management	544,379	569,585	(25,206)	(4.4)
Savings	124,920	128,709	(3,789)	(2.9)
Total interest-bearing checking and savings	1,130,527	1,194,827	(64,300)	(5.4)

Time deposits	73,575	57,390	16,185	28.2
Total deposits	$1,502,110	$1,551,448	$(49,338)	(3.2)

Overdrawn deposit accounts reclassified as loans	$79	$103

Time deposits greater than $250,000 at March 31, 2023 and December 31, 2022 were $11.7 million and $8.8 million, respectively.

Note 13. Borrowings

At March 31, 2023, the Bank had $50.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) to temporarily support its liquidity position. This borrowing has a rate of 4.38% and is due March 22, 2024. At March 31, 2023, the fair value of debt securities pledged for the BTFP was $72.0 million.

At March 31, 2023, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $365 thousand at March 31, 2023, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes 3

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2023 was 7.99% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.24%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.74%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.24%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.74%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.21%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	15.99%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.58%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.92%	9.21%	4.00%	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Note 15. Revenue Recognition

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

•Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees recognized were $1.6 million for the first quarter of 2023, compared to $1.6 million in the first quarter of 2022.

•Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Fees recognized were $92 thousand for the first quarter of 2023, compared to $173 thousand in the first quarter of 2022.

•Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction. Commissions recognized were $105 thousand for the first quarter of 2023, compared to $31 thousand for the first quarter of 2022.

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

1Note 16. Commitments and Contingencies

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$303,262	$275,867
Consumer commitments to extend credit (secured)	92,054	93,124
Consumer commitments to extend credit (unsecured)	4,936	5,247
	$400,252	$374,238
Standby letters of credit	$27,819	$30,734

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

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. Upon adoption, $412 thousand was added to the allowance for credit losses (ACL) – unfunded commitments. For the first quarter of 2023, a provision for credit losses-unfunded commitments was recorded and added to the ACL. At March 31, 2023, the ACL-unfunded commitments was $1.9 million compared to $1.5 million at December 31, 2022. The ACL-unfunded commitments is reported in Other Liabilities on the Consolidated Balance Sheet.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2023, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2023 and 2022

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in the rates of inflation and the effects of inflation, changes in interest rates, ongoing disruption in the financial services industry caused by the recent failure and continuous instability of certain banks, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

Critical Accounting Policies

Management has identified critical accounting policies for the Corporation. These policies are particularly sensitive, requiring significant judgements, estimates and assumptions to be made by Management.

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit commitments not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and unfunded credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the previously applicable incurred loss methodology.

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At March 31, 2023 and December 31, 2022, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

With the adoption of CECL on January 1, 2023, the previous concept of other-than-temporary impairment for AFS securities has been eliminated. Under CECL, credit losses on AFS debt securities are recognized in (Allowance for Credit Losses) ACL for investments, through the provision for credit losses, rather than through a direct write-down of the security. In evaluating AFS securities for credit losses, Management considers factors such as delinquency, guarantees, invest grade rating, and specific conditions related to a specific security or industry. If an impaired debt security is sold, any previous ACL on that security is charged-off and any incremental loss will be recognized through earnings. Any improvement in expected credit losses will be recognized by reducing the ACL.

For HTM securities an estimate of current expected credit loss must be established at the time of purchase with changes in estimated credit loss recognized in the ACL through the provision for credit losses.

Prior to January 1, 2023, declines in the fair value of securities was recorded under the other-than-temporary impairment concept more fully described in the Corporation’s report on Form 10-K as of December 31, 2022.

Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Loans

The ACL for loans is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL for loans is an estimate of the losses expected to be realized over the life of the loan portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated individually for expected credit losses (specific reserve), and 2) loans evaluated collectively for expected credit losses (pooled reserve). Management’s periodic evaluation of the adequacy of the ACL for loans is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Loans evaluated individually for credit losses are primarily commercial purpose loans that do not share similar characteristics with those loans evaluated in the pool. These loans may exhibit performance characteristics where it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All commercial purpose loans greater than $250 thousand and rated Substandard (7), Doubtful (8) or on nonaccrual status may be considered for individual evaluation. Impairment is measured on a loan-by-loan basis by one of the following methods: the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s obtainable market price. Commercial purpose loans with a balance less than $250 thousand, and consumer purpose loans are not evaluated individually for a specific reserve but are included in the pooled reserve calculation. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not included in the pooled reserve calculation.

The Corporation has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against income. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The pooled reserve represents the ACL for pools of homogenous loans, not evaluated individually. The pooled reserve is calculated using a quantitative and qualitative component for the loan pools.

The following inputs are used to calculate the quantitative component for the pool:

•Segregating loans into homogeneous pools by the FRB Call Code which is primarily a collateral-based and secondarily a purpose-based segmentation.

•The average remaining life of each pool is calculated using the weighted average remaining maturity method (WARM). The WARM method produces an estimated remaining balance by pool, by year, until maturity.

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next 4 quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next 4 quarters.

•The historical peer credit loss rate is applied to each WARM bucket though the initial 4 quarter forecast period.

•At the end of the forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

The qualitative component for the pool utilizes a risk matrix comprised of eight risk factors and assigns a risk level to each factor. The risk factors give consideration to changes in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. The risk levels are measured in basis points and range from minimal risk (0 basis points) to very high risk (20 basis points); and collectively range from 0 to 160 basis points. The qualitative risk level is determined independently for commercial loans, residential mortgage loans and consumer loans.

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses.

There were no other changes to the critical accounting policies disclosed in the 2022 Annual Report on Form 10-K in regards to application or related judgments and estimates used. Please refer to Item 7 of the Corporation’s 2022 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $3.3 million ($0.75 per diluted share) for the first quarter of 2023 compared to $3.0 million ($0.67 per diluted share) for the same period in 2022.

A summary of operating results for the first quarter of 2023 are as follows:

•Net interest income was $12.8 million for the first quarter of 2023 compared to $10.8 million for the first quarter of 2022. The net interest margin increased to 3.41% for the first quarter of 2023 from 2.66% for the same quarter of the prior year. The increase in the 2023 net interest margin was due primarily to an increase in the yield on earning assets from 2.83% in 2022 to 4.38% in 2023 as all asset classes had higher yields in 2023. The cost of interest-bearing deposits rose from .15% in the first quarter of 2022 to 1.14% for the first quarter of 2023. Likewise, the total cost of deposits increased from 0.12% for the first quarter of 2022 to 0.92% for the first quarter of 2023 and was 1.02% as of March 31, 2023.

•Average earning assets for 2023 were $1.7 billion compared to $1.8 billion in 2022, a decrease of 5.5%. In 2023, the average balance of interest-earning cash balances decreased $114.3 million (72.3%), to support loan growth and to offset a decrease in average deposits during the year. The average balance of the investment portfolio decreased $55.4 million (10.5%), and the average balance of the loan portfolio increased $48.6 million (4.9%), over the prior year averages. Within the loan portfolio, average commercial loan balances increased $28.1 million during the year and residential mortgages increased $20.9 million. Total deposits averaged $1.5 billion for 2023, a decrease of $72.3 million (4.6%) over the average balance for 2022, reflecting deposit reductions of more than $64 million in December 2022. All deposit categories reported a year-over-year decrease in average balances, except for savings deposits.

•On January 1, 2023, the Bank adopted a new accounting standard for the calculation of its allowance for credit losses (ACL), referred to as the current expected credit loss (CECL) model. Upon adoption, the Bank recorded a decrease of $536 thousand to the ACL for loans, an increase of $411 thousand to the ACL for unfunded commitments (carried in Other Liabilities on the consolidated balance sheet), and an increase of $98 thousand to retained earnings, and a deferred tax liability of $26 thousand. The provision for credit losses for the first quarter of 2023 was calculated using the CECL model and methodology, while the provision for loan losses for the first quarter of 2022 was calculated under the previous methodology in accordance with GAAP. For the first quarter of 2023, the provision for credit losses was $592 thousand allocated between the provision for loans of $467 thousand and the provision for unfunded commitments of $62 thousand. The provision for loan loss expense for the first quarter of 2022 was $0. The ACL ratio for loans was 1.31% at March 31, 2023 compared to 1.35% at December 31, 2022. The ACL for unfunded commitments was $1.9 million compared to $1.5 million at December 31, 2022.

•Noninterest income totaled $3.2 million for the first quarter of 2023 compared to $3.9 million in the first quarter of 2022 (a decrease of 17.0%) and $3.6 million for the fourth quarter of 2022. The decrease year-over-year was due to a decrease of $181 thousand in gains on sale of mortgages and losses on the sale of investment securities of $602 thousand taken as part of a portfolio restructuring. The changes were partially offset by an increase of $186 thousand in loan service charges.

•Noninterest expense for the first quarter of 2023 was $12.0 million compared to $11.3 million in the first quarter of 2022 (an increase of 6.7%) and $13.2 million for the fourth quarter of 2022. Contributing to the year-over-year increase was an increase of $570 thousand in salaries and benefits (primarily salaries due to a highly competitive labor market) and net occupancy increased $136 thousand from costs associated with the new headquarters and operations center that was put in service in July 2022.

•The effective federal income tax rate was 6.3% for the first quarter of 2023 and reflects the benefit of a $280 thousand tax credit that was recorded during the quarter. Without the tax credit, the effective rate would have been 14.3%.

Total assets at March 31, 2023 were $1.7 billion unchanged from December 31, 2022; however, the composition of the balance sheet changed since year-end. Significant balance sheet changes since December 31, 2022, include:

•Short-term interest-earning deposits in other banks increased $21.6 million (45.9%) and the investment portfolio decreased $29.1 million (6.0%). Approximately $33 million of investments were sold during the quarter as part of a portfolio restructuring to take advantage of higher market interest rates.

•The net loan portfolio increased $26.4 million (2.5%) over the year-end 2022 balance, primarily from an increase in commercial purpose loans of $31.5 million from year-end 2022.

•Deposits decreased $49.3 million (3.2%) over year-end 2022, primarily from a decrease in interest-bearing checking and money management accounts, that was partially offset by an increase in time deposits. The largest decrease occurred in municipal accounts, reversing much of the growth in these account deposits that occurred during 2022 as some accounts sought higher yielding products. Time deposits showed an increase of $16.2 million due to the addition of $8.6 million in brokered CDs and retail depositors seeking higher rates. The Bank’s cost of deposits has increased from .64% at December 31, 2022 to 1.02% at March 31, 2023. At March 31, 2023, the Bank estimated that approximately 92% of its deposits were FDIC insured or collateralized.

•At March 31, 2023, the Bank had borrowed $50.0 million from the Federal Reserve through the Bank Term Funding Program (BTFP) to temporarily support its liquidity position. The Bank has additional funding capacity in the BTPF, the Federal Reserve Discount Window and the Federal Home Loan Bank.

•Shareholders’ equity increased $9.4 million from December 31, 2022. Retained earnings increased $2.0 million in 2023 and accumulated other comprehensive income (AOCI) increased $7.3 million as the fair value of the investment portfolio increased during the year. At March 31, 2023, the book value of the Corporation’s common stock was $28.07 per share and the tangible book value was $26.02 per share. In December 2022, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period and 8,752 shares have been repurchased in 2023 and 11,600 shares have been repurchased under the approved plan as of March 31, 2023. The Bank is considered to be well- capitalized under regulatory guidance as of March 31, 2023.

Key performance ratios as of, or for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022 are listed below:

	March 31,	December 31,	March 31,
(Dollars in thousands, except per share)	2023	2022	2022

Balance Sheet Highlights
Total assets	$1,711,285	$1,699,579	$1,767,061
Investment and equity securities	458,154	487,247	511,969
Loans, net	1,063,337	1,036,866	985,927
Deposits	1,502,110	1,551,448	1,596,386
Shareholders' equity	123,583	114,197	137,136

Summary of Operations
Interest income	$16,583	$56,449	$11,534
Interest expense	3,746	4,863	726
Net interest income	12,837	51,586	10,808
Provision for credit losses	529	650	—
Net interest income after provision for loan losses	12,308	50,936	10,808
Noninterest income	3,225	15,250	3,884
Noninterest expense	12,019	48,691	11,266
Income before income taxes	3,514	17,495	3,426
Federal income tax expense	222	2,557	414
Net income	$3,292	$14,938	$3,012

Performance Measurements
Return on average assets*	0.80%	0.83%	0.69%
Return on average equity*	11.33%	11.64%	7.96%
Return on average tangible equity (1)*	12.11%	12.52%	8.47%
Efficiency ratio (1)	72.02%	71.21%	75.50%
Net interest margin*	3.41%	3.11%	2.66%

Shareholders' Value (per common share)
Diluted earnings per share	$0.75	$3.36	$0.67
Basic earnings per share	0.75	3.38	0.68
Regular cash dividends declared	0.96	1.28	0.93
Book value	28.07	26.01	30.77
Tangible book value (1)	26.02	23.96	28.75
Market value	29.64	36.10	33.58
Market value/book value ratio	105.59%	138.79%	109.13%
Market value/tangible book value ratio	113.91%	150.67%	116.82%
Price/earnings multiple*	9.88	10.74	12.53
Current quarter dividend yield	4.32%	3.55%	3.81%
Dividend payout ratio year-to-date	42.68%	37.88%	47.18%

Safety and Soundness
Average equity/average assets	7.09%	7.17%	8.60%
Risk-based capital ratio (Total)	17.21%	17.21%	18.09%
Leverage ratio (Tier 1)	9.58%	8.95%	8.59%
Common equity ratio (Tier 1)	14.24%	14.22%	14.94%
Nonperforming loans / gross loans	0.02%	0.01%	0.74%
Nonperforming assets/total assets	0.01%	0.01%	0.42%
Allowance for credit losses as a % of loans	1.31%	1.35%	1.50%
Net loans (charged-off) recovered / average loans*	0.00%	-0.15%	-0.01%

Assets under Management
Trust assets under management (fair value)	$942,025	$904,317	$920,597
Held at third-party brokers (fair value)	124,483	116,398	111,742

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022.

(Dollars in thousands, except per share)
	March 31, 2023	December 31, 2022	March 31, 2022
Return on Tangible Equity (non-GAAP)
Net income	$3,292	$14,938	$3,012

Average shareholders' equity	117,785	128,283	151,290
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	108,769	119,267	142,274

Return on average tangible equity (non-GAAP)*	12.11%	12.52%	8.47%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$123,583	$114,197	$137,136
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	114,567	105,181	128,120

Shares outstanding (in thousands)	4,403	4,390	4,457

Tangible book value per share (non-GAAP)	$26.02	$23.96	$28.75

Efficiency Ratio
Noninterest expense	$12,019	$48,691	$11,266

Net interest income	12,837	51,586	10,808
Plus tax equivalent adjustment to net interest income	—	1,381	240
Plus noninterest income, net of securities transactions	3,851	15,410	3,873
Total revenue	16,688	68,377	14,921

Efficiency ratio (Noninterest expense/total revenue)	72.02%	71.21%	75.50%

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

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:

Tax equivalent net interest income increased $2.1 million to $13.1 million in the first quarter of 2023 compared to $11.0 million for the same period in 2022. Balance sheet volume contributed $44 thousand to the increase and a change in rates added $2.1 million.

The following table presents average balances, tax-equivalent (T/E) interest income, and yields earned or rates paid on the assets or liabilities. Loans are classified by type of collateral and residential loans include commercial purpose loans and nonaccrual loans are included in the average loan balance used to calculate the yield. All nontaxable interest income has been adjusted to a tax-equivalent basis using a tax rate of 21%.

	For the Three Months Ended March 31,
	2023			2022

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$43,684	$423	3.92%	$157,942	$98	0.25%
Investment securities:
Taxable	407,326	3,459	3.44%	434,489	1,844	1.72%
Tax exempt	63,309	461	2.95%	91,594	615	2.72%
Investments	470,635	3,920	3.38%	526,083	2,459	1.90%
Loans:
Residential real estate 1-4 family:
First liens	150,276	1,614	4.36%	134,206	1,302	3.93%
Junior liens and lines of credit	72,930	925	5.14%	71,470	417	2.37%
Residential real estate - construction	24,408	307	5.09%	21,308	185	3.52%
Commercial real estate	563,219	6,931	4.99%	522,389	4,886	3.79%
Commercial	233,246	2,651	4.61%	246,041	2,327	3.84%
Consumer	6,111	123	8.15%	6,132	100	6.61%
Loans	1,050,190	12,551	4.85%	1,001,546	9,217	3.73%
Total interest-earning assets	1,564,509	$16,894	4.38%	1,685,571	$11,774	2.83%
Other assets	96,643			72,830
Total assets	$1,661,152			$1,758,401

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$470,061	$410	0.35%	$509,049	$142	0.11%
Money Management	557,551	2,739	1.99%	580,399	231	0.16%
Savings	126,898	48	0.15%	123,150	17	0.06%
Time	62,212	232	1.52%	72,416	73	0.41%
Total interest-bearing deposits	1,216,722	3,429	1.14%	1,285,014	463	0.15%

Subordinated notes	19,626	266	5.42%	19,592	263	5.37%
Short-term borrowings	4,667	51	4.40%	—	—	-
Total interest-bearing liabilities	1,241,015	3,746	1.22%	1,304,606	726	0.23%
Noninterest-bearing deposits	288,004			292,041
Other liabilities	14,348			10,464
Shareholders' equity	117,785			151,290
Total liabilities and shareholders' equity	$1,661,152			$1,758,401
T/E net interest income/Net interest margin		13,148	3.41%		11,048	2.66%
Tax equivalent adjustment		(311)			(240)
Net interest income		$12,837			$10,808

Net Interest Spread			3.16%			2.60%
Cost of Funds			0.99%			0.18%
Cost of Deposits			0.92%			0.12%

Provision for Credit Losses

For the first quarter of 2023, the provision for credit losses was $592 thousand allocated between the provision for loans of $467 thousand and the provision for unfunded commitments of $62 thousand. The provision for loan loss expense for the first quarter of 2022 was $0. The ACL ratio for loans was 1.31% at March 31, 2023 compared to 1.35% at December 31, 2022. The ACL for unfunded commitments was $1.9 million compared to $1.5 million at December 31, 2022. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2023, noninterest income decreased $659 thousand from the same period in 2022. Loan service charges increased but was offset by a decrease in gains on sale of loans as the volume of mortgages sold decreased. Losses on the sale of investment securities of $602 thousand were taken as part of a portfolio restructuring.

The following table presents a comparison of noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Investment and trust services fees	$1,834	$1,828	$6	0.3
Loan service charges	302	116	186	160.3
Gain on sale of loans	73	254	(181)	(71.3)
Deposit service charges and fees	583	623	(40)	(6.4)
Other service charges and fees	432	412	20	4.9
Debit card income	502	458	44	9.6
Increase in cash surrender value of life insurance	108	108	—	—
Net (losses) gains on sales of debt securities	(602)	—	(602)	NA
Change in fair value of equity securities	(24)	11	(35)	(318.2)
Other	17	74	(57)	(77.0)
Total noninterest income	$3,225	$3,884	$(659)	(17.0)

Noninterest Expense

Noninterest expense for the first quarter of 2023 increased $753 thousand compared to the same period in 2022. Salary expense increased primarily due to a highly competitive labor market, while net occupancy increased from costs associated with the new headquarters and operations center that was put in service in July 2022.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2023	2022	Amount	%
Salaries and benefits	$6,936	$6,347	$589	9.3
Net occupancy	1,110	974	136	14.0
Marketing and advertising	519	497	22	4.4
Legal and professional	552	515	37	7.2
Data processing	1,060	1,137	(77)	(6.8)
Pennsylvania bank shares tax	223	143	80	55.9
FDIC insurance	182	183	(1)	(0.5)
ATM/debit card processing	294	346	(52)	(15.0)
Telecommunications	100	92	8	8.7
Nonservice pension	(29)	69	(98)	(142.0)
Other	1,072	963	109	11.3
Total noninterest expense	$12,019	$11,266	$753	6.7

Provision for Income Taxes

For the first quarter of 2023, the Corporation recorded a Federal income tax expense of $222 thousand compared to $414 thousand for the same quarter in 2022. The effective tax rate for the first quarter of 2023 was 6.3% and reflects the benefit of a $280 thousand tax credit recorded during the quarter. Without the tax credit, the effective rate would have been 14.3% compared to 12.1% for the first quarter of 2022. The federal statutory tax rate is 21% for 2023 and 2022.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $86.6 million at March 31, 2023, an increase of $21.7 million from the prior year-end balance of $64.9 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($68.1 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has decreased $38.3 million on an amortized cost basis since year-end 2022. The portfolio is comprised primarily of mortgage and asset-backed securities issued by U.S. Agencies and municipal securities at approximately 32% and 32% of the portfolio fair value, respectively. The weighted average life of the portfolio was 5.6 years and the effective duration is 4.40%.

The AFS securities portfolio had a net unrealized loss of $52.3 million at March 31, 2023 compared to a net unrealized loss of $61.5 million at the prior year-end. This change was primarily due to a decrease in long-term market interest rates. The portfolio averaged $470.6 million with a tax-equivalized yield of 3.38% for the three months ended March 31, 2023. This compares to an average of $526.1 million and a tax-equivalized yield of 1.90% for the same period in 2022. Impairment in the investment portfolio, measured by gross unrealized losses, was $52.4 million, compared to $61.5 million at December 31, 2022.

The municipal bond portfolio had the largest gross unrealized loss of $24.6 million, 47% of the total gross unrealized loss. The municipal bond portfolio is well diversified geographically (161 issuers) and is comprised primarily of general obligation bonds (67%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (15%), Pennsylvania (13%), California (12%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

The corporate portfolio is comprised predominantly of 46 fixed rate community bank issued subordinated notes with a fair value of $20.0 million and gross unrealized losses of $2.1 million. The majority of these securities are not rated.

The non-agency mortgage and asset-backed securities portfolio had a gross unrealized loss of $4.7 million. The majority of these securities, with a fair value of $46.2 million, are investment grade rated while the remaining $21.7 million of fair value are unrated. Many of these securities have credit enhancement in the form of subordination and overcollateralization.

At March 31, 2023, the Bank believes it will be able to collect all interest and principal due on impaired securities and the decline in fair value below amortized cost is due to changing interest rates and not due to credit related factors; therefore, the Bank has no allowance for credit loss for these investments. The Bank does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Restricted Stock at Cost: The Bank held $644 thousand of restricted stock at March 31, 2023. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $11.0 million over year-end 2022. For the first three months of 2023, the Bank originated $5.0 million of mortgages held for sale and sold $5.4 million through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($9.9 million), while loans for individuals to construct personal residences totaled $9.6 million at March 31, 2023. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $575.5 million from $566.7 million at the end of 2022. The largest sectors (by collateral) in the commercial real estate category are: apartment buildings ($97.0 million), hotels and motels ($80.5 million), office buildings ($61.8 million), shopping centers ($55.9 million), and development land ($45.6 million). Within the office building portfolio, approximately 34% of total office building exposure is to owner occupied properties. The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 13 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $92.0 million. At March 31, 2023, the Bank had $26.2 million in real estate construction loans funded with an interest reserve and capitalized $251 thousand of interest in 2023 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $11.4 million to $247.0 million at March 31, 2023, compared to $235.6 million at the end of 2022. At March 31, 2023, the balance of PPP loans was $88 thousand, down from $179 thousand at year-end. At March 31, 2023, the Bank had approximately $119.0 million in tax-free loans. The largest sectors (by industry) in the commercial category are: utilities ($42.8 million), public administration ($42.7 million), real estate rental and leasing ($24.9 million), manufacturing ($15.8 million) and retail trade ($13.9 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2023, the outstanding commercial participations were $77.9 million, or 8.7%, of commercial purpose loans and 7.2% of total gross loans compared to $70.6 million at December 31, 2022, or 8.0%, of commercial purpose loans and 6.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $88.6 million, compared to $90.0 million at December 31, 2022. The commercial loan participations are comprised of $27.8 million of Commercial loans and $50.1 million of CRE loans, reported in the respective loan class.

Consumer loans: This category remained unchanged at $6.0 million at March 31, 2023, compared to prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$93,540	$82,795	$10,745	13.0
Commercial first lien	62,569	61,702	867	1.4
Total first liens	156,109	144,497	11,612	8.0

Consumer junior liens and lines of credit	68,765	69,561	(796)	(1.1)
Commercial junior liens and lines of credit	4,358	4,127	231	5.6
Total junior liens and lines of credit	73,123	73,688	(565)	(0.8)
Total residential real estate 1-4 family	229,232	218,185	11,047	5.1

Residential real estate - construction
Consumer	9,559	13,908	(4,349)	(31.3)
Commercial	9,892	10,485	(593)	(5.7)
Total residential real estate construction	19,451	24,393	(4,942)	(20.3)

Commercial real estate	575,516	566,662	8,854	1.6
Commercial	247,042	235,602	11,440	4.9
Total commercial	822,558	802,264	20,294	2.5

Consumer	6,205	6,199	6	0.1
	1,077,446	1,051,041	26,405	2.5
Less: Allowance for credit losses	(14,109)	(14,175)	66	(0.5)
Net Loans	$1,063,337	$1,036,866	$26,471	2.6

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2023 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $9.2 million at March 31, 2023 compared to $11.6 million at December 31, 2022. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $120 thousand of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2023, the Bank had loans of $11.9 million (6.7% of risk-based capital) that exceeded the supervisory limit, compared to 7.2% at year-end 2022.

Loan quality improved, as measured by nonaccrual loans, which remained unchanged at $120 thousand for the first three months of 2023 compared to December 31, 2022 and the nonperforming loan to total loans ratio decreased from 0.74% to 0.02% at March 31, 2023. Loans past due 90-days or more, but still accruing, totaled $106 thousand at March 31, 2023.

In addition to monitoring nonaccrual loans, the Bank also closely monitors loans to borrowers experiencing financial difficulty when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

Allowance for Credit Losses:

Allowance for Credit Losses – Loans

The ACL for loans is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the ACL.

The ACL for loans is an estimate of the losses expected to be realized over the life of the loan portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated individually for expected credit losses (specific reserve), and 2) loans evaluated collectively for expected credit losses (pooled reserve). Management’s periodic evaluation of the adequacy of the ACL for loans is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Loans evaluated individually for credit losses are primarily commercial purpose loans that do not share similar characteristics with those loans evaluated in the pool. These loans may exhibit performance characteristics where it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All commercial purpose loans greater than $250 thousand and rated Substandard (7), Doubtful (8) or on nonaccrual status may be considered for individual evaluation. Impairment is measured on a loan-by-loan basis by one of the following methods: the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s obtainable market price. Commercial purpose loans with a balance less than $250 thousand, and consumer purpose loans are not evaluated individually for a specific reserve but are included in the pooled reserve calculation. Loans that are evaluated for a specific reserve, but not needing a specific reserve are not included in the pooled reserve calculation.

The Corporation has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against income.

The pooled reserve represents the ACL for pools of homogenous loans, not evaluated individually. The pooled reserve is calculated using a quantitative and qualitative component for the loan pools.

The following inputs are used to calculate the quantitative component for the loan pool:

•Segregating loans into homogeneous pools by the FRB Call Code which is primarily a collateral-based and secondarily a purpose-based segmentation.

•The average remaining life of each pool is calculated using the weighted average remaining maturity method (WARM). The WARM method produces an estimated remaining balance by pool, by year, until maturity.

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next 4 quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next 4 quarters.

•The historical peer credit loss rate is applied to each WARM bucket though the initial 4 quarter forecast period.

•At the end of the forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

The qualitative component for the pool utilizes a risk matrix comprised of eight risk factors and assigns a risk level to each factor. The risk factors give consideration to changes in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. The risk levels are measured in basis points and range from minimal risk (0 basis points) to very high risk (20 basis points); and collectively range from 0 to 160 basis points. The qualitative risk level is determined independently for commercial loans, residential mortgage loans and consumer loans.

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses.

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2023
Loans at March 31, 2023	$156,109	$73,123	$19,451	$575,516	$247,042	$6,205	$—	$1,077,446
Average Loans through March 31, 2023	150,276	72,930	24,408	563,220	233,246	6,111	—	1,050,191
Nonaccrual Loans at March 31, 2023	120	—	—	—	—	—	—	120
Allowance for Credit Loss at March 31, 2023	1,624	690	190	8,236	3,275	94	—	14,109
YTD Net (Charge-offs)/Recoveries at March 31, 2023	2	—	39	—	(19)	(19)	—	3

Loans/Total Gross Loans at March 31, 2023	14%	7%	2%	53%	23%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at March 31, 2023	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Credit Loss/Gross Loans at March 31, 2023	1.04%	0.94%	0.98%	1.43%	1.33%	1.51%	—	1.31%
Net (Charge-offs) Recoveries/Average Loans at March 31, 2023*	0.01%	0.00%	0.64%	0.00%	-0.03%	-1.24%	—	0.00%
Allowance for Credit Loss/Nonaccrual Loans at March 31, 2023								11757.50%

2022
Loans at December 31, 2022	$144,497	$73,688	$24,393	$566,662	$235,602	$6,199	$—	$1,051,041
Average Loans for 2022	139,577	73,200	21,737	550,772	241,395	5,938	—	1,032,619
Nonaccrual Loans at December 31, 2022	120	—	—	—	—	—	—	120
Allowance for Loan Losses at December 31, 2022	459	234	343	7,493	4,846	133	667	14,175
Net Recoveries/(Charge-offs) for 2022	28	2	—	(1,450)	(45)	(76)	—	(1,541)

Loans/Total Gross Loans at December 31, 2022	14%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2022	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Loan Loss/Gross Loans at December 31, 2022	0.32%	0.32%	1.41%	1.32%	2.06%	2.15%	—	1.35%
Net Recoveries(Charge-offs)/Average Loans for 2022	0.02%	0.00%	0.00%	-0.26%	-0.02%	-1.28%	—	-0.15%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2022								11812.50%

*Annualized

Deposits:

Total deposits decreased $49.3 million during the first three months of 2023 to $1.502 billion. Interest-bearing checking decreased by $35.3 million primarily in state/municipal deposits, while the Bank’s Money Management decreased $25.2 million, primarily in state/municipal deposits. Time deposits increased $16.2 million as customers shifted to higher rate products. The Bank also added $8.6 million of brokered CDs, during the first quarter of 2023.

As of March 31, 2023, the Bank had deposits of $200.8 million placed in the IntraFi Network deposit program ($131.2 million in interest-bearing checking and $67.7 million in money management) and $1.9 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2023, the Bank’s reciprocal deposits were 12.6% of total liabilities compared to 12.7% at year-end 2022.

The Bank estimates that approximately 92% of its deposits are FDIC insured or collateralized as of March 31, 2023.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing checking	$298,008	$299,231	$(1,223)	(0.4)

Interest-bearing checking	461,228	496,533	(35,305)	(7.1)
Money management	544,379	569,585	(25,206)	(4.4)
Savings	124,920	128,709	(3,789)	(2.9)
Total interest-bearing checking and savings	1,130,527	1,194,827	(64,300)	(5.4)

Time deposits	73,575	57,390	16,185	28.2
Total deposits	$1,502,110	$1,551,448	$(49,338)	(3.2)

Overdrawn deposit accounts reclassified as loans	$79	$103

Borrowings:

At March 31, 2023, the Bank had $50.0 million borrowed from the Federal Reserve’s Bank Term Funding Program to temporarily support its liquidity position. This borrowing has a rate of 4.38% and is due March 22, 2024. At March 31, 2023, the fair value of debt securities pledged for the BTFP was $72.0 million.

On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5.00% per year for 5 years and then convert to floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to maturity date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Total shareholders’ equity increased $9.4 million to $123.6 million as of March 31, 2023 from December 31, 2022, due primarily to an increase of $7.3 million in accumulated other comprehensive income (AOCI) as the fair value of the investment portfolio improved during 2023. Retained earnings increased $2.0 million as net earnings of $3.3 million were partially offset by cash dividends of $1.4 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $21 thousand in new capital from optional cash contributions and $256 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 42.68% for the first three months of 2023 compared to 47.18% for the first three months of 2022.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the first quarter of 2023, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the fourth quarter of 2022. On April 13, 2023, the Board of Directors declared a $0.32 per share regular quarterly dividend for the second quarter of 2023, which will be paid on May 24, 2023.

On December 15, 2022, the Board of Directors authorized the 2022 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 22, 2022 and expiring on December 21, 2023. The Corporation repurchased 8,752 shares during the first quarter of 2023. A total of 11,600 shares have been repurchased under the current plan. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2023 was 7.99% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	14.24%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.74%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	14.24%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.74%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	17.21%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	15.99%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.58%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.92%	9.21%	4.00%	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 260,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 3.3% in Cumberland County, PA and Washington County, MD to 7.4% in Huntingdon County, as of the end of January 2023. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered ($238.7 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for the Bank. There are no current indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank, and it is unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has established credit at the Federal Reserve Discount Window and at correspondent banks. At March 31, 2023 the Bank had an outstanding balance of $50.0 million from the Federal Reserve’s Bank Term Funding Program to temporarily support its liquidity position.

The following table shows the Bank’s available liquidity at March 31, 2023.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$403,692	$—	$403,692
Federal Reserve Bank Discount Window	59,513	—	59,513
Fed Bank Term Funding Program	71,858	50,000	21,858
Correspondent Banks	56,000	—	56,000
Total	$591,063	$50,000	$541,063

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. At March 31, 2023, the ACL-unfunded commitments was $1.9 million compared to $1.5 million at December 31, 2022. The ACL-unfunded commitments is reported in Other Liabilities on the Consolidated Balance Sheet.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$303,262	$275,867
Consumer commitments to extend credit (secured)	92,054	93,124
Consumer commitments to extend credit (unsecured)	4,936	5,247
	$400,252	$374,238
Standby letters of credit	$27,819	$30,734

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially, except as reported, from those reported in the Corporation’s 2022 Annual Report on Form 10-K.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2023. For more information on market risk refer to the Corporation’s 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2023 except as described below. For more information, refer to the Corporation’s 2022 Annual Report on Form 10-K.

Recent Negative Developments Affecting the Banking Industry, Including Recent Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Corporation.

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at certain additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

1.Market risk and loss of confidence in the financial services sector, and/or specific banks;

2.Deterioration of securities and loan portfolios;

3.Deposit volatility and reductions with higher volumes and occurring over shorter periods of time;

4.Increased liquidity demand and utilization of sources of liquidity; and

5.Interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect:

1.Financial condition;

2.Operations and results thereof; and

3.Stock price.

In addition, the previously mentioned bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price.

The Corporation cannot predict the impact, timing or duration of such events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2022, the Board of Directors authorized the 2022 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 22, 2022 and expiring on December 21, 2023. The following table presents the activity under this plan during the first quarter of 2023.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
January 2023	—	$—	$—	147,152
February 2023	—	$—	—	147,152
March 2023	8,752	$31.12	272,358	138,400
	8,752		$272,358

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

Franklin Financial Services Corporation

May 12, 2023	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

May 12, 2023	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)