Form 10-Q
period 2023-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2023-08-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

There were 4,350,689 outstanding shares of the Registrant’s common stock as of July 31, 2023.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$17,861	$17,883
Short-term interest-earning deposits in other banks	46,971	47,016
Total cash and cash equivalents	64,832	64,899
Long-term interest-earning deposits in other banks	8,978	13,975
Debt securities available for sale, at fair value	439,471	486,836
Equity securities	380	411
Restricted stock	694	644
Loans held for sale	126	283
Loans	1,145,162	1,051,041
Allowance for credit losses	(14,615)	(14,175)
Net Loans	1,130,547	1,036,866
Premises and equipment, net	29,279	30,026
Right of use asset	4,982	6,010
Bank owned life insurance	22,530	22,311
Goodwill	9,016	9,016
Deferred tax asset, net	14,730	15,630
Other assets	10,600	12,672
Total assets	$1,736,165	$1,699,579

Liabilities
Deposits
Noninterest-bearing checking	$287,385	$299,231
Money management, savings, and interest checking	1,136,008	1,194,827
Time	89,742	57,390
Total deposits	1,513,135	1,551,448
Short-term borrowings	70,000	—
Subordinate notes	19,643	19,623
Lease liability	5,104	6,144
Other liabilities	8,513	8,167
Total liabilities	1,616,395	1,585,382

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,349,988 shares outstanding at June 30, 2023 and
4,710,972 shares issued and 4,390,397 shares outstanding at December 31, 2022	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,422	43,535
Retained earnings	129,452	125,892
Accumulated other comprehensive loss	(47,961)	(51,287)
Treasury stock, 360,984 shares at June 30, 2023 and 320,575 shares at
December 31, 2022, at cost	(9,854)	(8,654)
Total shareholders' equity	119,770	114,197
Total liabilities and shareholders' equity	$1,736,165	$1,699,579

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$14,069	$9,754	$26,405	$18,821
Interest and dividends on investments:
Taxable interest	3,327	2,168	6,777	4,010
Tax exempt interest	313	524	679	1,049
Dividend income	11	8	19	9
Interesting-earnings deposits in other banks	791	421	1,214	520
Total interest income	18,511	12,875	35,094	24,409
Interest expense
Deposits	4,378	504	7,808	967
Short-term borrowings	677	—	728	—
Subordinate notes	261	260	526	523
Total interest expense	5,316	764	9,062	1,490
Net interest income	13,195	12,111	26,032	22,919
Provision for credit losses - loans	524	—	991	—
Provision for credit losses - unfunded commitments	8	—	70	—
Net interest income after credit loss expense	12,663	12,111	24,971	22,919
Noninterest income
Investment and trust services fees	1,959	1,918	3,793	3,746
Loan service charges	120	240	422	356
Gain on sale of loans	45	255	118	509
Deposit service charges and fees	616	634	1,199	1,257
Other service charges and fees	430	437	862	849
Debit card income	547	438	1,050	896
Increase in cash surrender value of Bank owned life insurance	111	109	220	217
Net losses on sales of debt securities	(517)	(19)	(1,119)	(19)
Change in fair value of equity securities	(8)	4	(32)	15
Other	226	75	241	150
Total noninterest income	3,529	4,091	6,754	7,976
Noninterest Expense
Salaries and employee benefits	7,283	7,045	14,220	13,410
Net occupancy	1,112	979	2,222	1,952
Marketing and advertising	550	460	1,069	957
Legal and professional	454	484	1,005	999
Data processing	1,118	1,261	2,178	2,398
Pennsylvania bank shares tax	174	335	397	478
FDIC Insurance	198	170	380	353
ATM/debit card processing	307	360	601	706
Telecommunications	98	106	197	199
Nonservice pension	(29)	69	(59)	138
Lease termination	495	—	495	—
Other	888	760	1,962	1,706
Total noninterest expense	12,648	12,029	24,667	23,296
Income before federal income taxes	3,544	4,173	7,058	7,599
Federal income tax expense	568	595	790	1,009
Net income	$2,976	$3,578	$6,268	$6,590
Per share
Basic earnings per share	$0.68	$0.80	$1.43	$1.48
Diluted earnings per share	$0.68	$0.80	$1.42	$1.47

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2023	2022	2023	2022
Net Income	$2,976	$3,578	$6,268	$6,590

Debt Securities:
Unrealized (losses) gains arising during the period	(5,534)	(20,965)	3,092	(48,683)
Reclassification adjustment for losses included in net income (1)	517	19	1,119	19
Net unrealized (losses)/gains	(5,017)	(20,946)	4,211	(48,664)
Tax effect	1,052	4,400	(885)	10,221
Net of tax amount	(3,965)	(16,546)	3,326	(38,443)

Total other comprehensive (loss) income	(3,965)	(16,546)	3,326	(38,443)

Total Comprehensive (Loss) Income	$(989)	$(12,968)	$9,594	$(31,853)

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2023 and 2022

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2023	4,402,675	$4,711	$43,356	$127,877	$(43,996)	$(8,365)	$123,583
Net income		—	—	2,976	—	—	2,976
Other comprehensive income		—	—	—	(3,965)	—	(3,965)
Cash dividends declared, $0.32 per share		—	—	(1,401)	—	—	(1,401)
Acquisition of treasury stock	(74,306)	—	—	—	—	(2,078)	(2,078)
Treasury shares issued under dividend reinvestment plan	20,195	—	(17)	—	—	550	533
Stock Compensation Plans:
Treasury shares issued	1,424	—	(35)	—	—	39	4
Compensation expense		—	118	—	—	—	118
Balance at June 30, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770

Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	6,268	—	—	6,268
Other comprehensive income		—	—	—	3,326	—	3,326
Cash dividends declared, $0.64 per share		—	—	(2,806)	—	—	(2,806)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	28,679	—	32	—	—	779	811
Stock Compensation Plans:
Treasury shares issued	15,326	—	(398)	—	—	415	17
Compensation expense		—	253	—	—	—	253
Balance at June 30, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770

Balance at April 1, 2022	4,456,918	$4,711	$43,077	$118,203	$(22,444)	$(6,411)	$137,136
Net income		—	—	3,578	—	—	3,578
Other comprehensive income		—	—	—	(16,546)	—	(16,546)
Cash dividends declared, $0.32 per share		—	—	(1,427)	—	—	(1,427)
Acquisition of treasury stock	(47,431)	—	—	—	—	(1,441)	(1,441)
Treasury shares issued under dividend reinvestment plan	11,133	—	49	—	—	284	333
Stock Compensation Plans:
Treasury shares issued	1,660	—	(30)	—	—	42	12
Compensation expense		—	152	—	—	—	152
Balance at June 30, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797

Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	6,590	—	—	6,590
Other comprehensive income		—	—	—	(38,443)	—	(38,443)
Cash dividends declared, $0.64 per share		—	—	(2,848)	—	—	(2,848)
Acquisition of treasury stock	(48,040)	—	—	—	—	(1,461)	(1,461)
Treasury shares issued under dividend reinvestment plan	20,512	—	128	—	—	521	649
Stock Compensation Plans:
Treasury shares issued	8,365	—	(186)	—	—	210	24
Compensation expense		—	221	—	—	—	221
Balance at June 30, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,268	$6,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	988	544
Net amortization of loans and investment securities	1,720	2,121
Amortization of subordinate debt issuance costs	20	17
Provision for credit losses	1,061	—
Change in fair value of equity securities	32	(15)
Realized losses on sales of debt securities	1,119	19
Loans originated for sale	(8,341)	(28,850)
Proceeds from sale of loans	8,616	30,132
Gain on sale of loans held for sale	(118)	(509)
Increase in cash surrender value of life insurance	(220)	(217)
Decrease in fair value of derivative	—	(13)
Stock based compensation	253	221
Decrease in other assets	1,573	606
Increase (decrease) in other liabilities	414	(1,360)
Net cash provided by operating activities	13,385	9,286
Cash flows from investing activities
Net decrease (increase) in long-term interest-earning deposits in other banks	4,997	(1,984)
Proceeds from sales and calls of investment securities available for sale	40,117	82
Proceeds from maturities and pay-downs of securities available for sale	16,062	20,600
Purchase of investment securities available for sale	(7,248)	(51,496)
Net increase in restricted stock	(50)	(149)
Net increase in loans	(94,417)	(35,827)
Capital expenditures	(228)	(8,584)
Net cash used in investing activities	(40,767)	(77,358)
Cash flows from financing activities
Net (decrease) increase in demand deposits, interest-bearing checking, and savings accounts	(70,665)	106,000
Net increase (decrease) in time deposits	32,352	(11,172)
Net increase in short-term borrowings	70,000	—
Dividends paid	(2,806)	(2,848)
Purchase of Treasury shares	(2,394)	(1,461)
Cash received from option exercises	17	24
Treasury shares issued under dividend reinvestment plan	811	649
Net cash provided by financing activities	27,315	91,192
(Decrease) increase in cash and cash equivalents	(67)	23,120
Cash and cash equivalents at the beginning of the period	64,899	175,149
Cash and cash equivalents at the end of the period	$64,832	$198,269
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$7,813	$1,503
Income taxes	1,316	43
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$426
Noncash extinguishment of lease liability	537	—
Noncash decrease in right-of-use asset	507	—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2023, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Weighted average shares outstanding (basic)	4,380	4,450	4,388	4,448
Impact of common stock equivalents	8	16	13	21
Weighted average shares outstanding (diluted)	4,388	4,466	4,401	4,469
Anti-dilutive options excluded from calculation	74	30	25	30
Net income	$2,976	$3,578	$6,268	$6,590
Basic earnings per share	$0.68	$0.80	$1.43	$1.48
Diluted earnings per share	$0.68	$0.80	$1.42	$1.47

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures
Description

ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification ("ASC") 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2022-02 also required that public business entities disclosure current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost."

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

ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
Description

This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022

Net unrealized losses on debt securities	$(57,286)	$(61,497)
Tax effect	12,029	12,914
Net of tax amount	$(45,257)	$(48,583)

Accumulated pension adjustment	$(3,423)	$(3,423)
Tax effect	719	719
Net of tax amount	$(2,704)	$(2,704)

Total accumulated other comprehensive (loss)	$(47,961)	$(51,287)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2023	cost	gains	losses	Value
U.S. Treasury	$83,849	$—	$(11,157)	$72,692
Municipal	161,978	—	(25,622)	136,356
Corporate	26,326	—	(3,496)	22,830
Agency mortgage & asset-backed	152,013	36	(12,164)	139,885
Non-Agency mortgage & asset-backed	72,591	7	(4,890)	67,708
Total	$496,757	$43	$(57,329)	$439,471

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2022	cost	gains	losses	value
U.S. Treasury	$101,980	$—	$(11,723)	$90,257
Municipal	186,007	14	(30,566)	155,455
Corporate	26,316	—	(2,077)	24,239
Agency mortgage & asset-backed	163,274	19	(12,358)	150,935
Non-Agency mortgage & asset-backed	70,756	1	(4,807)	65,950
Total	$548,333	$34	$(61,531)	$486,836

At June 30, 2023 and December 31, 2022, the fair value of debt securities pledged to secure public funds and trust deposits totaled $151.7 million and $208.9 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	31,288	27,477
Due after five years through ten years	123,670	106,461
Due after ten years	117,195	97,940
	272,153	231,878
Mortgage & asset-backed	224,604	207,593
	$496,757	$439,471

The composition of the net realized gains (losses) on debt securities for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds	$7,262	$82	$40,117	$82
Gross gains realized	$—	$—	$12	$—
Gross losses realized	(517)	(19)	(1,131)	(19)
Net (losses) gains realized	$(517)	$(19)	$(1,119)	$(19)

Tax benefit (provision) on net (losses) gains realized	$109	$4	$235	$4

Impairment:

The debt securities portfolio contained 570 securities with $434.0 million of temporarily impaired fair value and $57.3 million in unrealized losses at June 30, 2023. The total unrealized loss position has decreased $4.2 million since year-end 2022 due primarily to the Bank realizing $1.1 million of losses due to restructuring of the portfolio and a decrease in long-term market interest rates.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The impairment identified on debt securities and subject to evaluation at June 30, 2023, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments. During 2023, approximately $40 million of securities was sold as part of a portfolio restructuring to take advantage of higher market interest rates. The loss on these sales was $1.1 million.

The following table reflects impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$72,692	$(11,157)	28	$72,692	$(11,157)	28
Municipal	842	(161)	2	135,515	(25,461)	166	136,357	(25,622)	168
Corporate	4,279	(521)	11	18,551	(2,975)	40	22,830	(3,496)	51
Agency mortgage & asset-backed	14,773	(474)	48	121,344	(11,690)	205	136,117	(12,164)	253
Non-Agency mortgage & asset-backed	26,547	(1,307)	27	39,473	(3,583)	43	66,020	(4,890)	70
Total temporarily impaired	$46,441	$(2,463)	88	$387,575	$(54,866)	482	$434,016	$(57,329)	570

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$17,598	$(183)	3	$72,659	$(11,540)	28	$90,257	$(11,723)	31
Municipal	73,644	(9,586)	90	80,503	(20,981)	104	154,147	(30,566)	194
Corporate	12,221	(851)	25	10,368	(1,226)	21	22,589	(2,077)	46
Agency mortgage & asset-backed	55,393	(2,747)	139	88,953	(9,611)	113	144,346	(12,358)	252
Non-Agency mortgage & asset-backed	49,301	(3,092)	52	14,207	(1,715)	16	63,508	(4,807)	68
Total temporarily impaired	$208,157	$(16,459)	309	$266,690	$(45,072)	282	$474,847	$(61,531)	591

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At June 30, 2023 and December 31, 2022, this investment was reported at fair value of $380 thousand and $411 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Residential Real Estate 1-4 Family
Consumer first liens	$106,546	$82,795
Commercial first lien	63,218	61,702
Total first liens	169,764	144,497

Consumer junior liens and lines of credit	68,463	69,561
Commercial junior liens and lines of credit	3,888	4,127
Total junior liens and lines of credit	72,351	73,688
Total residential real estate 1-4 family	242,115	218,185

Residential real estate - construction
Consumer	7,868	13,908
Commercial	10,165	10,485
Total residential real estate construction	18,033	24,393

Commercial real estate	638,132	566,662
Commercial	240,555	235,602
Total commercial	878,687	802,264

Consumer	6,327	6,199
	1,145,162	1,051,041
Less: Allowance for credit losses	(14,615)	(14,175)
Net Loans	$1,130,547	$1,036,866

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,751	$2,027

Loans pledged as collateral for borrowings and commitments from:
FHLB	$609,064	$585,601
Federal Reserve Bank	88,182	92,922
	$697,246	$678,523

Paycheck Protection Program (included in commercial loans)	$78	$179

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

This risk factor for each portfolio segment are presented in Note 5 of the accompanying financial statements.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at June 30, 2023 is adequate.

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

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands, except per share)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,901	$9,647	$12,319	$9,919	$2,615	$24,539	$2,064	$—	$67,004
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	102	—	102
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,901	9,647	12,319	9,919	2,615	24,539	2,166	—	67,106
Consumer:
Performing	18,695	29,125	16,198	11,070	5,772	30,601	46,357	17,097	174,915
Nonperforming	—	—	—	—	—	94	—	—	94
Total Consumer	18,695	29,125	16,198	11,070	5,772	30,695	46,357	17,097	175,009
Total	$24,596	$38,772	$28,517	$20,989	$8,387	$55,234	$48,523	$17,097	$242,115
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$2,450	$3,465	$984	$236	$530	$1,590	$—	$—	$9,255
OAEM (6)	—	—	910	—	—	—	—	—	910
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,450	3,465	1,894	236	530	1,590	—	—	10,165
Consumer:
Performing	2,227	5,641	—	—	—	—	—	—	7,868
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	2,227	5,641	—	—	—	—	—	—	7,868
Total	$4,677	$9,106	$1,894	$236	$530	$1,590	$—	$—	$18,033
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$90,721	$118,926	$99,902	$52,720	$41,114	$224,465	$6,378	$—	$634,226
OAEM (6)	—	—	—	—	—	1,085	—	—	1,085
Substandard (7)	—	—	—	—	—	2,771	50	—	2,821
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$90,721	$118,926	$99,902	$52,720	$41,114	$228,321	$6,428	$—	$638,132
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$21,936	$36,927	$45,142	$25,698	$4,642	$68,894	$32,299	$—	$235,538
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	359	—	—	—	3,701	957	—	5,017
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$21,936	$37,286	$45,142	$25,698	$4,642	$72,595	$33,256	$—	$240,555
Current period gross charge-offs	$(6)	$—	$(81)	$—	$—	$—	$—	$—	$(87)

Consumer:
Performing	1,069	848	2,140	224	139	12	1,895	—	6,327
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$1,069	$848	$2,140	$224	$139	$12	$1,895	$—	$6,327
Current period gross charge-offs	$(22)	$(16)	$(6)	$—	$—	$—	$(32)	$—	$(76)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2023:

(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+
Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing
June 30, 2023
Residential Real Estate 1-4 Family
First liens	$102	$—	$94
Junior liens and lines of credit	—	—	—
Total	102	—	94
Residential real estate - construction	—	—	—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Total	$102	$—	$94

The following table reports the risk rating for those loans in the portfolio that were assigned an individual risk rating at December 31, 2022:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

December 31, 2022
Residential Real Estate 1-4 Family
First liens	$144,377	$—	$120	$—	$144,497
Junior liens and lines of credit	73,688	—	—	—	73,688
Total	218,065	—	120	—	218,185
Residential real estate - construction	24,393	—	—	—	24,393
Commercial real estate	562,665	1,095	2,902	—	566,662
Commercial	228,085	2,751	4,766	—	235,602
Consumer	6,199	—	—	—	6,199
Total	$1,039,407	$3,846	$7,788	$—	$1,051,041

At June 30, 2023 and December 31, 2022, the Bank had $94 thousand of residential properties in the process of foreclosure. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due
				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
June 30, 2023
Residential Real Estate 1-4 Family
First liens	$72	$364	$196	$632	$169,132	$169,764
Junior liens and lines of credit	202	—	—	202	72,149	72,351
Total	274	364	196	834	241,281	242,115
Residential real estate - construction	—	—	—	—	18,033	18,033
Commercial real estate	235	—	—	235	637,897	638,132
Commercial	612	—	—	612	239,943	240,555
Consumer	30	6	—	36	6,291	6,327
Total	$1,151	$370	$196	$1,717	$1,143,445	$1,145,162

					Total
					Past Due &		Total
December 31, 2022	30-59 Days	60-89 Days	90 Days+	Nonaccrual	Nonaccrual	Current	Loans
Residential Real Estate 1-4 Family
First liens	$340	$177	$—	$120	$637	$143,860	$144,497
Junior liens and lines of credit	490	—	—	—	490	73,198	73,688
Total	830	177	—	120	1,127	217,058	218,185
Residential real estate - construction	—	—	—	—	—	24,393	24,393
Commercial real estate	649	—	—	—	649	566,013	566,662
Commercial	681	50	—	—	731	234,871	235,602
Consumer	29	5	13	—	47	6,152	6,199
Total	$2,189	$232	$13	$120	$2,421	$1,048,487	$1,051,041

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at March 31, 2023	$1,624	$690	$190	$8,236	$3,275	$94	$—	$14,109
Charge-offs	—	—	—	—	(1)	(42)	—	(43)
Recoveries	—	—	3	—	12	10	—	25
Provision	96	(7)	(16)	847	(432)	36	—	524
ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615

ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(87)	(76)	—	(163)
Recoveries	2	—	42	—	79	25	—	148
Provision	163	(44)	(113)	1,006	(77)	56	—	991
ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615

ALL at March 31, 2022	$480	$253	$329	$7,962	$5,183	$125	$718	$15,050
Charge-offs	—	—	—	—	(62)	(22)	—	(84)
Recoveries	32	—	—	—	7	10	—	49
Provision	(47)	(8)	(40)	134	(52)	6	7	—
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(63)	(46)	—	(129)
Recoveries	47	1	—	—	12	18	—	78
Provision	(37)	(8)	(36)	(72)	—	17	136	—
ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015

The following table presents, by class, loans that were evaluated for the ALL under the specific reserve (individually) and those that were evaluated under the general reserve (collectively) and the amount of the ALL established in each class as of December 31, 2022:

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

At June 30, 2023, there were no loans evaluated individually for the ACL.

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

As of June 30, 2023, the Bank did not have any loans made to borrowers experiencing financial difficulties and there were no loans modifications made to borrowers experiencing financial difficulties during the first half of 2023.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$212	$200	$429	$373
Short-term lease cost	4	126	8	252
Variable lease cost	37	28	74	53
Total lease cost	$253	$354	$511	$678

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$413	$359

Weighted-average remaining lease term (years)	11.9	10.2
Weighted-average discount rate	3.37%	3.29%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2023 are as follows:

(Dollars in thousands)

2023	$374
2024	717
2025	666
2026	564
2027	421
2028 and beyond	3,598
Undiscounted cash flow	6,340
Imputed Interest	(1,236)
Total lease liability	$5,104

A lease termination expense of $525 thousand was recorded in the second quarter of 2023. The lease termination was a long-term real estate lease held for a new community banking office that will not be constructed. Due to the lease termination, the right of use asset decreased $507 thousand and the lease liability decreased $537 thousand.

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2023 and December 31, 2022.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	June 30, 2023			December 31, 2022
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,367	Other Liabilities	$3	$6,465	Other Liabilities	$3
Total derivatives not designated as hedging instruments			$3			$3

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Other Contracts	Other income	$2	$5	$-	$13

As of June 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of net periodic cost:
Service cost	$53	$85	$108	$171
Interest cost	201	168	403	336
Expected return on plan assets	(230)	(248)	(462)	(497)
Recognized net actuarial loss	—	149	—	299
Total pension expense	$24	$154	$49	$309

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

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Fair Value at June 30, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$380	$—	$—	$380

Available for sale:
U.S. Treasury	72,692	—	—	72,692
Municipal	—	136,356	—	136,356
Corporate	—	22,830	—	22,830
Agency mortgage & asset-backed	—	139,885	—	139,885
Non-Agency mortgage & asset-backed	—	67,708	—	67,708
Total assets	$73,072	$366,779	$—	$439,851

(Dollars in thousands)	Fair Value at December 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$411	$—	$—	$411

Available for sale:
U.S. Treasury	90,257	—	—	90,257
Municipal	—	155,455	—	155,455
Corporate	—	24,239	—	24,239
Agency mortgage and asset-backed	—	150,935	—	150,935
Non-Agency mortgage and asset-backed	—	65,950	—	65,950
Total assets	$90,668	$396,579	$—	$487,247

The fair value of derivative liabilities measured at fair value at June 30, 2023 and December 31, 2022 was $3 thousand during each period and was considered immaterial.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2023.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,832	$64,832	$64,832	$—	$—
Long-term interest-bearing deposits in other banks	8,978	8,978	8,978	—	—
Loans held for sale	126	126	—	126	—
Net loans	1,130,547	1,081,607	—	—	1,081,607
Accrued interest receivable	6,147	6,147	—	—	6,147

Financial liabilities:
Deposits	$1,513,135	$1,511,696	$—	$1,511,696	$—
Short-term borrowings	70,000	70,000	—	70,000	—
Subordinate notes	19,643	18,132	—	18,132	—
Accrued interest payable	1,441	1,441	—	1,441	—

	December 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,899	$64,899	$64,899	$—	$—
Long-term interest-bearing deposits in other banks	13,975	13,975	13,975	—	—
Loans held for sale	283	287	—	287	—
Net loans	1,036,866	986,141	—	—	986,141
Accrued interest receivable	6,354	6,354	—	—	6,354

Financial liabilities:
Deposits	$1,551,448	$1,550,030	$—	$1,550,030	$—
Subordinate notes	19,623	17,876	—	17,876	—
Accrued interest payable	192	192	—	192	—

Note 12. Deposits

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$287,385	$299,231

Interest-bearing checking	445,003	496,533
Money management	573,582	569,585
Savings	117,423	128,709
Total interest-bearing checking and savings	1,136,008	1,194,827

Time deposits	89,742	57,390
Total deposits	$1,513,135	$1,551,448

Overdrawn deposit accounts reclassified as loans	$158	$103

Time deposits greater than $250,000 at June 30, 2023 and December 31, 2022 were $16.3 million and $8.8 million, respectively.

Note 13. Borrowings

At June 30, 2023, the Bank had $70.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) to temporarily support its liquidity position. This borrowing is comprised of $50.0 million with a rate of 4.38% due March 22, 2024, and $20.0 million with a rate of 4.71% due May 10, 2024. At June 30, 2023, the fair value of debt securities pledged for the BTFP was $69.7 million.

At June 30, 2023, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $357 thousand at June 30, 2023, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2023 was 7.50% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.88%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.25%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.88%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.25%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.84%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	15.50%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.39%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.64%	9.21%	4.00%	5.00%

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

The following table presents Investment and Trust Service Fees for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
Investment and Trust Service Fees	2023	2022	2023	2022

Asset Management Fees	$1,844	$1,744	$3,481	$3,368
Estate Management Fees	61	129	152	302
Commissions	54	45	160	76
Total	$1,959	$1,918	$3,793	$3,746

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$356,488	$275,867
Consumer commitments to extend credit (secured)	95,459	93,124
Consumer commitments to extend credit (unsecured)	4,907	5,247
	$456,854	$374,238
Standby letters of credit	$28,264	$30,734

ACL - Unfunded Commitments*	$1,957	$1,475
*Reported in Other Liabilities on the Consolidated Balance Sheet

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

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. Upon adoption, $412 thousand was added to the allowance for credit losses (ACL) – unfunded commitments. For the second quarter of 2023, the provision for credit losses-unfunded commitments was $8 thousand compared to $0 for the second quarter of 2022. Year-to-date 2023, the provision for credit losses on unfunded commitments was $70 thousand compared to $0 for the same period in 2022.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2023, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2023 and 2022

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in the rates of inflation and the effects of inflation, changes in interest rates, ongoing disruption in the financial services industry caused by the recent failure and continuing uncertainty of various banks, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At June 30, 2023 and December 31, 2022, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $3.0 million ($0.68 per diluted share) for the second quarter of 2023 compared to $3.6 million ($0.80 per diluted share) for the same period in 2022. Year-to-date 2023 net income was $6.3 million ($1.43 per diluted share) compared to $6.6 million ($1.47 per diluted share) for the same six-month period in 2022, a decrease of 9.6%.

A summary of operating results for the second quarter and year-to-date 2023 are as follows:

•Net income for the second quarter of 2023 was $3.0 million ($0.68 per diluted share) compared to $3.3 million ($0.75 per diluted share) for the first quarter of 2023 (a decrease of 9.6%), and $3.6 million ($.80 per diluted share) for the second quarter of 2022 (a decrease of 16.8%)

•Net income for the second quarter of 2023 was affected by a $517 thousand loss on the sale of investment securities realized as part of a portfolio restructuring, and a loss of $495 thousand from the termination of a long-term real estate lease.

•Net income year-to-date 2023 was $6.3 million ($1.42 per diluted share) compared to $6.6 million ($1.47 per diluted share) for the same period in 2022, a decrease of 4.9%. Year-to-date net income was affected by a loss of $1.1 million on securities sales, taken as part of the portfolio restructuring, and the previously mentioned lease termination expense.

•Total net loans increased $93.7 million (9.0%) to $1.131 billion from $1.037 billion at December 31, 2022.

•Total deposits decreased $38.3 million (2.5%) to $1.513 billion from $1.551 billion at December 31, 2022.

•Shareholder equity increased by $5.6 million, year-to-date, to $119.8 million, and the book value per share increased to $27.53.

•For the year-to-date period, Return on Assets (ROA) was 0.75%, Return on Equity (ROE) was 10.56% and the Net Interest Margin (NIM) was 3.35%, compared to ROA of 0.74%, ROE of 9.36% and NIM of 2.80% for the same period in 2022.

•On July 13, the Board of Directors declared a $0.32 per share regular quarterly cash dividend for the third quarter of 2023 to be paid on August 23, 2023, to shareholders of record at the close of business on August 4, 2023.

Key performance ratios as of, or for the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022 are listed below:

	June 30,	June 30,	December 31,
(Dollars in thousands, except per share)	2023	2022	2022

Balance Sheet Highlights
Total assets	$1,736,165	$1,832,296	$1,699,579
Investment and equity securities	439,851	510,282	487,247
Loans, net	1,130,547	1,019,608	1,036,866
Deposits	1,513,135	1,679,187	1,551,448
Shareholders' equity	119,770	121,797	114,197

Summary of Operations
Interest income	$35,094	$24,409	$56,449
Interest expense	9,062	1,490	4,863
Net interest income	26,032	22,919	51,586
Provision for credit losses - loans	991	—	—
Provision for credit losses - unfunded commitments	70	—	650
Net interest income after provision for loan losses	24,971	22,919	50,936
Noninterest income	6,754	7,976	15,250
Noninterest expense	24,667	23,296	48,691
Income before income taxes	7,058	7,599	17,495
Federal income tax expense	790	1,009	2,557
Net income	$6,268	$6,590	$14,938

Performance Measurements
Return on average assets*	0.75%	0.74%	0.83%
Return on average equity*	10.56%	9.36%	11.64%
Return on average tangible equity (1)*	11.26%	9.99%	12.52%
Efficiency ratio (1)	71.48%	73.70%	71.21%
Net interest margin*	3.35%	2.80%	3.11%

Shareholders' Value (per common share)
Diluted earnings per share	$1.42	$1.47	$3.36
Basic earnings per share	1.43	1.48	3.38
Regular cash dividends declared	0.64	0.64	1.28
Book value	27.53	27.54	26.01
Tangible book value (1)	25.46	25.50	23.96
Market value	27.74	30.16	36.10
Market value/book value ratio	100.76%	109.51%	138.79%
Market value/tangible book value ratio	108.95%	118.25%	150.67%
Price/earnings multiple*	9.77	10.26	10.74
Current quarter dividend yield	4.61%	4.24%	3.55%
Dividend payout ratio year-to-date	44.77%	43.22%	37.88%

Safety and Soundness
Average equity/average assets	7.10%	7.96%	7.17%
Risk-based capital ratio (Total)	16.84%	17.36%	17.21%
Leverage ratio (Tier 1)	9.39%	8.53%	8.95%
Common equity ratio (Tier 1)	13.88%	14.30%	14.22%
Nonperforming loans / gross loans	0.02%	0.55%	0.01%
Nonperforming assets/total assets	0.01%	0.31%	0.01%
Allowance for credit losses as a % of loans	1.28%	1.45%	1.35%
Net loans (charged-off) recovered / average loans*	0.00%	-0.01%	-0.15%

Assets under Management
Trust assets under management (fair value)	$977,461	$838,830	$904,317
Held at third-party brokers (fair value)	127,807	104,881	116,398

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the six months ended June 30, 2023 and 2022 and the year ended December 31, 2022.

(Dollars in thousands, except per share)
	June 30, 2023	December 31, 2022	June 30, 2022
Return on Tangible Equity (non-GAAP)
Net income	$6,268	$14,938	$6,590

Average shareholders' equity	120,374	128,283	141,986
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	111,358	119,267	132,970

Return on average tangible equity (non-GAAP)*	11.26%	12.52%	9.99%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$119,770	$114,197	$121,797
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	110,754	105,181	112,781

Shares outstanding (in thousands)	4,350	4,390	4,422

Tangible book value per share (non-GAAP)	$25.46	$23.96	$25.50

Efficiency Ratio
Noninterest expense	$24,667	$48,691	$23,296

Net interest income	26,032	51,586	22,919
Plus tax equivalent adjustment to net interest income	573	1,381	710
Plus noninterest income, net of securities transactions	7,905	15,410	7,980
Total revenue	34,510	68,377	31,609

Efficiency ratio (Noninterest expense/total revenue)	71.48%	71.21%	73.70%

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

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022:

Tax equivalent net interest income increased $1.0 million to $13.5 million in the second quarter of 2023 compared to $12.5 million for the same period in 2022. A change in rates contributed $1.5 million to the increase which was partially offset by a balance sheet volume change of $440 thousand.

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

	For the Three Months Ended June 30,
	2023			2022

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$64,851	$791	4.89%	$189,584	$421	0.89%
Investment securities:
Taxable	398,289	3,338	3.36%	425,097	2,172	2.05%
Tax exempt	56,136	387	2.77%	86,416	662	3.07%
Investments	454,425	3,725	3.29%	511,513	2,835	2.22%
Loans:
Residential real estate 1-4 family:
First liens	165,322	1,809	4.39%	138,820	1,393	4.02%
Junior liens and lines of credit	72,923	1,006	5.53%	72,921	482	2.65%
Residential real estate - construction	18,537	285	6.16%	19,784	286	5.80%
Commercial real estate	608,963	7,962	5.24%	545,658	5,601	4.12%
Commercial	244,333	3,081	5.06%	238,119	2,104	3.54%
Consumer	6,219	129	8.31%	5,899	101	6.87%
Loans	1,116,297	14,272	5.13%	1,021,200	9,967	3.91%
Total interest-earning assets	1,635,573	$18,788	4.61%	1,722,297	$13,224	3.08%
Other assets	95,670			86,101
Total assets	$1,731,243			$1,808,398

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$446,491	$431	0.39%	$540,491	$158	0.12%
Money Management	563,760	3,316	2.36%	601,685	259	0.17%
Savings	120,193	45	0.15%	129,732	18	0.06%
Time	84,093	586	2.80%	64,551	67	0.42%
Total interest-bearing deposits	1,214,537	4,378	1.45%	1,336,458	504	0.15%

Subordinated notes	19,638	261	5.31%	19,601	260	5.31%
Short-term borrowings	61,209	677	4.44%	—	—	-
Total interest-bearing liabilities	1,295,384	5,316	1.65%	1,356,059	764	0.23%
Noninterest-bearing deposits	298,330			313,023
Other liabilities	14,595			10,120
Shareholders' equity	122,934			129,196
Total liabilities and shareholders' equity	$1,731,243			$1,808,398
T/E net interest income/Net interest margin		13,472	3.30%		12,460	2.90%
Tax equivalent adjustment		(277)			(350)
Net interest income		$13,195			$12,111

Net Interest Spread			2.96%			2.85%
Cost of Funds			1.34%			0.18%
Cost of Deposits			1.16%			0.12%

Provision for Credit Losses

For the second quarter of 2023, the provision for credit losses was $532 thousand allocated between the provision for loans of $524 thousand and the provision for unfunded commitments of $8 thousand. The provision for loan loss expense for the second quarter of 2022 was $0. The ACL ratio for loans was 1.28% at June 30, 2023 compared to 1.35% at December 31, 2022. The ACL for unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2023, noninterest income decreased $562 thousand from the same period in 2022. Debit card income increased but was offset by a decrease in gains on sale of loans as the volume of mortgages sold decreased. Losses on the sale of investment securities of $517 thousand were taken as part of a portfolio restructuring.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Investment and trust services fees	$1,959	$1,918	$41	2.1
Loan service charges	120	240	(120)	(50.0)
Gain on sale of loans	45	255	(210)	(82.4)
Deposit service charges and fees	616	634	(18)	(2.8)
Other service charges and fees	430	437	(7)	(1.6)
Debit card income	547	438	109	24.9
Increase in cash surrender value of life insurance	111	109	2	1.8
Net losses on sales of debt securities	(517)	(19)	(498)	NA
Change in fair value of equity securities	(8)	4	(12)	(300.0)
Other	226	75	151	201.3
Total noninterest income	$3,529	$4,091	$(562)	(13.7)

Noninterest Expense

Noninterest expense for the second quarter of 2023 increased $619 thousand compared to the same period in 2022. Salary expense increased primarily due to a highly competitive labor market, while net occupancy increased from costs associated with the new headquarters and operations center that was put in service in July 2022. A lease termination expense was recorded in the second quarter of 2023 for $495 thousand. The lease termination was a long-term real estate lease held for a new community banking office that will not be constructed.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2023	2022	Amount	%
Salaries and benefits	$7,283	$7,045	$238	3.4
Net occupancy	1,112	979	133	13.6
Marketing and advertising	550	460	90	19.6
Legal and professional	454	484	(30)	(6.2)
Data processing	1,118	1,261	(143)	(11.3)
Pennsylvania bank shares tax	174	335	(161)	(48.1)
FDIC insurance	198	170	28	16.5
ATM/debit card processing	307	360	(53)	(14.7)
Telecommunications	98	106	(8)	(7.5)
Nonservice pension	(29)	69	(98)	(142.0)
Lease termination	495	—	495	NA
Other	888	760	128	16.8
Total noninterest expense	$12,648	$12,029	$619	5.1

Provision for Income Taxes

For the second quarter of 2023, the Corporation recorded a Federal income tax expense of $568 thousand compared to $595 thousand for the same quarter in 2022. The effective tax rate for the second quarter of 2023 was 16.0% compared to 14.3% for the same period in 2022. The federal statutory tax rate is 21% for 2023 and 2022.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022:

Tax equivalent net interest income increased $3.0 million to $26.6 million in the first half of 2023 compared to $23.6 million for the same period in 2022. A change in rates contributed $3.4 million to the increase which was offset by a balance sheet volume change of $431 thousand.

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

	For the Six Months Ended June 30,
	2023			2022

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$54,326	$1,214	4.50%	$173,937	$520	0.60%
Investment securities:
Taxable	402,784	6,796	3.40%	431,762	4,019	1.88%
Tax exempt	59,701	843	2.85%	86,980	1,324	3.07%
Investments	462,485	7,639	3.33%	518,741	5,343	2.08%
Loans:
Residential real estate 1-4 family:
First liens	157,841	3,423	4.37%	137,282	2,709	3.98%
Junior liens and lines of credit	72,926	1,931	5.34%	72,198	899	2.51%
Residential real estate - construction	21,456	591	5.56%	20,540	470	4.61%
Commercial real estate	586,218	14,894	5.12%	533,329	10,472	3.96%
Commercial	238,820	5,723	4.83%	242,065	4,505	3.75%
Consumer	6,165	252	8.23%	5,979	201	6.78%
Loans	1,083,426	26,814	4.99%	1,011,393	19,256	3.84%
Total interest-earning assets	1,600,237	$35,667	4.49%	1,704,071	$25,118	2.97%
Other assets	96,154			80,535
Total assets	$1,696,391			$1,784,606

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$458,211	$841	0.37%	$524,634	$302	0.12%
Money Management	560,672	6,054	2.18%	591,164	490	0.17%
Savings	123,527	94	0.15%	126,459	35	0.06%
Time	73,213	819	2.26%	68,457	139	0.41%
Total interest-bearing deposits	1,215,623	7,808	1.30%	1,310,714	966	0.15%

Subordinated notes	19,632	526	5.36%	19,596	523	5.34%
Short-term borrowings	33,094	728	4.44%	—	—	-
Total interest-bearing liabilities	1,268,349	9,062	1.44%	1,330,310	1,489	0.23%
Noninterest-bearing deposits	293,196			302,669
Other liabilities	14,472			9,641
Shareholders' equity	120,374			141,986
Total liabilities and shareholders' equity	$1,696,391			$1,784,606
T/E net interest income/Net interest margin		26,605	3.35%		23,629	2.80%
Tax equivalent adjustment		(573)			(710)
Net interest income		$26,032			$22,919

Net Interest Spread			3.05%			2.75%
Cost of Funds			1.17%			0.18%
Cost of Deposits			1.04%			0.12%

Provision for Credit Losses

For the first half of 2023, the provision for credit losses was $1.1 million allocated between the provision for loans of $991 thousand and the provision for unfunded commitments of $70 thousand. The provision for loan loss expense for the first half of 2022 was $0. The ACL ratio for loans was 1.28% at June 30, 2023 compared to 1.35% at December 31, 2022.

The ACL for unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2023, noninterest income decreased $1.2 million from the same period in 2022. Debit card income increased but was offset by a decrease in gains on sale of loans as the volume of mortgages sold decreased. Losses on the sale of investment securities of $1.1 million were taken as part of a portfolio restructuring.

The following table presents a comparison of noninterest income for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Investment and trust services fees	$3,793	$3,746	$47	1.3
Loan service charges	422	356	66	18.5
Gain on sale of loans	118	509	(391)	(76.8)
Deposit service charges and fees	1,199	1,257	(58)	(4.6)
Other service charges and fees	862	849	13	1.5
Debit card income	1,050	896	154	17.2
Increase in cash surrender value of life insurance	220	217	3	1.4
Net losses on sales of debt securities	(1,119)	(19)	(1,100)	5,789.5
Change in fair value of equity securities	(32)	15	(47)	(313.3)
Other	241	150	91	60.7
Total noninterest income	$6,754	$7,976	$(1,222)	(15.3)

Noninterest Expense

Noninterest expense for the first half of 2023 increased $1.4 million compared to the same period in 2022. Salary expense increased primarily due to a highly competitive labor market, while net occupancy increased from costs associated with the new headquarters and operations center that was put in service in July 2022. A lease termination expense was recorded in the second quarter of 2023 for $495 thousand. The lease termination was a long-term real estate lease held for a new community banking office that will not be constructed.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2023	2022	Amount	%
Salaries and employee benefits	$14,220	$13,410	$810	6.0
Net occupancy	2,222	1,952	270	13.8
Marketing and advertising	1,069	957	112	11.7
Legal and professional	1,005	999	6	0.6
Data processing	2,178	2,398	(220)	(9.2)
Pennsylvania bank shares tax	397	478	(81)	(16.9)
FDIC insurance	380	353	27	7.6
ATM/debit card processing	601	706	(105)	(14.9)
Telecommunications	197	199	(2)	(1.0)
Nonservice pension	(59)	138	(197)	(142.8)
Lease termination	495	—	495	NA
Other	1,962	1,706	256	15.0
Total noninterest expense	$24,667	$23,296	$1,371	5.9

Provision for Income Taxes

For the first half of 2023, the Corporation recorded a Federal income tax expense of $790 thousand compared to $1.0 million for the same period in 2022. The effective tax rate for the first half of 2023 was 11.2% and reflects the benefit of a $280 thousand tax credit recorded during the first half of 2023. Without the tax credit, the effective rate would have been 15.2% compared to 13.3% for the first half of 2022. The federal statutory tax rate is 21% for 2023 and 2022.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $64.8 million at June 30, 2023, a decrease of $100 thousand from the prior year-end balance of $64.9 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($46.9 million).

Investment Securities:

AFS Securities: The AFS securities portfolio has decreased $51.6 million on an amortized cost basis since year-end 2022. The portfolio is comprised primarily of mortgage and asset-backed securities issued by U.S. Agencies and municipal securities at approximately 32% and 31% of the portfolio fair value, respectively. The weighted average life of the portfolio was 5.5 years and the effective duration is 4.30%.

The AFS securities portfolio had a net unrealized loss of $57.3 million at June 30, 2023 compared to a net unrealized loss of $61.5 million at the prior year-end. This change was primarily due to the Bank realizing $1.1 million of losses due to restructuring of the portfolio and a decrease in long-term market interest rates. The portfolio averaged $454.4 million with a tax-equivalized yield of 3.29% for the three months ended June 30, 2023. This compares to an average of $511.5 million and a tax-equivalized yield of 2.22% for the same period in 2022. Impairment in the investment portfolio, measured by gross unrealized losses, was $57.3 million, compared to $61.5 million at December 31, 2022.

The municipal bond portfolio had the largest gross unrealized loss of $25.6 million, 45% of the total gross unrealized loss. The municipal bond portfolio is well diversified geographically (154 issuers) and is comprised primarily of general obligation bonds (68%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposure is in the states of Texas (15%), California (13%), Pennsylvania (12%), and Michigan (10%). The average rating of the municipal portfolio from Moody’s is AA. No municipal bonds are rated below investment grade.

The corporate portfolio is comprised predominantly of 46 fixed rate community bank issued subordinated notes with a fair value of $19.0 million and gross unrealized losses of $3.2 million. The majority of these securities are not rated.

The non-agency mortgage and asset-backed securities portfolio had a gross unrealized loss of $4.9 million. The majority of these securities, with a fair value of $44.7 million, are investment grade rated while the remaining $23.0 million of fair value are unrated. Many of these securities have credit enhancement in the form of subordination and overcollateralization.

At June 30, 2023, the Bank believes it will be able to collect all interest and principal due on impaired securities and the decline in fair value below amortized cost is due to changing interest rates and not due to credit related factors; therefore, the Bank has no allowance for credit loss for these investments. The Bank does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Restricted Stock at Cost: The Bank held $694 thousand of restricted stock at June 30, 2023. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $23.9 million over year-end 2022. For the first six months of 2023, the Bank originated $8.3 million of mortgages held for sale and sold $8.6 million through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($10.2 million), while loans for individuals to construct personal residences totaled $7.9 million at June 30, 2023. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $638.1 million from $566.7 million at the end of 2022. The largest sectors (by collateral) in the commercial real estate category are: apartment buildings ($105.7 million), hotels and motels ($82.4 million), office buildings ($80.7 million), shopping centers ($56.6 million), and development land ($50.0 million). Within the office building portfolio, approximately 27% of total office building exposure is to owner occupied properties. The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 12 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $92.0 million. At June 30, 2023, the Bank had $38.0 million in real estate construction loans funded with an interest reserve and capitalized $609 thousand of interest in 2023 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $5.0 million to $240.6 million at June 30, 2023, compared to $235.6 million at the end of 2022. At June 30, 2023, the balance of PPP loans was $78 thousand, down from $179 thousand at year-end. At June 30, 2023, the Bank had approximately $119.0 million in tax-free loans. The largest sectors (by industry) in the commercial category are: utilities ($43.2 million), public administration ($42.6 million), real estate rental and leasing ($24.8 million), manufacturing ($16.9 million) and retail trade ($16.7 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2023, the outstanding commercial participations were $83.8 million, or 8.8%, of commercial purpose loans and 7.3% of total gross loans compared to $70.6 million at December 31, 2022, or 8.0%, of commercial purpose loans and 6.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $110.5 million, compared to $90.0 million at December 31, 2022. The commercial loan participations are comprised of $21.7 million of Commercial loans and $62.1 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $6.3 million at June 30, 2023, compared to $6.2 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$106,546	$82,795	$23,751	28.7
Commercial first lien	63,218	61,702	1,516	2.5
Total first liens	169,764	144,497	25,267	17.5

Consumer junior liens and lines of credit	68,463	69,561	(1,098)	(1.6)
Commercial junior liens and lines of credit	3,888	4,127	(239)	(5.8)
Total junior liens and lines of credit	72,351	73,688	(1,337)	(1.8)
Total residential real estate 1-4 family	242,115	218,185	23,930	11.0

Residential real estate - construction
Consumer	7,868	13,908	(6,040)	(43.4)
Commercial	10,165	10,485	(320)	(3.1)
Total residential real estate construction	18,033	24,393	(6,360)	(26.1)

Commercial real estate	638,132	566,662	71,470	12.6
Commercial	240,555	235,602	4,953	2.1
Total commercial	878,687	802,264	76,423	9.5

Consumer	6,327	6,199	128	2.1
	1,145,162	1,051,041	94,121	9.0
Less: Allowance for credit losses	(14,615)	(14,175)	(440)	3.1
Net Loans	$1,130,547	$1,036,866	$93,681	9.0

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at June 30, 2023 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $10.0 million at June 30, 2023 compared to $11.6 million at December 31, 2022. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $102 thousand of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2023, the Bank had loans of $14.3 million (7.4% of total risk-based capital) that exceeded the supervisory limit, compared to 7.2% at year-end 2022.

Loan quality improved, as measured by nonaccrual loans with a balance of $102 thousand at June 30, 2023 compared to $120 thousand at December 31, 2022 and the nonperforming loan to total loans ratio remained the same at 0.01% at June 30, 2023 and December 31, 2022. Loans past due 90-days or more, but still accruing, totaled $94 thousand at June 30, 2023.

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

The ACL for loans is an estimate of the losses expected to be realized over the life of the loan portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated individually for expected credit losses (specific reserve), and 2) loans evaluated collectively for expected credit losses (pooled reserve). Management’s periodic evaluation of the adequacy of the ACL for loans is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on loans evaluated individually.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2023
Loans at June 30, 2023	$169,764	$72,351	$18,033	$638,132	$240,555	$6,327	$—	$1,145,162
Average Loans through June 30, 2023	157,841	72,926	21,456	586,218	238,820	6,165	—	1,083,426
Nonaccrual Loans at June 30, 2023	102	—	—	—	—	—	—	102
Allowance for Credit Loss at June 30, 2023	1,720	683	177	9,083	2,854	98	—	14,615
YTD Net (Charge-offs)/Recoveries at June 30, 2023	2	—	42	—	(8)	(51)	—	(15)

Loans/Total Gross Loans at June 30, 2023	15%	6%	2%	56%	21%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at June 30, 2023	0.06%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Credit Loss/Gross Loans at June 30, 2023	1.01%	0.94%	0.98%	1.42%	1.19%	1.55%	—	1.28%
Net (Charge-offs) Recoveries/Average Loans at June 30, 2023*	0.01%	0.00%	0.78%	0.00%	-0.01%	-3.31%	—	0.00%
Allowance for Credit Loss/Nonaccrual Loans at June 30, 2023								14328.43%

2022
Loans at December 31, 2022	$144,497	$73,688	$24,393	$566,662	$235,602	$6,199	$—	$1,051,041
Average Loans for 2022	139,577	73,200	21,737	550,772	241,395	5,938	—	1,032,619
Nonaccrual Loans at December 31, 2022	120	—	—	—	—	—	—	120
Allowance for Loan Losses at December 31, 2022	459	234	343	7,493	4,846	133	667	14,175
Net Recoveries/(Charge-offs) for 2022	28	2	—	(1,450)	(45)	(76)	—	(1,541)

Loans/Total Gross Loans at December 31, 2022	14%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2022	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Loan Loss/Gross Loans at December 31, 2022	0.32%	0.32%	1.41%	1.32%	2.06%	2.15%	—	1.35%
Net Recoveries(Charge-offs)/Average Loans for 2022	0.02%	0.00%	0.00%	-0.26%	-0.02%	-1.28%	—	-0.15%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2022								11812.50%

*Annualized

Deposits:

Total deposits decreased $38.3 million during the first six months of 2023 to $1.513 billion. Interest-bearing checking decreased by $51.5 million primarily in state/municipal deposits and savings decreased by $11.3 million, while the Bank’s Money Management increased $4.0 million. Time deposits increased $32.4 million as customers shifted to higher rate products. The Bank also added $8.6 million of brokered CDs, during the first half of 2023.

As of June 30, 2023, the Bank had deposits of $215.6 million placed in the IntraFi Network deposit program ($127.8 million in interest-bearing checking and $87.8 million in money management) and $6.4 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2023, the Bank’s reciprocal deposits were 13.7% of total liabilities compared to 12.7% at year-end 2022.

The Bank estimates that approximately 91% of its deposits are FDIC insured or collateralized as of June 30, 2023.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing checking	$287,385	$299,231	$(11,846)	(4.0)

Interest-bearing checking	445,003	496,533	(51,530)	(10.4)
Money management	573,582	569,585	3,997	0.7
Savings	117,423	128,709	(11,286)	(8.8)
Total interest-bearing checking and savings	1,136,008	1,194,827	(58,819)	(4.9)

Time deposits	89,742	57,390	32,352	56.4
Total deposits	$1,513,135	$1,551,448	$(38,313)	(2.5)

Overdrawn deposit accounts reclassified as loans	$158	$103

Borrowings:

At June 30, 2023, the Bank had $70.0 million borrowed from the Federal Reserve’s Bank Term Funding Program to temporarily support its liquidity position. This borrowing is comprised of $50.0 million with a rate of 4.38% due March 22, 2024, and $20.0 million with a rate of 4.71% due May 10, 2024. At June 30, 2023, the fair value of debt securities pledged for the BTFP was $69.7 million.

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

Shareholders’ Equity:

Total shareholders’ equity increased $5.6 million to $119.86 million as of June 30, 2023 from December 31, 2022. Retained earnings increased $3.6 million in 2023 and accumulated other comprehensive income (AOCI) increased $3.3 million as the fair value of the investment portfolio increased during 2023. The increase in retained earnings was from net earnings of $6.3 million partially offset by cash dividends of $2.8 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $295 thousand in new capital from optional cash contributions and $516 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 44.77% for the first six months of 2023 compared to 43.22% for the first six months of 2022.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the second quarter of 2023, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the first quarter of 2023. On July 13, 2023, the Board of Directors declared a $0.32 per share regular quarterly dividend for the third quarter of 2023, which will be paid on August 23, 2023.

On December 15, 2022, the Board of Directors authorized the 2022 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 22, 2022 and expiring on December 21, 2023. The Corporation repurchased 74,306 shares during the second quarter of 2023. A total of 85,906 shares have been repurchased under the current plan. The Corporation is monitoring the market and intends to repurchase shares when and if the opportunity arises in accordance with applicable law, regulations and plan authorizations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2023 was 7.50% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	13.88%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.25%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	13.88%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	14.25%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	16.84%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	15.50%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.39%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.64%	9.21%	4.00%	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 260,000 in Cumberland County. Unemployment in the Bank’s market area ranged from 2.0% in Washington County, MD to 3.8% in Huntingdon County, as of the end of April 2023. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan` sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered ($216.5 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major funding source for the Bank. There are no current indicators that lead the Bank to believe the FHLB would discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events would occur, it would have a negative effect on the Bank, and it is unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has established credit at the Federal Reserve Discount Window and at correspondent banks. At June 30, 2023 the Bank had an outstanding balance of $70.0 million from the Federal Reserve’s Bank Term Funding Program to temporarily support its liquidity position.

The following table shows the Bank’s available liquidity at June 30, 2023.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$420,487	$—	$420,487
Federal Reserve Bank Discount Window	56,941	—	56,941
Fed Bank Term Funding Program	74,121	70,000	4,121
Correspondent Banks	56,000	—	56,000
Total	$607,549	$70,000	$537,549

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. At June 30, 2023, the ACL-unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. The ACL-unfunded commitments is reported in Other Liabilities on the Consolidated Balance Sheet.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$356,488	$275,867
Consumer commitments to extend credit (secured)	95,459	93,124
Consumer commitments to extend credit (unsecured)	4,907	5,247
	$456,854	$374,238
Standby letters of credit	$28,264	$30,734

ACL - Unfunded Commitments*	$1,957	$1,475
*Reported in Other Liabilities on the Consolidated Balance Sheet

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2023. For more information on market risk refer to the Corporation’s 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

In management’s opinion, there are no other legal proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material to the Corporation’s financial condition or results of operations. No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2023 except as described below. For more information, refer to the Corporation’s 2022 Annual Report on Form 10-K.

Recent Negative Developments Affecting the Banking Industry, Including Recent Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Corporation.

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at various additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2022, the Board of Directors authorized the 2022 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 22, 2022 and expiring on December 21, 2023. The following table presents the activity under this plan during the second quarter of 2023.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
April 2023	21,367	$29.75	$635,626	117,033
May 2023	17,348	$26.15	453,642	99,685
June 2023	35,591	$28.30	988,534	64,094
	74,306		$2,077,802

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

Franklin Financial Services Corporation

August 10, 2023	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

August 10, 2023	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)