Form 10-Q
period 2023-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2023-11-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

There were 4,361,559 outstanding shares of the Registrant’s common stock as of October 31, 2023.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$20,113	$17,883
Short-term interest-earning deposits in other banks	53,840	47,016
Total cash and cash equivalents	73,953	64,899
Long-term interest-earning deposits in other banks	7,728	13,975
Debt securities available for sale, at fair value	458,276	486,836
Equity securities	386	411
Restricted stock	2,294	644
Loans held for sale	792	283
Loans	1,206,850	1,051,041
Allowance for credit losses	(15,528)	(14,175)
Net Loans	1,191,322	1,036,866
Premises and equipment, net	29,026	30,026
Right of use asset	4,830	6,010
Bank owned life insurance	22,644	22,311
Goodwill	9,016	9,016
Deferred tax asset, net	14,877	15,630
Other assets	12,766	12,672
Total assets	$1,827,910	$1,699,579

Liabilities
Deposits
Noninterest-bearing checking	$295,181	$299,231
Money management, savings, and interest checking	1,161,927	1,194,827
Time	110,306	57,390
Total deposits	1,567,414	1,551,448
Federal Reserve Bank borrowings	70,000	—
FHLB advances	40,000	—
Subordinate notes	19,653	19,623
Lease liability	4,960	6,144
Other liabilities	11,114	8,167
Total liabilities	1,713,141	1,585,382

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,361,511 shares outstanding at September 30, 2023 and
4,710,972 shares issued and 4,390,397 shares outstanding at December 31, 2022	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,512	43,535
Retained earnings	131,919	125,892
Accumulated other comprehensive loss	(55,834)	(51,287)
Treasury stock, 349,461 shares at September 30, 2023 and 320,575 shares at
December 31, 2022, at cost	(9,539)	(8,654)
Total shareholders' equity	114,769	114,197
Total liabilities and shareholders' equity	$1,827,910	$1,699,579

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$15,308	$10,767	$41,712	$29,589
Interest and dividends on investments:
Taxable interest	3,838	2,728	10,615	6,739
Tax exempt interest	277	521	956	1,570
Dividend income	11	5	30	14
Interesting-earnings deposits in other banks	720	1,022	1,934	1,542
Total interest income	20,154	15,043	55,247	39,454
Interest expense
Deposits	5,127	717	12,934	1,684
Federal Reserve Bank borrowings	789	—	1,518	—
FHLB advances	267	—	267	—
Subordinate notes	264	263	790	787
Total interest expense	6,447	980	15,509	2,471
Net interest income	13,707	14,063	39,738	36,983
Provision for credit losses - loans	866	—	1,857	—
Provision for credit losses - unfunded commitments	9	—	79	—
Net interest income after credit loss expense	12,832	14,063	37,802	36,983
Noninterest income
Investment and trust services fees	1,783	1,661	5,576	5,407
Loan service charges	235	177	658	533
Gain on sale of loans	33	183	150	692
Deposit service charges and fees	649	629	1,848	1,885
Other service charges and fees	472	443	1,334	1,293
Debit card income	568	497	1,618	1,393
Increase in cash surrender value of Bank owned life insurance	114	109	333	326
Net losses on sales of debt securities	—	(15)	(1,119)	(34)
Change in fair value of equity securities	7	(61)	(25)	(46)
Other	152	40	393	190
Total noninterest income	4,013	3,663	10,766	11,639
Noninterest Expense
Salaries and employee benefits	6,982	7,050	21,202	20,403
Net occupancy	1,093	1,124	3,315	3,077
Marketing and advertising	531	433	1,600	1,391
Legal and professional	588	581	1,593	1,580
Data processing	1,300	1,146	3,478	3,544
Pennsylvania bank shares tax	174	335	571	813
FDIC Insurance	230	197	610	550
ATM/debit card processing	320	359	920	1,065
Telecommunications	103	114	300	313
Nonservice pension	(29)	69	(88)	207
Lease termination	—	—	495	—
Other	906	792	2,868	2,553
Total noninterest expense	12,198	12,200	36,864	35,496
Income before federal income taxes	4,647	5,526	11,704	13,126
Federal income tax expense	788	895	1,577	1,905
Net income	$3,859	$4,631	$10,127	$11,221
Per share
Basic earnings per share	$0.89	$1.05	$2.31	$2.53
Diluted earnings per share	$0.88	$1.05	$2.31	$2.52

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2023	2022	2023	2022
Net Income	$3,859	$4,631	$10,127	$11,221

Debt Securities:
Unrealized losses arising during the period	(9,966)	(20,409)	(6,874)	(69,090)
Reclassification adjustment for losses included in net income (1)	—	15	1,119	34
Net unrealized losses	(9,966)	(20,394)	(5,755)	(69,056)
Tax effect	2,093	4,283	1,208	14,502
Net of tax amount	(7,873)	(16,111)	(4,547)	(54,554)

Total other comprehensive loss	(7,873)	(16,111)	(4,547)	(54,554)

Total Comprehensive (Loss) Income	$(4,014)	$(11,480)	$5,580	$(43,333)

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the first nine months ended September 30, 2023 and 2022

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770
Net income		—	—	3,859	—	—	3,859
Other comprehensive income		—	—	—	(7,873)	—	(7,873)
Cash dividends declared, $0.32 per share		—	—	(1,392)	—	—	(1,392)
Treasury shares issued under dividend reinvestment plan	9,613	—	13	—	—	263	276
Stock Compensation Plans:
Treasury shares issued	1,910	—	(36)	—	—	52	16
Compensation expense		—	113	—	—	—	113
Balance at September 30, 2023	4,361,511	$4,711	$43,512	$131,919	$(55,834)	$(9,539)	$114,769

Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	10,127	—	—	10,127
Other comprehensive income		—	—	—	(4,547)	—	(4,547)
Cash dividends declared, $0.96 per share		—	—	(4,198)	—	—	(4,198)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	38,292	—	45	—	—	1,042	1,087
Stock Compensation Plans:
Treasury shares issued	17,236	—	(434)	—	—	467	33
Compensation expense		—	366	—	—	—	366
Balance at September 30, 2023	4,361,511	$4,711	$43,512	$131,919	$(55,834)	$(9,539)	$114,769

Balance at July 1, 2022	4,422,280	$4,711	$43,248	$120,354	$(38,990)	$(7,526)	$121,797
Net income		—	—	4,631	—	—	4,631
Other comprehensive income		—	—	—	(16,111)	—	(16,111)
Cash dividends declared, $0.32 per share		—	—	(1,406)	—	—	(1,406)
Acquisition of treasury stock	(38,409)	—	—	—	—	(1,202)	(1,202)
Treasury shares issued under dividend reinvestment plan	9,245	—	49	—	—	246	295
Stock Compensation Plans:
Treasury shares issued	2,534	—	(51)	—	—	67	16
Compensation expense		—	131	—	—	—	131
Balance at September 30, 2022	4,395,650	$4,711	$43,377	$123,579	$(55,101)	$(8,415)	$108,151

Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065
Net income		—	—	11,221	—	—	11,221
Other comprehensive income		—	—	—	(54,554)	—	(54,554)
Cash dividends declared, $0.96 per share		—	—	(4,254)	—	—	(4,254)
Acquisition of treasury stock	(86,449)	—	—	—	—	(2,664)	(2,664)
Treasury shares issued under dividend reinvestment plan	29,757	—	176	—	—	766	942
Stock Compensation Plans:
Treasury shares issued	10,899	—	(236)	—	—	279	43
Compensation expense		—	352	—	—	—	352
Balance at September 30, 2022	4,395,650	$4,711	$43,377	$123,579	$(55,101)	$(8,415)	$108,151

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$10,127	$11,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,506	1,049
Net amortization of loans and investment securities	1,891	3,207
Amortization of subordinate debt issuance costs	30	27
Provision for credit losses	1,936	—
Change in fair value of equity securities	25	46
Realized losses on sales of debt securities	1,119	34
Loans originated for sale	(10,686)	(40,342)
Proceeds from sale of loans	10,327	41,512
Gain on sale of loans held for sale	(150)	(692)
Increase in cash surrender value of life insurance	(333)	(326)
Change in fair value of derivative	(3)	(17)
Stock based compensation	366	352
Decrease in other assets	1,563	1,679
Increase (decrease) in other liabilities	2,924	(4)
Net cash provided by operating activities	20,642	17,746
Cash flows from investing activities
Net decrease (increase) in long-term interest-earning deposits in other banks	6,247	(1,984)
Proceeds from sales and calls of investment securities available for sale	40,117	1,082
Proceeds from maturities and pay-downs of securities available for sale	24,779	31,013
Purchase of investment securities available for sale	(45,419)	(66,499)
Net increase in restricted stock	(1,650)	(149)
Net increase in loans	(155,677)	(49,886)
Capital expenditures	(479)	(11,007)
Net cash used in investing activities	(132,082)	(97,430)
Cash flows from financing activities
Net (decrease) increase in demand deposits, interest-bearing checking, and savings accounts	(36,950)	135,019
Net increase (decrease) in time deposits	52,916	(14,395)
Net increase in short-term borrowings	110,000	—
Dividends paid	(4,198)	(4,254)
Purchase of Treasury shares	(2,394)	(2,664)
Cash received from option exercises	33	43
Treasury shares issued under dividend reinvestment plan	1,087	942
Net cash provided by financing activities	120,494	114,691
Increase in cash and cash equivalents	9,054	35,007
Cash and cash equivalents at the beginning of the period	64,899	175,149
Cash and cash equivalents at the end of the period	$73,953	$210,156
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$12,865	$2,208
Income taxes	1,338	58
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	$—	$1,867
Noncash extinguishment of lease liability	537	—
Noncash decrease in right-of-use asset	507	—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2023, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K. The consolidated results of operations for the first nine-month period ended September 30, 2023 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2023	2022	2023	2022
Weighted average shares outstanding (basic)	4,355	4,401	4,377	4,432
Impact of common stock equivalents	14	23	14	21
Weighted average shares outstanding (diluted)	4,369	4,424	4,391	4,453
Anti-dilutive options excluded from calculation	49	29	49	30
Net income	$3,859	$4,631	$10,127	$11,221
Basic earnings per share	$0.89	$1.05	$2.31	$2.53
Diluted earnings per share	$0.88	$1.05	$2.31	$2.52

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

	The following table illustrates the impact of ASC 326:
			As Reported	Pre-ASC	Impact of
			Under	326	ASC 326
			ASC 326	Adoption	Adoption
	(Dollars in thousands)
	Assets:
		Loans
		First liens - residential real estate	$1,555	$459	$1,096
		Junior liens & lines of credit - residential real estate	727	234	493
		Construction	248	343	(95)
		Commercial real estate	8,077	7,493	584
		Commercial	2,939	4,846	(1,907)
		Consumer	93	133	(40)
		Unallocated	—	667	(667)
		Allowance for credit losses on loans	$13,639	$14,175	$(536)

	Liabilities:
		Allowance for credit losses on OBS credit exposures	$1,887	$1,475	$412

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

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022

Net unrealized losses on debt securities	$(67,252)	$(61,497)
Tax effect	14,122	12,914
Net of tax amount	$(53,130)	$(48,583)

Accumulated pension adjustment	$(3,423)	$(3,423)
Tax effect	719	719
Net of tax amount	$(2,704)	$(2,704)

Total accumulated other comprehensive (loss)	$(55,834)	$(51,287)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2023	cost	gains	losses	Value
U.S. Treasury	$83,672	$—	$(12,531)	$71,141
Municipal	161,659	—	(32,942)	128,717
Corporate	26,331	—	(3,348)	22,983
Agency mortgage & asset-backed	147,099	81	(12,810)	134,370
Non-Agency mortgage & asset-backed	106,767	7	(5,709)	101,065
Total	$525,528	$88	$(67,340)	$458,276

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2022	cost	gains	losses	value
U.S. Treasury	$101,980	$—	$(11,723)	$90,257
Municipal	186,007	14	(30,566)	155,455
Corporate	26,316	—	(2,077)	24,239
Agency mortgage & asset-backed	163,274	19	(12,358)	150,935
Non-Agency mortgage & asset-backed	70,756	1	(4,807)	65,950
Total	$548,333	$34	$(61,531)	$486,836

At September 30, 2023 and December 31, 2022, the fair value of debt securities pledged to secure public funds and trust deposits totaled $199.1 million and $208.9 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	44,354	38,583
Due after five years through ten years	117,050	97,821
Due after ten years	110,258	86,437
	271,662	222,841
Mortgage & asset-backed	253,866	235,435
	$525,528	$458,276

The composition of the net realized gains (losses) on debt securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds	$—	$1,000	$40,117	$1,082
Gross gains realized	$—	$—	$12	$—
Gross losses realized	—	(15)	(1,131)	(34)
Net (losses) gains realized	$—	$(15)	$(1,119)	$(34)

Tax benefit (provision) on net (losses) gains realized	$—	$3	$235	$7

Impairment:

The debt securities portfolio contained 578 securities with $448.9 million of temporarily impaired fair value and $67.3 million in unrealized losses at September 30, 2023. The total unrealized loss position has increased $5.8 million since year-end 2022 due primarily to an increase in long-term interest rates during the period despite the Bank realizing $1.1 million of losses due to restructuring of the portfolio.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The impairment identified on debt securities and subject to evaluation at September 30, 2023, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments. During 2023, approximately $40 million of securities was sold as part of a portfolio restructuring to take advantage of higher market interest rates. The realized loss on these sales was $1.1 million.

The following table reflects impairment in the AFS portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$71,141	$(12,531)	28	$71,141	$(12,531)	28
Municipal	810	(193)	2	127,907	(32,749)	166	128,717	(32,942)	168
Corporate	1,483	(167)	5	21,500	(3,181)	46	22,983	(3,348)	51
Agency mortgage & asset-backed	7,716	(195)	22	120,909	(12,615)	228	128,625	(12,810)	250
Non-Agency mortgage & asset-backed	49,219	(859)	25	48,230	(4,850)	56	97,449	(5,709)	81
Total temporarily impaired	$59,228	$(1,414)	54	$389,687	$(65,926)	524	$448,915	$(67,340)	578

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$17,598	$(183)	3	$72,659	$(11,540)	28	$90,257	$(11,723)	31
Municipal	73,644	(9,586)	90	80,503	(20,980)	104	154,147	(30,566)	194
Corporate	12,221	(851)	25	10,368	(1,226)	21	22,589	(2,077)	46
Agency mortgage & asset-backed	55,393	(2,747)	139	88,953	(9,611)	113	144,346	(12,358)	252
Non-Agency mortgage & asset-backed	49,301	(3,092)	52	14,207	(1,715)	16	63,508	(4,807)	68
Total temporarily impaired	$208,157	$(16,459)	309	$266,690	$(45,072)	282	$474,847	$(61,531)	591

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At September 30, 2023 and December 31, 2022, this investment was reported at fair value of $386 thousand and $411 thousand, respectively, with changes in value reported through income.

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

Consumer

These loans are made for a variety of reasons to consumers and include term loans and personal lines-of credit. The loans may be secured or unsecured. Repayment is primarily dependent on the income of the borrower and to a lesser extent the sale of collateral. The underwriting of these loans is based on the consumer’s ability and willingness to repay and is determined by the borrower’s employment history, current financial condition and credit history. Collateral for these loans, if any, usually depreciates quickly and therefore, may not be adequate to repay the loan if it is repossessed. Therefore, the overall health of the economy, including unemployment rates and wages, will have an effect on the credit quality in this loan class.

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Residential Real Estate 1-4 Family
Consumer first liens	$124,289	$82,795
Commercial first lien	62,942	61,702
Total first liens	187,231	144,497

Consumer junior liens and lines of credit	68,141	69,561
Commercial junior liens and lines of credit	3,685	4,127
Total junior liens and lines of credit	71,826	73,688
Total residential real estate 1-4 family	259,057	218,185

Residential real estate - construction
Consumer	11,264	13,908
Commercial	9,820	10,485
Total residential real estate construction	21,084	24,393

Commercial real estate	671,182	566,662
Commercial	249,119	235,602
Total commercial	920,301	802,264

Consumer	6,408	6,199
	1,206,850	1,051,041
Less: Allowance for credit losses	(15,528)	(14,175)
Net Loans	$1,191,322	$1,036,866

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,651	$2,027

Loans pledged as collateral for borrowings and commitments from:
FHLB	$651,297	$585,601
Federal Reserve Bank	85,595	92,922
	$736,892	$678,523

Paycheck Protection Program (included in commercial loans)	$68	$179

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower, or the extension or renewal options are included int eh original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank measures the Allowance for Credit Loss (ACL) using the following inputs to calculate the quantitative component for the pool:

•Segregating loans into homogeneous pools by the FRB Call Code which is primarily a collateral-based and secondarily a purpose-based segmentation.

•The average remaining life of each pool is calculated using the weighted average remaining maturity method (WARM). The WARM method produces an estimated remaining balance by pool, by year, until maturity.

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next four quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next four quarters.

•The historical peer credit loss rate is applied to each WARM bucket through the initial four quarter forecast period.

•At the end of the four quarter forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

The qualitative component for the pool utilizes a risk matrix comprised of eight risk factors and assigns a risk level to each factor. The risk factors consider changes in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. The risk factors are weighted to reflect Management’s estimate of how the factor affects potential losses. The risk levels within each factor are measured in basis points and range from minimal risk to very high risk and are determined independently for commercial loans, residential mortgage loans and consumer loans.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at September 30, 2023 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands, except per share)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$7,702	$9,386	$11,426	$9,807	$2,454	$23,930	$1,824	$—	$66,529
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	98	—	—	98
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	7,702	9,386	11,426	9,807	2,454	24,028	1,824	—	66,627
Consumer:
Performing	37,186	30,157	15,746	10,893	5,684	29,605	42,554	20,605	192,430
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	37,186	30,157	15,746	10,893	5,684	29,605	42,554	20,605	192,430
Total	$44,888	$39,543	$27,172	$20,700	$8,138	$53,633	$44,378	$20,605	$259,057
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$3,420	$2,849	$1,503	$229	$—	$1,819	$—	$—	$9,820
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	3,420	2,849	1,503	229	—	1,819	—	—	9,820
Consumer:
Performing	7,434	3,830	—	—	—	—	—	—	11,264
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	7,434	3,830	—	—	—	—	—	—	11,264
Total	$10,854	$6,679	$1,503	$229	$—	$1,819	$—	$—	$21,084
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$140,948	$118,484	$99,775	$41,944	$39,762	$219,830	$5,310	$—	$666,053
OAEM (6)	—	—	—	—	—	2,203	144	—	2,347
Substandard (7)	—	—	—	—	—	2,732	50	—	2,782
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$140,948	$118,484	$99,775	$41,944	$39,762	$224,765	$5,504	$—	$671,182
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$28,531	$35,229	$47,478	$23,762	$4,121	$65,513	$39,315	$—	$243,949
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	116	340	—	—	—	3,642	1,072	—	5,170
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$28,647	$35,569	$47,478	$23,762	$4,121	$69,155	$40,387	$—	$249,119
Current period gross charge-offs	$(8)	$—	$(81)	$—	$—	$—	$—	$—	$(89)

Consumer:
Performing	1,421	759	2,053	181	114	8	1,858	—	6,394
Nonperforming	—	—	—	—	—	—	14	—	14
Total	$1,421	$759	$2,053	$181	$114	$8	$1,872	$—	$6,408
Current period gross charge-offs	$(37)	$(16)	$(10)	$(2)	$(6)	$—	$(26)	$—	$(97)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2023:

(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing
September 30, 2023
Residential Real Estate 1-4 Family
First liens	$98	$—	$—
Junior liens and lines of credit	—	—	—
Total	98	—	—
Residential real estate - construction	—	—	—
Commercial real estate	—	—	—
Commercial	115	—	—
Consumer	—	—	14
Total	$213	$—	$14

The following table reports the risk rating for those loans in the portfolio that were assigned an individual risk rating at December 31, 2022:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total

December 31, 2022
Residential Real Estate 1-4 Family
First liens	$144,377	$—	$120	$—	$144,497
Junior liens and lines of credit	73,688	—	—	—	73,688
Total	218,065	—	120	—	218,185
Residential real estate - construction	24,393	—	—	—	24,393
Commercial real estate	562,665	1,095	2,902	—	566,662
Commercial	228,085	2,751	4,766	—	235,602
Consumer	6,199	—	—	—	6,199
Total	$1,039,407	$3,846	$7,788	$—	$1,051,041

At September 30, 2023 the Bank had $0 of residential properties in the process of foreclosure compared to $94 thousand at December 31, 2022. The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due
				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
September 30, 2023
Residential Real Estate 1-4 Family
First liens	$21	$232	$98	$351	$186,880	$187,231
Junior liens and lines of credit	399	—	—	399	71,427	71,826
Total	420	232	98	750	258,307	259,057
Residential real estate - construction	—	—	—	—	21,084	21,084
Commercial real estate	311	—	—	311	670,871	671,182
Commercial	662	—	115	777	248,342	249,119
Consumer	10	16	14	40	6,368	6,408
Total	$1,403	$248	$227	$1,878	$1,204,972	$1,206,850

					Total
					Past Due &		Total
December 31, 2022	30-59 Days	60-89 Days	90 Days+	Nonaccrual	Nonaccrual	Current	Loans
Residential Real Estate 1-4 Family
First liens	$340	$177	$—	$120	$637	$143,860	$144,497
Junior liens and lines of credit	490	—	—	—	490	73,198	73,688
Total	830	177	—	120	1,127	217,058	218,185
Residential real estate - construction	—	—	—	—	—	24,393	24,393
Commercial real estate	649	—	—	—	649	566,013	566,662
Commercial	681	50	—	—	731	234,871	235,602
Consumer	29	5	13	—	47	6,152	6,199
Total	$2,189	$232	$13	$120	$2,554	$1,048,487	$1,051,041

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615
Charge-offs	—	—	—	—	(2)	(21)	—	(23)
Recoveries	—	—	4	—	15	51	—	70
Provision	(519)	(265)	61	1,124	503	(38)	—	866
ACL at September 30, 2023	$1,201	$418	$242	$10,207	$3,370	$90	$—	$15,528

ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(56)
Charge-offs	—	—	—	—	(89)	(97)	—	(186)
Recoveries	2	—	46	—	94	76	—	218
Provision	(356)	(309)	(52)	2,130	426	18	—	1,857
ACL at September 30, 2023	$1,201	$418	$242	$10,207	$3,370	$90	$—	$15,528

ALL at June 30, 2022	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015
Charge-offs	—	—	—	—	(6)	(33)	—	(39)
Recoveries	—	1	—	—	8	4	—	13
Provision	(4)	3	75	9	(33)	38	(88)	—
ALL at September 30, 2022	$461	$249	$364	$8,105	$5,045	$128	$637	$14,989

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	—	(69)	(79)	—	(168)
Recoveries	47	2	—	—	20	22	—	91
Provision	(41)	(5)	39	(63)	(33)	55	48	—
ALL at September 30, 2022	$461	$249	$364	$8,105	$5,045	$128	$637	$14,989

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

At September 30, 2023, there were no loans evaluated individually for the ACL.

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

No loan modifications were made to borrowers experiencing financial difficulties during the first nine months of 2023.

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

Note 7. Leases

The Corporation leases various assets in the course of its operations that are subject to recognition on the balance sheet. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets may include equipment, and buildings and land (collectively real estate). The equipment leases are shorter-term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised. The real estate leases are longer-term an may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability. There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced. The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term. Operating lease expense is included in net occupancy expense in the consolidated statements of income.

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$191	$193	$619	$566
Short-term lease cost	4	44	12	296
Variable lease cost	36	40	110	95
Total lease cost	$231	$277	$741	$957

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$602	$550

Weighted-average remaining lease term (years)	11.9	12.1
Weighted-average discount rate	3.38%	3.35%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2023 are as follows:

(Dollars in thousands)

2023	$188
2024	717
2025	666
2026	564
2027	421
2028 and beyond	3,598
Undiscounted cash flow	6,154
Imputed Interest	(1,194)
Total lease liability	$4,960

A lease termination expense of $495 thousand was recorded in the second quarter of 2023. The lease termination was a long-term real estate lease held for a new community banking office that will not be constructed. Due to the lease termination, the right of use asset decreased $507 thousand and the lease liability decreased $537 thousand.

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at September 30, 2023 and December 31, 2022.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	September 30, 2023			December 31, 2022
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,318	Other Liabilities	$1	$6,465	Other Liabilities	$3
Total derivatives not designated as hedging instruments			$1			$3

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Other Contracts	Other income	$2	$4	$3	$17

As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Components of net periodic cost:
Service cost	$54	$86	$162	$257
Interest cost	202	168	605	504
Expected return on plan assets	(231)	(249)	(693)	(746)
Recognized net actuarial loss	—	150	—	449
Total pension expense	$25	$155	$74	$464

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans was taken in the third quarter of 2023. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	Fair Value at September 30, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$386	$—	$—	$386

Available for sale:
U.S. Treasury	71,141	—	—	71,141
Municipal	—	128,717	—	128,717
Corporate	—	22,983	—	22,983
Agency mortgage & asset-backed	—	134,370	—	134,370
Non-Agency mortgage & asset-backed	—	101,065	—	101,065
Total assets	$71,527	$387,135	$—	$458,662

(Dollars in thousands)	Fair Value at December 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$411	$—	$—	$411

Available for sale:
U.S. Treasury	90,257	—	—	90,257
Municipal	—	155,455	—	155,455
Corporate	—	24,239	—	24,239
Agency mortgage and asset-backed	—	150,935	—	150,935
Non-Agency mortgage and asset-backed	—	65,950	—	65,950
Total assets	$90,668	$396,579	$—	$487,247

The fair value of derivative liabilities measured at fair value at September 30, 2023 and December 31, 2022 was $1 thousand during each period and was considered immaterial.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2023.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$73,953	$73,953	$73,953	$—	$—
Long-term interest-earning deposits in other banks	7,728	7,728	7,728	—	—
Loans held for sale	792	792	—	792	—
Net loans	1,191,322	1,131,171	—	—	1,131,171
Accrued interest receivable	6,764	6,764	—	—	6,764

Financial liabilities:
Deposits	$1,567,414	$1,566,099	$—	$1,566,099	$—
Federal Reserve Bank borrowings	70,000	69,597		69,597
FHLB advances	40,000	40,117	—	40,117	—
Subordinate notes	19,653	18,119	—	18,119	—
Accrued interest payable	2,836	2,836	—	2,836	—

	December 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,899	$64,899	$64,899	$—	$—
Long-term interest-earning deposits in other banks	13,975	13,975	13,975	—	—
Loans held for sale	283	287	—	287	—
Net loans	1,036,866	986,141	—	—	986,141
Accrued interest receivable	6,354	6,354	—	—	6,354

Financial liabilities:
Deposits	$1,551,448	$1,550,030	$—	$1,550,030	$—
Subordinate notes	19,623	17,876	—	17,876	—
Accrued interest payable	192	192	—	192	—

Note 12. Deposits

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$295,181	$299,231

Interest-bearing checking	465,897	496,533
Money management	585,872	569,585
Savings	110,158	128,709
Total interest-bearing checking and savings	1,161,927	1,194,827

Time deposits	110,306	57,390
Total deposits	$1,567,414	$1,551,448

Overdrawn deposit accounts reclassified as loans	$120	$103

Time deposits greater than $250,000 at September 30, 2023 and December 31, 2022 were $30.0 million and $8.8 million, respectively.

Note 13. Borrowings

At September 30, 2023, the Bank had $70.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) to temporarily support its liquidity position and $40.0 million in short-term borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB). The BTFP borrowing is comprised of $50.0 million with a rate of 4.38% due March 22, 2024, and $20.0 million with a rate of 4.71% due May 10, 2024. At September 30, 2023, the fair value of debt securities pledged for the BTFP was $79.8 million. The FHLB borrowings have a blended rate of 5.80% and are due during the third quarter of 2024.

At September 30, 2023, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $347 thousand at September 30, 2023, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2023 was 6.28% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.43%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	13.03%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.43%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	13.03%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.16%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	14.28%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.10%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.53%	9.21%	4.00%	5.00%

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

The following table presents Investment and Trust Service Fees for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
Investment and Trust Service Fees	2023	2022	2023	2022

Asset Management Fees	$1,660	$1,519	$5,141	$4,888
Estate Management Fees	65	113	218	415
Commissions	58	29	217	104
Total	$1,783	$1,661	$5,576	$5,407

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$318,116	$275,867
Consumer commitments to extend credit (secured)	101,059	93,124
Consumer commitments to extend credit (unsecured)	4,970	5,247
	$424,145	$374,238
Standby letters of credit	$28,341	$30,734

ACL - Unfunded Commitments*	$1,965	$1,475
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

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. Upon adoption, $412 thousand was added to the allowance for credit losses (ACL) – unfunded commitments. For the third quarter of 2023, the provision for credit losses-unfunded commitments was $9 thousand compared to $0 for the third quarter of 2022. Year-to-date 2023, the provision for credit losses on unfunded commitments was $79 thousand compared to $0 for the same period in 2022.

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2023, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the First Nine Months Ended September 30, 2023 and 2022

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in the rates of inflation and the effects of inflation, changes in interest rates, ongoing disruption in the financial services industry caused by the bank failures and continuing uncertainty of various banks, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors. We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.

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

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At September 30, 2023 and December 31, 2022, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

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

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next four quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next four quarters.

•The historical peer credit loss rate is applied to each WARM bucket though the initial four quarter forecast period.

•At the end of the forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

The qualitative component for the pool utilizes a risk matrix comprised of eight risk factors and assigns a risk level to each factor. The risk factors consider changes in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. The risk factors are weighted to reflect Management’s estimate of how the factor affects potential losses. The risk levels within each factor are measured in basis points and range from minimal risk to very high risk and are determined independently for commercial loans, residential mortgage loans and consumer loans.

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

Results of Operations

Summary

Franklin Financial Services Corporation reported consolidated earnings of $3.9 million ($0.88 per diluted share) for the third quarter of 2023 compared to $4.6 million ($1.05 per diluted share) for the same period in 2022. Year-to-date 2023 net income was $10.1 million ($2.31 per diluted share) compared to $11.2 million ($2.52 per diluted share) for the same nine-month period in 2022, a decrease of 9.7%.

A summary of operating results for the third quarter and year-to-date 2023 are as follows:

•Net income for the third quarter of 2023 was $3.9 million ($0.88 per diluted share) compared to $3.0 million ($0.68 per diluted share) for the second quarter of 2023 (an increase of 22.9%), and $4.6 million ($1.05 per diluted share) for the third quarter of 2022 (a decrease of 16.7%).

•For the third quarter of 2023, the provision for credit losses was $875 thousand compared to $524 thousand for the second quarter of 2023 and $0 for the third quarter of 2022.

•Net income year-to-date for 2023 was $10.1 million ($2.31 per diluted share) compared to $11.2 million ($2.52 per diluted share) for the same period in 2022, a decrease of 9.7%. As compared to the prior year-to-date results, 2023 was affected by a loss of $1.1 million on securities sales, a lease termination expense of $495 thousand and an increase of $1.9 million in the provision for credit losses.

•Total net loans increased 5.4% from the end of the second quarter of 2023 and 14.9% from December 31, 2022.

•Total deposits increased 3.6% from the end of the second quarter of 2023, and 1.0% from December 31, 2022.  Borrowings from the Federal Reserve and FHLB totaled $110.0 million at September 30, 2023.

•For the year-to-date period, Return on Average Assets (ROA) was 0.78%, Return on Average Equity (ROE) was 11.25% and the Net Interest Margin (NIM) was 3.33%, compared to ROA of 0.83%, ROE of 11.12% and NIM of 2.96% for the same period in 2022.

•On October 19, 2023, the Board of Directors declared a $0.32 per share regular quarterly cash dividend for the fourth quarter of 2023 to be paid on November 22, 2023 to shareholders of record at the close of business on November 3, 2023.

Key performance ratios as of, or for the three months ended September 30, 2023 and 2022 and the year ended December 31, 2022 are listed below:

	September 30,	September 30,	December 31,
(Dollars in thousands, except per share)	2023	2022	2022

Balance Sheet Highlights
Total assets	$1,827,910	$1,847,162	$1,699,579
Investment and equity securities	458,662	492,467	487,247
Loans, net	1,191,322	1,033,518	1,036,866
Deposits	1,567,414	1,704,983	1,551,448
Shareholders' equity	114,769	108,151	114,197

Summary of Operations
Interest income	$55,247	$39,454	$56,449
Interest expense	15,509	2,471	4,863
Net interest income	39,738	36,983	51,586
Provision for credit losses - loans	1,857	—	—
Provision for credit losses - unfunded commitments	79	—	650
Net interest income after provision for loan losses	37,802	36,983	50,936
Noninterest income	10,766	11,639	15,250
Noninterest expense	36,864	35,496	48,691
Income before income taxes	11,704	13,126	17,495
Federal income tax expense	1,577	1,905	2,557
Net income	$10,127	$11,221	$14,938

Performance Measurements
Return on average assets*	0.78%	0.83%	0.83%
Return on average equity*	11.25%	11.12%	11.64%
Return on average tangible equity (1)*	12.13%	11.89%	12.52%
Efficiency ratio (1)	70.24%	71.34%	71.21%
Net interest margin*	3.33%	2.96%	3.11%

Shareholders' Value (per common share)
Diluted earnings per share	$2.31	$2.52	$3.36
Basic earnings per share	2.31	2.53	3.38
Regular cash dividends declared	0.96	0.96	1.28
Book value	26.31	24.60	26.01
Tangible book value (1)	24.24	22.55	23.96
Market value	28.50	31.56	36.10
Market value/book value ratio	108.32%	128.29%	138.79%
Market value/tangible book value ratio	117.55%	139.95%	150.67%
Price/earnings multiple*	9.25	9.39	10.74
Current quarter dividend yield	4.49%	4.06%	3.55%
Dividend payout ratio year-to-date	41.45%	37.91%	37.88%

Safety and Soundness
Average equity/average assets	6.98%	7.49%	7.17%
Risk-based capital ratio (Total)	14.34%	17.34%	17.21%
Leverage ratio (Tier 1)	9.10%	8.59%	8.95%
Common equity ratio (Tier 1)	11.70%	14.29%	14.22%
Nonperforming loans / gross loans	0.02%	0.53%	0.01%
Nonperforming assets/total assets	0.01%	0.30%	0.01%
Allowance for credit losses as a % of loans	1.29%	1.43%	1.35%
Net loans (charged-off) recovered / average loans*	0.00%	-0.01%	-0.15%

Assets under Management
Trust assets under management (fair value)	$963,805	$810,954	$904,317
Held at third-party brokers (fair value)	126,394	104,127	116,398

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the first nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022.

(Dollars in thousands, except per share)
	September 30, 2023	December 31, 2022	September 30, 2022
Return on Tangible Equity (non-GAAP)
Net income	$10,127	$14,938	$11,221

Average shareholders' equity	120,351	128,283	134,898
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	111,335	119,267	125,882

Return on average tangible equity (non-GAAP)*	12.13%	12.52%	11.89%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$114,769	$114,197	$108,151
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	105,753	105,181	99,135

Shares outstanding (in thousands)	4,362	4,390	4,396

Tangible book value per share (non-GAAP)	$24.24	$23.96	$22.55

Efficiency Ratio
Noninterest expense	$36,864	$48,691	$35,496

Net interest income	39,738	51,586	36,983
Plus tax equivalent adjustment to net interest income	835	1,381	1,055
Plus noninterest income, net of securities transactions	11,910	15,410	11,719
Total revenue	52,483	68,377	49,757

Efficiency ratio (Noninterest expense/total revenue)	70.24%	71.21%	71.34%

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

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022:

Tax equivalent net interest income decreased $441 thousand to $14.0 million in the third quarter of 2023 compared to $14.4 million for the same period in 2022. The balance sheet volume change decreased tax-equivalent net interest income $1.1 million, which was partially offset by an increase of $637 thousand due to interest rate changes.

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

	For the Three Months Ended September 30,
	2023			2022

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$56,133	$720	5.09%	$181,609	$1,022	2.23%
Investment securities:
Taxable	406,761	3,849	3.75%	429,336	2,733	2.52%
Tax exempt	50,474	344	2.70%	84,624	659	3.09%
Investments	457,235	4,193	3.64%	513,959	3,392	2.62%
Loans:
Residential real estate 1-4 family:
First liens	179,698	2,059	4.55%	140,126	1,414	4.00%
Junior liens and lines of credit	72,460	1,045	5.72%	74,374	644	3.44%
Residential real estate - construction	19,058	333	6.93%	21,073	230	4.33%
Commercial real estate	650,470	8,827	5.38%	563,255	6,185	4.36%
Commercial	244,524	3,102	5.03%	245,173	2,396	3.88%
Consumer	6,387	137	8.51%	5,798	107	7.32%
Loans	1,172,597	15,503	5.25%	1,049,799	10,976	4.15%
Total interest-earning assets	1,685,965	$20,416	4.80%	1,745,367	$15,390	3.50%
Other assets	96,225			92,531
Total assets	$1,782,190			$1,837,898

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$455,299	$501	0.44%	$575,766	$206	0.14%
Money Management	578,408	3,818	2.62%	601,941	426	0.28%
Savings	113,797	44	0.15%	130,842	19	0.06%
Time	94,448	764	3.21%	61,688	66	0.42%
Total interest-bearing deposits	1,241,952	5,127	1.64%	1,370,237	717	0.21%

Subordinated notes	19,647	264	5.37%	19,609	263	5.36%
Federal Reserve Bank borrowings	70,000	789	4.47%	—	—	-
FHLB advances	18,261	267	5.82%	—	—	-
Total interest-bearing liabilities	1,349,860	6,447	1.90%	1,389,846	980	0.28%
Noninterest-bearing deposits	297,190			313,781
Other liabilities	14,835			10,659
Shareholders' equity	120,305			123,612
Total liabilities and shareholders' equity	$1,782,190			$1,837,898
T/E net interest income/Net interest margin		13,969	3.29%		14,410	3.28%
Tax equivalent adjustment		(262)			(347)
Net interest income		$13,707			$14,063

Net Interest Spread			2.90%			3.22%
Cost of Funds			1.55%			0.23%
Cost of Deposits			1.32%			0.17%

Provision for Credit Losses

For the third quarter of 2023, the provision for credit losses was $875 thousand allocated between the provision for loans of $866 thousand and the provision for unfunded commitments of $9 thousand. The provision for loan loss expense for the third quarter of 2022 was $0. The ACL ratio for loans was 1.29% at September 30, 2023 compared to 1.35% at December 31, 2022. The ACL for unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2023, noninterest income increased $350 thousand from the same period in 2022. Investment and trust income increased from asset management fees. Debit card income increased but was offset by a decrease in gains on sale of loans as the volume of mortgages sold decreased. The increase in other income was due in part to a state sales tax refund of $107 thousand.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Investment and trust services fees	$1,783	$1,661	$122	7.3
Loan service charges	235	177	58	32.8
Gain on sale of loans	33	183	(150)	(82.0)
Deposit service charges and fees	649	629	20	3.2
Other service charges and fees	472	443	29	6.5
Debit card income	568	497	71	14.3
Increase in cash surrender value of life insurance	114	109	5	4.6
Net losses on sales of debt securities	—	(15)	15	NA
Change in fair value of equity securities	7	(61)	68	(111.5)
Other	152	40	112	280.0
Total noninterest income	$4,013	$3,663	$350	9.6

Noninterest Expense

Noninterest expense for the third quarter of 2023 was flat compared to the same period in 2022. Data processing costs increased due to the timing of several annual invoices. Other expenses increased due to small increases across multiple line items.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2023	2022	Amount	%
Salaries and benefits	$6,982	$7,050	$(68)	(1.0)
Net occupancy	1,093	1,124	(31)	(2.8)
Marketing and advertising	531	433	98	22.6
Legal and professional	588	581	7	1.2
Data processing	1,300	1,146	154	13.4
Pennsylvania bank shares tax	174	335	(161)	(48.1)
FDIC insurance	230	197	33	16.8
ATM/debit card processing	320	359	(39)	(10.9)
Telecommunications	103	114	(11)	(9.6)
Nonservice pension	(29)	69	(98)	(142.0)
Lease termination	—	—	—	NA
Other	906	792	114	14.4
Total noninterest expense	$12,198	$12,200	$(2)	(0.0)

Provision for Income Taxes

For the third quarter of 2023, the Corporation recorded a Federal income tax expense of $788 thousand compared to $895 thousand for the same quarter in 2022. The effective tax rate for the third quarter of 2023 was 17.0% compared to 16.2% for the same period in 2022. The federal statutory tax rate is 21% for 2023 and 2022.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

Tax equivalent net interest income increased $2.5 million to $40.6 million in the first nine months of 2023 compared to $38.0 million for the same period in 2022. A change in rates contributed $4.1 million to the increase which was offset by a balance sheet volume change of $1.6 million.

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

	For the Nine Months Ended September 30,
	2023			2022

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning obligations in other banks	$54,935	$1,934	4.71%	$176,523	$1,542	1.17%
Investment securities:
Taxable	404,126	10,645	3.52%	428,572	6,753	2.11%
Tax exempt	56,590	1,184	2.80%	88,558	1,980	2.99%
Investments	460,716	11,829	3.43%	517,130	8,733	2.26%
Loans:
Residential real estate 1-4 family:
First liens	165,206	5,482	4.44%	138,241	4,124	3.99%
Junior liens and lines of credit	72,769	2,976	5.47%	72,932	1,543	2.83%
Residential real estate - construction	20,648	924	5.98%	20,720	701	4.52%
Commercial real estate	607,870	23,720	5.22%	543,412	16,657	4.10%
Commercial	240,742	8,828	4.90%	243,113	6,901	3.80%
Consumer	6,240	389	8.33%	5,918	307	6.94%
Loans	1,113,475	42,319	5.08%	1,024,336	30,233	3.95%
Total interest-earning assets	1,629,126	$56,082	4.60%	1,717,989	$40,509	3.15%
Other assets	96,178			83,627
Total assets	$1,725,304			$1,801,614

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$457,230	$1,342	0.39%	$541,865	$508	0.13%
Money Management	566,649	9,872	2.33%	594,796	917	0.21%
Savings	120,248	137	0.15%	127,936	55	0.06%
Time	80,369	1,583	2.63%	66,176	205	0.41%
Total interest-bearing deposits	1,224,496	12,934	1.41%	1,330,773	1,684	0.17%

Subordinated notes	19,637	790	5.35%	19,600	787	5.34%
Federal Reserve Bank borrowings	45,531	1,518	4.46%	—	—	-
FHLB advances	6,154	267	5.80%	—	—	-
Total interest-bearing liabilities	1,295,818	15,509	1.60%	1,350,373	2,471	0.24%
Noninterest-bearing deposits	294,542			306,358
Other liabilities	14,593			9,985
Shareholders' equity	120,351			134,898
Total liabilities and shareholders' equity	$1,725,304			$1,801,614
T/E net interest income/Net interest margin		40,573	3.33%		38,038	2.96%
Tax equivalent adjustment		(835)			(1,055)
Net interest income		$39,738			$36,983

Net Interest Spread			3.00%			2.91%
Cost of Funds			1.30%			0.20%
Cost of Deposits			1.14%			0.14%

Provision for Credit Losses

For the first nine months of 2023, the provision for credit losses was $1.9 million allocated between the provision for loans of $1.9 million and the provision for unfunded commitments of $79 thousand. The provision for loan loss expense for the first nine months of 2022 was $0. The ACL ratio for loans was 1.29% at September 30, 2023 compared to 1.35% at December 31, 2022. The ACL for unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2023, noninterest income decreased $873 thousand from the same period in 2022. Debit card income increased but was offset by a decrease in gains on sale of loans as the volume of mortgages sold decreased. Losses on the sale of investment securities of $1.1 million were taken as part of a portfolio restructuring.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Investment and trust services fees	$5,576	$5,407	$169	3.1
Loan service charges	658	533	125	23.5
Gain on sale of loans	150	692	(542)	(78.3)
Deposit service charges and fees	1,848	1,885	(37)	(2.0)
Other service charges and fees	1,334	1,293	41	3.2
Debit card income	1,618	1,393	225	16.2
Increase in cash surrender value of life insurance	333	326	7	2.1
Net losses on sales of debt securities	(1,119)	(34)	(1,085)	3,191.2
Change in fair value of equity securities	(25)	(46)	21	(45.7)
Other	393	190	203	106.8
Total noninterest income	$10,766	$11,639	$(873)	(7.5)

Noninterest Expense

Noninterest expense for the first nine months of 2023 increased $1.4 million compared to the same period in 2022. Salary expense increased primarily due to a highly competitive labor market, while net occupancy increased from costs associated with the new headquarters and operations center that was put in service in July 2022. A lease termination expense was recorded in the second quarter of 2023 for $495 thousand. The lease termination was a long-term real estate lease held for a new community banking office that will not be constructed.

The following table presents a comparison of noninterest expense for the first nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2023	2022	Amount	%
Salaries and employee benefits	$21,202	$20,403	$799	3.9
Net occupancy	3,315	3,077	238	7.7
Marketing and advertising	1,600	1,391	209	15.0
Legal and professional	1,593	1,580	13	0.8
Data processing	3,478	3,544	(66)	(1.9)
Pennsylvania bank shares tax	571	813	(242)	(29.8)
FDIC insurance	610	550	60	10.9
ATM/debit card processing	920	1,065	(145)	(13.6)
Telecommunications	300	313	(13)	(4.2)
Nonservice pension	(88)	207	(295)	(142.5)
Lease termination	495	—	495	NA
Other	2,868	2,553	315	12.3
Total noninterest expense	$36,864	$35,496	$1,368	3.9

Provision for Income Taxes

For the first nine months of 2023, the Corporation recorded a Federal income tax expense of $1.6 million compared to $1.9 million for the same period in 2022. The effective tax rate for the first nine months of 2023 was 13.5% and reflects the benefit of a $280 thousand tax credit recorded during the first nine months of 2023. Without the tax credit, the effective rate would have been 15.9% compared to 14.5% for the first nine months of 2022. The federal statutory tax rate is 21% for 2023 and 2022.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $74.0 million at September 30, 2023, an increase of $9.1 million from the prior year-end balance of $64.9 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($53.4 million).

Investment Securities:

AFS Securities: At September 30, 2023, the AFS securities portfolio had an amortized cost of $525.5 million, a decrease of $22.8 million from the prior year-end, and had a fair value of $458.3 million, a decrease of $28.6 million from the prior year-end. The Bank sold $41.2 million of securities taking advantage of higher market interest rates while restructuring the AFS portfolio. The AFS portfolio had a net unrealized loss of $67.3 million at September 30, 2023 compared to a net unrealized loss of $61.5 million at the prior year-end. This change was due to an increase in long-term interest rates over the period despite the Bank realizing $1.1 million of losses during the year due to restructuring of the portfolio. The AFS portfolio averaged $457.2 million with a tax-equivalized yield of 3.64% for the three months ended September 30, 2023. This compares to an average of $514.0 million and a tax-equivalized yield of 2.62% for the same period in 2022. The weighted average life of the AFS portfolio is 5.1 years and the effective duration is 4.57%.

The AFS portfolio held $83.7 million, or 16% of the total portfolio, of securities issued by the U.S. Treasury and another $147.1 million, or 28% of the total portfolio, of mortgage and asset-backed securities issued by a U.S. Government Agency or a government sponsored entity and securitized by pools of residential mortgages and other loan assets.

Municipal bond holdings in the AFS portfolio were $161.7 million, or 31% of the total portfolio. The municipal bond holdings are well diversified geographically (154 issuers) and are comprised primarily of general obligation bonds (68%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposures are in the states of Texas (15%), California (13%), Pennsylvania (12%), and Michigan (10%). The average rating of the municipal holdings from Moody’s is AA. No securities in the portfolio are rated below investment grade.

The corporate bond holdings in the AFS portfolio were $26.3 million, or 5% of the total portfolio, comprised predominantly of 46 fixed rate community bank issued subordinated notes totaling $22.1 million. All of the subordinated notes are unrated. The Bank monitors the credit of the issuers of the subordinated notes on a quarterly basis. The remaining corporate bond holdings consist of five trust preferred securities and are investment grade rated.

The non-agency mortgage and asset-backed securities portfolio was $106.8 million, or 20% of the total portfolio, at September 30, 2023, an increase of $36.0 million from the prior year-end. The majority of these securities, $84.7 million, are investment grade rated while the remaining $22.1 million of securities in this portfolio are unrated. Many of the securities in this portfolio have credit enhancements in the form of subordination and overcollateralization.

Impairment in the AFS securities portfolio, measured by gross unrealized losses, were $67.3 million at September 30, 2023 compared to $61.5 million at December 31, 2022. The Bank believes it will be able to collect all interest and principal due on impaired securities and the decline in fair value below amortized cost is due to changing interest rates and not due to credit related factors; therefore, the Bank has no allowance for credit loss for these investments. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Restricted Stock at Cost: The Bank held $2.3 million of restricted stock at September 30, 2023. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $40.9 million over year-end 2022. For the first nine months of 2023, the Bank originated $10.7 million of mortgages held for sale and sold $10.2 million through third party brokerage agreements. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($11.3 million), while loans for individuals to construct personal residences totaled $9.8 million at September 30, 2023. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $671.2 million from $566.7 million at the end of 2022. The largest sectors (by collateral) in the commercial real estate category are: apartment buildings ($112.2 million), office buildings ($82.9 million), hotels & motels ($81.6 million), shopping centers ($69.3 million), and development land ($54.6 million). Within the office building portfolio, approximately 27.4% of total office building exposure is to owner occupied properties. The majority of the Bank’s hotel exposure is located along the Interstate 81 (I-81) corridor through south-central Pennsylvania. The portfolio is comprised of properties operating under 12 flagged brands and 3 independent operators.

Also included in CRE are real estate construction loans totaling $120.0 million. At September 30, 2023, the Bank had $52.3 million in real estate construction loans funded with an interest reserve and capitalized $1.2 million of interest in 2023 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $13.5 million to $249.1 million at September 30, 2023, compared to $235.6 million at the end of 2022. At September 30, 2023, the balance of PPP loans was $68 thousand, down from $179 thousand at year-end. At September 30, 2023, the Bank had approximately $117.1 million in tax-free loans. The largest sectors (by industry) in the commercial category are: public administration ($45.3 million), utilities ($41.3 million), real estate rental and leasing ($25.9 million), manufacturing ($23.2 million) and retail trade ($19.1 million).

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At September 30, 2023, the outstanding commercial participations were $86.2 million, or 8.6%, of commercial purpose loans and 7.1% of total gross loans compared to $70.6 million at December 31, 2022, or 8.0%, of commercial purpose loans and 6.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $122.4 million, compared to $90.0 million at December 31, 2022. The commercial loan participations are comprised of $23.0 million of Commercial loans and $63.2 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $6.4 million at September 30, 2023, compared to $6.2 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$124,289	$82,795	$41,494	50.1
Commercial first lien	62,942	61,702	1,240	2.0
Total first liens	187,231	144,497	42,734	29.6

Consumer junior liens and lines of credit	68,141	69,561	(1,420)	(2.0)
Commercial junior liens and lines of credit	3,685	4,127	(442)	(10.7)
Total junior liens and lines of credit	71,826	73,688	(1,862)	(2.5)
Total residential real estate 1-4 family	259,057	218,185	40,872	18.7

Residential real estate - construction
Consumer	11,264	13,908	(2,644)	(19.0)
Commercial	9,820	10,485	(665)	(6.3)
Total residential real estate construction	21,084	24,393	(3,309)	(13.6)

Commercial real estate	671,182	566,662	104,520	18.4
Commercial	249,119	235,602	13,517	5.7
Total commercial	920,301	802,264	118,037	14.7

Consumer	6,408	6,199	209	3.4
	1,206,850	1,051,041	155,809	14.8
Less: Allowance for credit losses	(15,528)	(14,175)	(1,353)	9.5
Net Loans	$1,191,322	$1,036,866	$154,456	14.9

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at September 30, 2023 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $10.4 million at September 30, 2023 compared to $11.6 million at December 31, 2022. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $213 thousand of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September 30, 2023, the Bank had loans of $14.2 million (7.6% of total risk-based capital) that exceeded the supervisory limit, compared to 7.2% at year-end 2022.

Loan quality, as measured by nonaccrual loans, had a balance of $213 thousand at September 30, 2023 compared to $120 thousand at December 31, 2022 and the nonperforming loan to total loans ratio was 0.02% at September 30, 2023 compared to 0.01% and December 31, 2022. Loans past due 90-days or more, but still accruing, totaled $14 thousand at September 30, 2023.

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

•Using third party data, the Bank determines a reasonable and supportable economic forecast that it believes is likely to exist for the next four quarters.

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The historical loss rate is calculated over a historical period the Bank believes best represents a period that will be similar to the next four quarters.

•The historical peer credit loss rate is applied to each WARM bucket though the initial four quarter forecast period.

•At the end of the forecast period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

•Collectively these estimated losses represent the quantitative component of the pooled reserve.

The qualitative component for the pool utilizes a risk matrix comprised of eight risk factors and assigns a risk level to each factor. The risk factors give consideration to changes in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. The risk factors are weighted to reflect Management’s estimate of how the factor affects potential losses. The risk levels within each factor are measured in basis points and range from minimal risk to very high risk and are determined independently for commercial loans, residential mortgage loans and consumer loans.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2023
Loans at September 30, 2023	$187,231	$71,826	$21,084	$671,182	$249,119	$6,408	$—	$1,206,850
Average Loans through September 30, 2023	165,206	72,769	20,648	607,870	240,742	6,240	—	1,113,475
Nonaccrual Loans at September 30, 2023	98	—	—	—	115	—	—	213
Allowance for Credit Loss at September 30, 2023	1,201	418	242	10,207	3,370	90	—	15,528
YTD Net (Charge-offs)/Recoveries at September 30, 2023	2	—	46	—	5	(21)	—	32

Loans/Total Gross Loans at September 30, 2023	16%	6%	2%	56%	21%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at September 30, 2023	0.05%	0.00%	0.00%	0.00%	0.05%	0.00%	—	0.02%
Allowance for Credit Loss/Gross Loans at September 30, 2023	0.64%	0.58%	1.15%	1.52%	1.35%	1.40%	—	1.29%
Net (Charge-offs) Recoveries/Average Loans at September 30, 2023*	0.00%	0.00%	0.22%	0.00%	0.00%	-0.34%	—	0.00%
Allowance for Credit Loss/Nonaccrual Loans at September 30, 2023								7290.14%

2022
Loans at December 31, 2022	$144,497	$73,688	$24,393	$566,662	$235,602	$6,199	$—	$1,051,041
Average Loans for 2022	139,577	73,200	21,737	550,772	241,395	5,938	—	1,032,619
Nonaccrual Loans at December 31, 2022	120	—	—	—	—	—	—	120
Allowance for Loan Losses at December 31, 2022	459	234	343	7,493	4,846	133	667	14,175
Net Recoveries/(Charge-offs) for 2022	28	2	—	(1,450)	(45)	(76)	—	(1,541)

Loans/Total Gross Loans at December 31, 2022	14%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2022	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Loan Loss/Gross Loans at December 31, 2022	0.32%	0.32%	1.41%	1.32%	2.06%	2.15%	—	1.35%
Net Recoveries(Charge-offs)/Average Loans for 2022	0.02%	0.00%	0.00%	-0.26%	-0.02%	-1.28%	—	-0.15%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2022								11812.50%

*Annualized

Deposits:

Total deposits increased $16.0 million during the first nine months of 2023 to $1.567 billion. Interest-bearing checking decreased by $30.6 million primarily in municipal deposits and savings decreased by $18.6 million, while the Bank’s Money Management increased $16.3 million. Time deposits increased $52.9 million as customers shifted to higher rate products. The Bank also added $8.6 million of brokered CDs, during the first nine months of 2023.

As of September 30, 2023, the Bank had deposits of $233.5 million placed in the IntraFi Network deposit program ($142.1 million in interest-bearing checking and $91.4 million in money management) and $6.5 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2023, the Bank’s reciprocal deposits were 14.0% of total liabilities compared to 12.7% at year-end 2022.

The Bank estimates that approximately 91% of its deposits are FDIC insured or collateralized as of September 30, 2023.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing checking	$295,181	$299,231	$(4,050)	(1.4)

Interest-bearing checking	465,897	496,533	(30,636)	(6.2)
Money management	585,872	569,585	16,287	2.9
Savings	110,158	128,709	(18,551)	(14.4)
Total interest-bearing checking and savings	1,161,927	1,194,827	(32,900)	(2.8)

Time deposits	110,306	57,390	52,916	92.2
Total deposits	$1,567,414	$1,551,448	$15,966	1.0

Overdrawn deposit accounts reclassified as loans	$120	$103

Borrowings:

At September 30, 2023, the Bank had $70.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) to temporarily support its liquidity position and $40.0 million in short-term borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB). The BTFP borrowing is comprised of $50.0 million with a rate of 4.38% due March 22, 2024, and $20.0 million with a rate of 4.71% due May 10, 2024. At September 30, 2023, the fair value of debt securities pledged for the BTFP was $79.8 million. The FHLB borrowings have a blended rate of 5.80% and are due during the third quarter of 2024.

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

Shareholders’ Equity:

Total shareholders’ equity increased $572 thousand to $114.8 million as of September 30, 2023 from December 31, 2022. Retained earnings increased $6.0 million in 2023 and accumulated other comprehensive income (AOCI) decreased $4.5 million as the fair value of the investment portfolio decreased during 2023. The increase in retained earnings was from net earnings of $10.1 million partially offset by cash dividends of $4.2 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $306 thousand in new capital from optional cash contributions and $781 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 41.45% for the first nine months of 2023 compared to 37.91% for the first nine months of 2022.

As part of its quarterly dividend decision, the Corporation considers current and future income projections, dividend yield, payout ratio, and current and future capital ratios. For the third quarter of 2023, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the second quarter of 2023. On October 19, 2023, the Board of Directors declared a $0.32 per share regular quarterly dividend for the fourth quarter of 2023, which will be paid on November 22, 2023.

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

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2023 was 6.28% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2023, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2023 and December 31, 2022 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2023	2022	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.43%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	13.03%	14.63%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.43%	14.22%	N/A	N/A
Farmers & Merchants Trust Company	13.03%	14.63%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	15.16%	17.21%	N/A	N/A
Farmers & Merchants Trust Company	14.28%	15.88%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	9.10%	8.95%	N/A	N/A
Farmers & Merchants Trust Company	9.53%	9.21%	4.00%	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin Counties, Pennsylvania and Washington County, Maryland. This area is diverse in demographic and economic makeup. County populations range from a low of approximately 15,000 in Fulton County to over 280,000 in Dauphin County. Unemployment in the Bank’s market area ranged from 1.9% in Washington County, MD to 4.3% in Huntingdon County, as of the end of July 2023. The market area has a diverse economic base and local industries include warehousing, truck & rail shipping centers, light and heavy manufacturers, healthcare, higher education institutions, farming and agriculture, and a varied service sector. The Corporation’s primary market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered ($179.5 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2023.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$451,460	$40,000	$411,460
Federal Reserve Bank Discount Window	55,126	—	55,126
Fed Bank Term Funding Program	86,765	70,000	16,765
Correspondent Banks	56,000	—	56,000
Total	$649,351	$110,000	$539,351

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. At September 30, 2023, the ACL-unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. The ACL-unfunded commitments is reported in Other Liabilities on the Consolidated Balance Sheet.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$318,116	$275,867
Consumer commitments to extend credit (secured)	101,059	93,124
Consumer commitments to extend credit (unsecured)	4,970	5,247
	$424,145	$374,238
Standby letters of credit	$28,341	$30,734

ACL - Unfunded Commitments*	$1,965	$1,475
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2023. For more information on market risk refer to the Corporation’s 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2023 except as described below. For more information, refer to the Corporation’s 2022 Annual Report on Form 10-K.

Negative Developments Affecting the Banking Industry, Including Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Corporation.

During March and April 2023, three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at various additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2022, the Board of Directors authorized the 2022 Repurchase Plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions beginning December 22, 2022 and expiring on December 21, 2023. No shares were repurchased during the third quarter of 2023.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed on Form 8-K, as Exhibit 99 with the commission on September 2, 2022 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

November 14, 2023	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2023	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)