Form 10-K
period 2023-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2024-03-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 3,896,113 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2023 based on the price of such shares was $108,078,178.

There were 4,383,720 outstanding shares of the Registrant's common stock as of February 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2023, are incorporated into Part III.

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

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market. The Corporation’s internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2023 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s internet address shall not, under any circumstances, be deemed to incorporate the information available at such internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov.

The Corporation conducts substantially all of its business through its wholly owned direct banking subsidiary, F&M Trust. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-two community banking offices in Franklin, Cumberland, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland. It also has a location in Dauphin County, PA that serves as a regional support center for Commercial, and Wealth Management services. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing wealth management services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

F&M Trust is not dependent upon a single customer or a few customers for a material part of its business. Thus, the loss of any customer or identifiable group of customers would not materially affect the business of the Corporation or the Bank in an adverse manner. Also, none of the Bank’s business is seasonal. The Bank’s lending activities consist primarily of commercial real estate, construction and land development, commercial and industrial loans, installment and revolving loans to consumers and residential mortgage loans. Secured and unsecured commercial and industrial loans, including accounts receivable and inventory financing, and commercial equipment financing, are made to small and medium-sized businesses, individuals, governmental entities, and non-profit organizations.

The Bank classifies loans in this report by the type of collateral, primarily residential or commercial real estate. Loans secured by residential real estate loans may be further broken down into consumer or commercial purposes. Consumer purpose residential real estate loans represent traditional residential mortgages and home equity products. Both of these products are underwritten in generally the same manner; however, home equity products may present greater risk since many of these loans are secured by a second lien position where the Bank may or may not hold the first lien position. Commercial purpose residential real estate loans represent loans made to businesses but are secured by residential real estate. These loans are underwritten as commercial loans and the repayment ability may be dependent on the business operation, despite the residential collateral. In addition to the real estate collateral, it is possible that personal guarantees or other business assets provide additional security. In certain situations, the Bank acquires properties through foreclosure on delinquent loans. The Bank initially records these properties at the estimated fair value less cost to sell with subsequent adjustments to fair value recorded as needed.

Commercial real estate loans are secured by properties such as hotels, office buildings, apartment buildings, retail sites, and farmland or agricultural related properties. These loans are highly dependent on the business operations for repayment. Compared to residential real estate, this collateral may be more difficult to sell in the event of a default.

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

F&M Trust’s Wealth Management Department offers all of the personal and corporate trust services normally associated with community bank trust departments including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, custodial services, and non-trust related investment services. F&M Trust through licensed members of its Wealth Management Department sells mutual funds, annuities and selected insurance products.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is south central Pennsylvania, primarily the counties of Franklin, Cumberland, Dauphin, Fulton, Huntingdon; and Washington County, MD. There are 35 competing commercial banks that have offices within the Corporation’s primary market area. These banks range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share where it operates retail banking offices as reported on the June 30, 2023 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County, State	# of Locations	Deposits	Market Deposits	Market Share
Franklin, PA	13	$1,027,967	$2,731,797	37.63%
Cumberland, PA	8	378,683	11,053,104	3.43%
Fulton, PA	2	83,735	244,936	34.19%
Huntingdon, PA	1	27,487	720,626	3.81%
Washington, MD	1	6,153	3,272,678	0.19%
	25	$1,524,025	$18,023,141	8.46%

With increasing competition, many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits and certain types of loans. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County, PA and had total assets of approximately $1.8 billion on December 31, 2023.

Human Capital

Company Overview and Values. At F&M Trust, we recognize that our employees are fundamental to the realization of our vision and the execution of our ongoing strategy. We are committed to fostering and maintaining a strong, healthy organizational culture that aligns with our core values and empowers our employees to thrive. Our company values—integrity, excellence, accountability, teamwork, and concern for our customers and communities—guide every aspect of our operations. We believe that by upholding these principles, we not only strengthen our internal cohesion but also enhance our ability to serve our customers, support our communities, and deliver value to our shareholders. Through our unwavering commitment to our employees and our values, we are confident in our ability to sustain our independence as a community bank and continue delivering exceptional service and value to our customers, communities, and shareholders for years to come.

Diversity, Equity, and Inclusion (DEI). At F&M Trust, we are deeply committed to fostering a workplace that values diversity, promotes equity, and embraces inclusion. We recognize that our success as an organization is intrinsically linked to the diverse perspectives, experiences, and talents of our employees. Therefore, we are dedicated to continuously enhancing our DEI efforts to create a more vibrant, innovative, and equitable workplace for all. As of December 31, 2023, we had 306 employees in our workforce, nearly all of whom were full-time and of which the majority were women.

Engagement. To ensure a positive and productive working environment for all our employees, F&M Trust has a robust focus on employee engagement. Central to this initiative is our annual engagement survey conducted by an independent third party. In 2023, we achieved an outstanding survey response rate of 94%, marking the sixth consecutive year of best-in-class participation levels. The survey assesses key engagement drivers, including Organization, Job & Career, Co-worker/Team, Leader, and Diversity, Equity, and Inclusion (DEI) engagement.

Competitive Pay and Benefits. F&M Trust’s compensation program is designed to align the compensation of our employees with the Bank’s performance and to provide the proper incentives to attract, retain, and motivate employees to achieve the Bank’s strategic growth objectives. The Bank’s compensation philosophy is to provide pay opportunities at the median level of prevailing industry practices among community banking companies of similar asset size and market type.

Employee Training and Development. To empower our employees to unleash their full potential, we offer a comprehensive range of training and development programs, opportunities, and resources tailored to their needs. Identifying and nurturing the talents of our next generation of leaders is also a priority for us. We regularly conduct succession planning and talent reviews to identify and nurture top talent within the organization.

Wellness. The well-being of our employees is paramount to the success of our Bank, and we demonstrate our commitment to their holistic wellness through our comprehensive wellness program, which has been a cornerstone of our culture since 2001. Our wellness program boasts high levels of employee participation, with over 75% of our workforce completing health risk assessments and biometric screenings in 2023.

Retention. Monitoring employee turnover rates is crucial for us, as we understand that retaining our talented and committed personnel is essential for our continued success. In 2023, our Total Voluntary Turnover rate was 12.77%. The "Intent to Stay" metric from our most recent employee engagement survey indicated that 85% of our workforce plans to remain with the Bank for at least three years or more. Over 45% of our employees expressed their intention to stay with the Bank for more than ten years. These numbers underscore the strong sense of loyalty and commitment among our employees.

Community Involvement. The Bank’s commitment to community service reflects our core values. We aim to give back to the communities where we live and work and believe this commitment helps in our efforts to attract and retain employees. In 2023, F&M Trust donated over $480 thousand to 296 organizations in our communities and funded 323 scholarships for $156 thousand to kindergarten through 12th grade and Pre-kindergarten schools and organizations through the Pennsylvania Educational Improvement Tax Credit program. In addition, employees of the Bank provided 2,043 volunteer hours to 91 different service organizations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) became law. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has made a significant impact on our business operations as its provisions took effect. Among the provisions that have affected the Corporation are the following:

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

Capital Adequacy Guidelines

The Corporation, as a bank holding company, is required to comply with the capital adequacy standards established by the Federal Reserve Board. The Bank is required to comply with capital adequacy standards established by the FDIC. In addition, the Pennsylvania Department of Banking and Securities also requires state-chartered banks to maintain minimum capital ratios, defined substantially the same as the federal regulations.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2023 was 5.63%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2023, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios, see the section titled Shareholders’ Equity and Table 13.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2023, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRE lending activity. Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total non-owner occupied CRE loans represent 300% or more of total capital, and (2) the outstanding balance of the CRE loan portfolio has increased by 50% or more during the prior 36 months. The agencies state in the CRE Statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2023, the Bank was considered well capitalized and its assessment rate was approximately 5.8 basis points of the assessment base.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2023, approximately 80% ($1.008 billion) of its loans were secured by real estate. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania and Washington County, MD. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in the Bank’s primary market area. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 82% ($1.026 billion) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $782.9 million at December 31, 2023 and account for 76% of the total commercial loan portfolio. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

The Bank is subject to commercial real estate volatility that may result in increases in non-performing loans that could have an adverse impact on our financial condition and results of operations.

The commercial real estate market nationally, regionally, and locally has recently been subject to increased levels of volatility. Many believe that commercial real estate in the commercial office sector is undergoing a fundamental transformation and change that started during the recent pandemic but also continues due to evolving workplace environments. These changes in the marketplace affect the demand for commercial office space which in turn may affect the credit status, profitability, and collectability, of existing and future commercial real estate office sector loans. As explained above in greater detail in the risk factor for Credit Risk, volatility and increases in non-performing loans could have an adverse impact on our financial condition and results of operations.

The allowance for credit losses may prove to be insufficient to absorb inherent losses in our loan portfolio.

The Bank maintains an allowance for credit losses (ACL) that Management believes is appropriate to provide for any inherent losses in the loan portfolio. The amount of the allowance is determined through a periodic review and consideration of several factors, including an ongoing review of the quality, size and diversity of our loan portfolio; evaluation of nonperforming loans; historical loan loss experience; economic outlook; and the amount and quality of collateral, including guarantees, securing the loan. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change.

Although Management believes the ACL is adequate to absorb inherent losses in the loan portfolio, such losses cannot be predicted, and the allowance may not be adequate. Excessive credit losses could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank’s lending limit is smaller than many of our competitors, which affects the size of the loans it can offer customers.

The Bank’s lending limit is approximately $47.0 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas and its geographic diversification is limited.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, MD. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the Internet. In the conduct of certain aspects of banking business, the Bank also competes with credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

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

Fee income from the Bank’s Wealth Management Department comprises a large percentage of total noninterest income. Fee income from Wealth Management Department is comprised primarily of asset management fees as measured by the market value of assets under management. As such, the market values are directly related to stock market values. Therefore, any significant negative change in the value of assets under management due to stock market fluctuations could greatly reduce fee income and have a material adverse effect on our financial condition and results of operations.

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

Thirty-seven percent ($572.1 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases. Nonetheless, interest expense could materially increase and have a material adverse effect on our financial condition and results of operations.

Liquidity contingency funding is highly concentrated.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). Access to funding through the FHLB is the largest component of the Bank’s liquidity stress testing and contingency funding plans. The ability to access funding from FHLB may be critical if a funding need arises. However, there can be no assurance that the FHLB will be able to provide funding when needed, nor can there be assurance that the FHLB will provide funds to the Bank if its financial condition deteriorates. The inability to access FHLB funding, through a restriction on credit or the failure of the FHLB, could have a materially adverse effect on the Bank’s liquidity management. The Bank also has funding available with the Federal Reserve Bank and believes it may be a more stable source of liquidity than the FHLB.

Unrealized losses in the Bank’s investment portfolio could affect liquidity.

The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce capacity, or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits. Unrealized losses do not affect regulatory capital ratios.

The Corporation is subject to claims and litigation pertaining to fiduciary responsibility which may result in financial liability or reputation damage.

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Public health crises such as epidemics or pandemics could materially and adversely impact our business.

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

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Corporation may face regulatory risk of increasing focus on the Corporation’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, reputational risks and costs, and potentially affect customer relationships.

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

In the recent past, the financial services industry has been impacted by bank failures (Silicon Valley Bank, Signature Bank, and First Republic Bank) and by financial instability at various additional banks. These bank failures and bank instabilities and future bank failures and instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to, market risk and loss of confidence in the financial services sector, and/or specific banks; deterioration of securities and loan portfolios; deposit volatility and reductions with higher volumes and occurring over shorter periods of time; increased liquidity demand and utilization of sources of liquidity; and interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect financial condition, operations and results thereof; and stock price. In addition, the previously mentioned bank failures and instabilities and future bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price. The Corporation cannot predict the impact, timing or duration of such events.

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

As a financial holding company, the Corporation is a separate legal entity from the Bank and does not have significant operations of its own. It currently depends upon the Bank's cash and liquidity to pay dividends to its shareholders. The Corporation cannot assure you that in the future the Bank will have the capacity to pay dividends to the Corporation. Various statutes and regulations limit the availability of dividends from the Bank. It is possible; depending upon the Bank's financial condition and other factors, that the Bank’s regulators could assert that payment of dividends by the Bank to the Corporation would constitute an unsafe or unsound practice. In the event that the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay dividends to its shareholders.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The Corporation has developed an information security program to assess, identify, and monitor cybersecurity risks. The Corporation regularly assesses cybersecurity risks arising from the operating environment and attempts to identify the likelihood and severity of the risk and the possible impact of the risk on the Corporation, its customers, and employees.

The Corporation conducts periodic testing of software, hardware, defensive capabilities, and other information security systems utilizing both internal processes and third-party consultants. Testing procedures are supplemented by regular cyber threat exercises and employee training. Threat simulation exercises are used to develop and refine the Corporation’s incident response plans and employees undergo cybersecurity awareness training on a regular basis.

The Corporation also addresses cyber risks posed by its relationships with third-party vendors. The Corporation assesses vendor risk as a part of its vendor management process, which requires a pre-acquisition diligence review, including the review of the vendor’s information security policy for all vendors determined to be a “critical vendor”. The vendor management process also requires a review of all critical vendors annually and all critical vendors are reported to the Board of Directors.

The Corporation’s information security program is led by the Chief Technology Officer in conjunction with the Chief Risk Office and the Executive Enterprise Risk Management Committee. The Board Enterprise Risk Management Committee is responsible for oversight of the Corporation’s cybersecurity and information security program and regularly reviews and evaluates information security and cybersecurity risks provided by management.

To date, risks from cybersecurity threats or incidents have not materially affected the Corporation. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions the Corporation has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Item 2. Properties

The Corporation’s headquarters is located at 1500 Nitterhouse Drive, Chambersburg, Pennsylvania. This location also houses F&M Trust’s sales and operations center. The Corporation owns or leases thirty-five properties in Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland, for banking operations, as described below:

Property	Owned	Leased
Facilities used in Banking Operations	16	11
Remote ATM Sites	3	5

The Bank’s properties are adequate for the purposes intended.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2023, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Corporation had 1,536 shareholders of record as of December 31, 2023.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

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

There were no shares purchased during the fourth quarter of 2023.

In December 2023, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1 billion - $2 billion as of September 30, 2023; for the five-year period ended December 31, 2023, in each case assuming an initial investment of $100 on December 31, 2018 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Franklin Financial Services Corporation	$100.00	$126.80	$92.45	$117.89	$133.80	$122.03
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P U.S. BMI Banks - Mid-Atlantic Region Index	$100.00	$142.19	$128.53	$162.33	$137.10	$166.23
Peer Group*	$100.00	$112.40	$90.80	$116.46	$121.78	$120.76

*Peer Group consists of Mid Atlantic Banks with Assets between $1B-$2B as of 12/31/2023

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

     Corporate Secretary

     1500 Nitterhouse Drive, P.O. Box 6010

     Chambersburg, PA 17201-6010

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 23, 2024 at 9:00 a.m. in a virtual meeting format only. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2024 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:

Computershare

P.O. Box 30170

College Station, TX 77842-3170

1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2023	2022	2021	2020	2019
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$1,836,039	$1,699,579	$1,773,806	$1,535,038	$1,269,157
Debt securities available for sale, at fair value	472,503	487,247	530,292	397,331	187,873
Loans, net	1,240,933	1,036,866	983,746	992,915	922,609
Deposits	1,537,978	1,551,448	1,584,359	1,354,573	1,125,392
Shareholders' equity	132,136	114,197	157,065	145,176	127,528
Summary of Operations
Interest income	$76,762	$56,449	$47,573	$45,939	$49,235
Interest expense	23,125	4,863	2,902	3,978	7,113
Net interest income	53,637	51,586	44,671	41,961	42,122
Provision for credit losses - loans	2,589	650	(2,100)	4,625	237
Provision for credit losses - unfunded commitments	135	—	—	—	—
Net interest income after provision for credit losses	50,913	50,936	46,771	37,336	41,885
Noninterest income	14,851	15,250	19,488	15,084	15,424
Noninterest expense	50,011	48,691	43,245	39,362	38,314
Income before income taxes	15,753	17,495	23,014	13,058	18,995
Federal income tax expense	2,155	2,557	3,398	258	2,880
Net income	$13,598	$14,938	$19,616	$12,800	$16,115
Performance Measurements
Return on average assets	0.78%	0.83%	1.17%	0.91%	1.29%
Return on average equity	11.39%	11.64%	13.20%	9.56%	13.17%
Return on average tangible equity (1)	12.32%	12.52%	14.05%	10.24%	14.22%
Efficiency ratio (1)	70.75%	71.21%	66.12%	67.32%	65.36%
Net interest margin, fully tax equivalent	3.31%	3.11%	2.88%	3.21%	3.68%
Shareholders' Value (per common share)
Diluted earnings per share	$3.10	$3.36	$4.42	$2.93	$3.67
Basic earnings per share	3.11	3.38	4.44	2.94	3.68
Regular cash dividends paid	1.28	1.28	1.25	1.20	1.17
Book value	30.23	26.01	35.36	33.07	29.30
Tangible book value (1)	28.17	23.96	33.34	31.02	27.23
Market value*	31.55	36.10	33.10	27.03	38.69
Market value/book value ratio	104.37%	138.79%	93.61%	81.74%	132.05%
Market value/tangible book value ratio	112.01%	150.67%	99.29%	87.13%	142.11%
Price/earnings multiple year-to-date	10.18	10.74	7.49	9.23	10.54
Dividend yield**	4.06%	3.55%	3.87%	4.44%	3.10%
Dividend payout ratio	41.15%	37.88%	28.16%	40.83%	31.74%
Safety and Soundness
Average equity/average assets	6.82%	7.17%	8.89%	9.48%	9.78%
Risk-based capital ratio (Total)	14.45%	17.21%	18.41%	17.69%	16.08%
Leverage ratio (Tier 1)	9.01%	8.95%	8.52%	8.69%	9.72%
Common equity ratio (Tier 1)	11.82%	14.22%	15.20%	14.32%	14.82%
Nonperforming loans/gross loans	0.01%	0.01%	0.74%	0.87%	0.42%
Nonperforming assets/total assets	0.01%	0.01%	0.42%	0.57%	0.31%
Allowance for credit loss/loans	1.28%	1.35%	1.51%	1.66%	1.28%
Net loan (charge-offs) recoveries/average loans	-0.02%	-0.15%	0.04%	0.02%	-0.07%
Assets under Management
Wealth Management Services (fair value)	$1,094,747	$904,317	$946,964	$836,381	$790,949
Held at third-party brokers (fair value)	135,423	116,398	118,046	112,624	127,976

(1) See the section titled "GAAP versus Non-GAAP Presentation" that follows.
* Based on the closing price of FRAF as quoted on the Nasdaq Capital Market for all years shown.
** Based on annualized 4th quarter dividend and year-end market value.

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

We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

The following accounting policy is identified by management to be critical to the results of operations: Allowance for Credit Losses (ACL).

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2023	2022	2021	2020	2019
Return on Average Tangible Equity (non-GAAP)
Net income	$13,598	$14,938	$19,616	$12,800	$16,115

Average shareholders' equity	119,408	128,283	148,637	133,958	122,377
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	110,392	119,267	139,621	124,942	113,361

Return on average tangible equity (non-GAAP)	12.32%	12.52%	14.05%	10.24%	14.22%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$132,136	$114,197	$157,065	$145,176	$127,528
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	123,120	105,181	148,049	136,160	118,512

Shares outstanding (in thousands)	4,371	4,390	4,441	4,389	4,353

Tangible book value (non-GAAP)	28.17	23.96	33.34	31.02	27.23

Efficiency Ratio (non-GAAP)
Noninterest expense	$50,011	$48,691	$43,245	$39,362	$38,314

Net interest income	53,637	51,586	44,671	41,961	42,122
Plus tax equivalent adjustment to net interest income	1,094	1,381	1,466	1,407	1,393
Plus noninterest income, net of securities transactions	15,954	15,410	19,271	15,104	15,102
Total revenue	70,685	68,377	65,408	58,472	58,617

Efficiency ratio (non-GAAP)	70.75%	71.21%	66.12%	67.32%	65.36%

Results of Operations:

Management’s Overview

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

Summary

Franklin Financial Services Corporation reported consolidated earnings of $13.6 million ($3.10 per diluted share) for 2023 compared with $14.9 million ($3.36 per diluted share) for the same period in 2022.

•Year-to-date, net interest income was $53.6 million, an increase of 4.0% compared to $51.6 million for the same period in 2022. On a year-over-year comparison, the net interest margin was 3.31% for 2023 compared to 3.11% in 2022. The increase in the 2023 net interest margin was due primarily to a 1.30% increase in the yield on earning assets from 3.40% in 2022 to 4.70% in 2023 as all asset classes had higher yields in 2023. This increase was primarily the result of action by the Federal Reserve to increase short-term interest rates in 2023. The cost of interest-bearing liabilities increased from 0.36% for 2022 to 1.75% for 2023. Likewise, the cost of all deposits increased from 0.23% in 2022 to 1.23% in 2023.

•Average earning assets for 2023 were $1.656 billion compared to $1.702 billion in 2022, a decrease of 2.8%. In 2023, the average balance of interest-earning cash balances decreased $109.2 million (68.4%) to support loan growth and to offset a decrease in average deposits during the year. The average balance of the investment portfolio decreased $48.9 million (9.6%), while the average balance of the loan portfolio increased $111.3 million (10.8%), over the prior year averages. Within the loan portfolio, average commercial loan balances increased $77.7 million during the year and residential mortgages increased $33.2 million. Total deposits averaged $1.530 billion for 2023, a decrease of $101.4 million (6.2%) from the average balance for 2022. All deposit categories reported a year-over-year decrease in average balances, except for time deposits. On a year-over-year comparison, the yield on earning assets increased 130 basis points from 3.40% in 2022 to 4.70% for 2023, while the cost of interest-bearing liabilities increased 139 basis points from 0.36% to 1.75% over the same period.

•On January 1, 2023, the Bank adopted a new accounting standard for the calculation of its allowance for credit losses (ACL), referred to as the current expected credit loss (CECL) model. Upon adoption, the Bank recorded a decrease of $536 thousand to the ACL for loans, an increase of $411 thousand to the ACL for unfunded commitments (carried in Other Liabilities on the consolidated balance sheet), an increase of $98 thousand to retained earnings, and a deferred tax liability of $26 thousand. The provision for credit losses for 2023 was calculated using the CECL model, while the provision for loan losses for 2022 was calculated under the previous methodology. For 2023, the provision for credit losses on loans was $2.6 million compared to $650 thousand for 2022. The increase in the provision for credit loss was due primarily to growth in the loan portfolio. The ACL ratio for loans was 1.28% on December 31, 2023, compared to 1.35% on December 31, 2022. For 2023, the provision for credit losses on unfunded commitments was $135 thousand compared to $0 for 2022. The ACL for unfunded commitments was $2.0 million on December 31, 2023, compared to $1.5 million on December 31, 2022.

•Noninterest income was $14.9 million compared to $15.3 million in 2022. The decrease was driven primarily by a loss of $1.1 million from the sale of securities as part of a portfolio restructuring in 2023, partially offset by increases in wealth management fees and debit card income.

•Noninterest expense was $50.0 million in 2023 compared to $48.7 million in 2022. The following categories contributed to the year-over-year increase: salaries and benefits increased $720 thousand (primarily salaries due to a highly competitive labor market, merit and performance increases), net occupancy increased $329 thousand (primarily depreciation on the new headquarters building put in service in July 2022), and a lease termination expense of $495 thousand.

•The effective federal income tax rate was 13.7% for 2023, which reflects the benefit of $367 thousand in tax credits recorded during the year. Without the tax credits, the effective rate year-to-date would have been 16.0%.

Total assets at December 31, 2023 were $1.836 billion compared to $1.700 billion at December 31, 2022, an increase of 8.0%. Significant balance sheet changes since December 31, 2022, include:

•Short-term interest-bearing deposits in other banks decreased $43.4 million (92.3%) and the investment portfolio decreased $14.3 million (2.9%).

•The net loan portfolio increased $204.1 million (19.7%) over the year-end 2022 balance, with commercial purpose loans increasing $149.4 million from year-end 2022.

•Deposits decreased $13.5 million (0.9%) over year-end 2022 with decreases in small business checking accounts and interest-bearing accounts.

•Total borrowings were $130.0 million at year end, comprised of $40 million from the Federal Home Loan Bank (FHLB) and $90 million from the Federal Reserve Bank through the Bank Term Funding Program (BTFP).

•Shareholders’ equity increased $17.9 million from December 31, 2022. Retained earnings increased $8.1 million in 2023 and accumulated other comprehensive income (AOCI) increased $10.3 million as the fair value of the investment portfolio improved during the year. At December 31, 2023, the book value of the Corporation’s common stock was $30.23 per share and tangible book value was $28.17 per share. In December 2023, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period. The Bank is considered to be well-capitalized under the regulatory guidance as of December 31, 2023.

Other key performance measurements are presented elsewhere in Item 7 of this report.

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

Table 1 shows the change in tax-equivalent net interest income year over year. Changes in interest income and expense are driven by changes in balance (volume) and changes in the average rate on interest-earning assets and interest-bearing liabilities. The changes attributable to rate or volume are shown in Table 2. The yield on earning assets (Table 3) increased to 4.70% for 2023 from 3.40% for 2022. The benefit provided by tax-exempt income was $1.1 million in 2023.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2023	2022	$	%
Interest income	$76,762	$56,449	$20,313	36.0
Interest expense	23,125	4,863	18,262	375.5
Net interest income	53,637	51,586	2,051	4.0
Tax equivalent adjustment	1,094	1,381	(287)	(20.8)
Tax equivalent net interest income	$54,731	$52,967	$1,764	3.3

Table 2 identifies increases and decreases in tax equivalent net interest income due to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2023 Compared to 2022			2022 Compared to 2021
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-earning deposits in other banks	$(2,571)	$2,495	$(76)	$164	$2,070	$2,234
Investment securities:
Taxable	(434)	5,305	4,871	623	2,136	2,759
Nontaxable	(885)	(185)	(1,070)	(242)	174	(68)
Investment securities	(1,319)	5,120	3,801	381	2,310	2,691
Loans:
Residential real estate 1-4 family:
First liens	1,505	778	2,283	61	94	155
Junior liens and lines of credit	(19)	1,691	1,672	105	760	865
Residential real estate - construction	(30)	320	290	84	244	328
Commercial real estate	3,568	5,834	9,402	1,840	2,167	4,007
Commercial	65	2,483	2,548	(1,114)	(354)	(1,468)
Consumer	26	80	106	(63)	42	(21)
Loans	5,115	11,186	16,301	913	2,953	3,866
Total net change in interest income	1,225	18,801	20,026	1,458	7,333	8,791

Interest expense on:
Interest checking	(155)	1,354	1,199	87	271	358
Money management	(90)	11,349	11,259	87	1,625	1,712
Savings	(9)	91	82	10	27	37
Time deposits	174	2,313	2,487	(46)	(98)	(144)
Deposits	(80)	15,107	15,027	138	1,825	1,963
Subordinate notes	2	2	4	2	(4)	(2)
Federal Reserve Bank borrowings	2,374	—	2,374	—	—	—
Federal Home Loan Bank advances	857	—	857	—	—	—
Total net change in interest expense	3,153	15,109	18,262	140	1,821	1,961
Change in tax equivalent net interest income	$(1,928)	$3,692	$1,764	$1,318	$5,512	$6,830

The following table presents average balances, tax-equivalent (T/E) interest income, interest expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2023			2022
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-earning deposits in other banks	$50,451	$2,407	4.77%	$159,610	$2,483	1.56%
Investment securities:
Taxable	406,937	14,846	3.65%	424,703	9,975	2.35%
Tax exempt	54,416	1,523	2.80%	85,566	2,593	3.03%
Investment securities	461,353	16,369	3.55%	510,269	12,568	2.46%
Loans:
Residential real estate 1-4 family:
First liens	173,986	7,912	4.55%	139,577	5,629	4.03%
Junior liens and lines of credit	72,623	4,050	5.58%	73,200	2,378	3.25%
Residential real estate - construction	21,124	1,303	6.17%	21,737	1,013	4.66%
Commercial real estate	626,817	33,204	5.30%	550,772	23,802	4.32%
Commercial	243,045	12,080	4.97%	241,395	9,532	3.95%
Consumer	6,285	531	8.45%	5,938	425	7.16%
Loans	1,143,880	59,080	5.16%	1,032,619	42,779	4.14%
Total interest-earning assets	1,655,684	$77,856	4.70%	1,702,499	$57,830	3.40%
Other assets	95,489			87,300
Total assets	$1,751,173			$1,789,799

Interest-bearing liabilities:
Deposits:
Interest checking	$459,447	$2,078	0.45%	$543,553	$879	0.16%
Money Management	568,521	13,801	2.43%	588,728	2,542	0.43%
Savings	117,026	183	0.16%	128,203	101	0.08%
Time	91,512	2,781	3.04%	64,273	294	0.46%
Total interest-bearing deposits	1,236,506	18,843	1.52%	1,324,757	3,816	0.29%
Subordinate notes	19,642	1,051	5.35%	19,605	1,047	5.34%
Federal Reserve Bank borrowings	53,041	2,374	4.48%	—	—	0.00%
Federal Home Loan Bank advances	14,704	857	5.83%	—	—	0.00%
Total interest-bearing liabilities	1,323,893	23,125	1.75%	1,344,362	4,863	0.36%
Noninterest-bearing deposits	293,001			306,102
Other liabilities	14,871			11,052
Shareholders' equity	119,408			128,283
Total liabilities and shareholders' equity	$1,751,173			$1,789,799
T/E net interest income/Net interest margin		54,731	3.31%		52,967	3.11%
Tax equivalent adjustment		(1,094)			(1,381)
Net interest income		$53,637			$51,586

Net Interest Spread			2.95%			3.04%
Cost of Funds			1.43%			0.29%
Cost of Deposits			1.23%			0.23%

Provision for Credit Losses

In 2023, the Bank recorded gross loan charge-offs of $422 thousand, which were partially offset by $246 thousand of recoveries, resulting in net loan charge-offs of $176 thousand. For 2023, the Corporation recorded $2.7 million as a provision for credit loss expense allocated between the provision for loans of $2.6 million and the provision for unfunded commitments of $135 thousand. Due to loan growth in 2023, the allowance for credit losses increased to $16.1 million at year-end 2023 (1.28% of total loans), compared to $14.2 million at year-end 2022 (1.35% of total loans). Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ACL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic forecasts and conditions, and other relevant factors to determine the adequacy of the allowance for credit losses and the provision for credit losses. For more information, refer to the Loan Quality discussion and Table 10.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2023 and 2022:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest Income
Wealth management fees	$7,512	$7,152	$360	5.0
Loan service charges	811	724	87	12.0
Gain on sale of loans	199	770	(571)	(74.2)
Deposit service charges and fees	2,492	2,527	(35)	(1.4)
Other service charges and fees	1,852	1,724	128	7.4
Debit card income	2,157	1,868	289	15.5
Increase in cash surrender value of life insurance	448	436	12	2.8
Net (losses) gains on sales of debt securities	(1,119)	(91)	(1,028)	1,129.7
Change in fair value of equity securities	16	(69)	85	(123.2)
Other	483	209	274	131.1
Total	$14,851	$15,250	$(399)	(2.6)

The most significant changes in noninterest income are discussed below:

Wealth management fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $6.9 million for 2023 and $6.5 million for 2022 with fluctuations in value during the year affecting fee income. The fair value of trust assets under management was $1.095 billion at year-end, compared to $904.3 million at the end of 2022. Estate fees were $295 thousand in 2023 compared to $498 thousand in 2022. By the nature of an estate settlement, these fees are considered nonrecurring. Commissions from the sale of insurance and investment products increased by $167 thousand compared to 2022.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees.

Gain on sale of loans: This category is comprised of fees from the sale of residential mortgages with servicing released in the secondary market. Due to lower origination volume, the Bank sold substantially fewer loans in 2023 compared to 2022.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The decrease of $35 thousand in this category was due to a lower volume of overdraft fees.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. Merchant card fees increased $28 thousand while ATM fees increased $83 thousand.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees increased by $289 thousand, while business card fees were flat year over year. The business debit card offers a cash back rewards program based on usage, while the retail debit card offers reward points based on usage. Debit card income is reported net of reward program expense.

Net (losses) gains on sales of debt securities: The Bank took losses of $1.1 million on the sale of investment securities as part of portfolio restructuring. Due to market conditions, the Bank was able to sell low yielding bonds and reinvest at higher yields.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2023 and 2022:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2023	2022	Amount	%
Salaries and benefits	$28,813	$28,094	$719	2.6
Net occupancy	4,398	4,069	329	8.1
Marketing and advertising	2,071	1,915	156	8.1
Legal and professional	2,301	2,202	99	4.5
Data processing	4,792	4,751	41	0.9
Pennsylvania bank shares tax	745	1,148	(403)	(35.1)
FDIC insurance	851	736	115	15.6
ATM/debit card processing	1,235	1,428	(193)	(13.5)
Telecommunications	405	396	9	2.3
Nonservice pension	(117)	567	(684)	(120.6)
Lease termination	495	—	495	—
Other	4,022	3,385	637	18.8
Total	$50,011	$48,691	$1,320	2.7

The most significant changes in noninterest expense are discussed below:

Salaries and benefits: This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension service, employment taxes and other employee benefit programs. This category increased by $719 thousand compared to the prior year from: salary increases of $1.6 million due to merit and annual increases, and new positions offset by decreases in health insurance expense of $371 thousand, $225 thousand in stock compensation expense, $153 thousand for incentive compensation plans, and $126 thousand in pension service costs. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. Depreciation increased during 2023 from a full year of depreciation of its new headquarters building.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees. Consulting fees increased $44 thousand due to advisory services related to the implementation of a customer relationship management system. Internal and external audit fees increased by $3 thousand.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $2.0 million of the total data processing costs in 2023 and $2.3 million in 2022.

Nonservice pension: The decrease in the nonservice pension expense was due to a $684 thousand reduction in pension settlement costs related to lump-sum pension payouts during 2022 and lower asset returns and amortization.

Lease Termination: The lease termination was for a long-term lease held for a new community office that will not be constructed.

Other: The largest increases in this category were in directors’ fees ($141 thousand) and charitable donations ($135 thousand). All other increases are due primarily to overall higher operating expenses.

Provision for Income Taxes

In 2023, the Corporation recorded a Federal income tax expense of $2.2 million compared to $2.6 million in 2022. The effective tax rate was 14.6% for 2022 and 13.7% for 2023, which reflects the benefit of $367 thousand in tax credits recorded during 2023. Without tax credits, the Bank’s effective tax rate was 16.0%. The Corporation’s 2023 and 2022 effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. For a more comprehensive analysis of Federal income tax expense refer to Note 14 of the accompanying consolidated financial statements.

.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2023, total assets increased 8.0% over the prior year to $1.84 billion from $1.70 billion at the end of 2022.

Interest Earning Deposits in Other Banks:

Short-term interest-earning deposits, held primarily at the Federal Reserve, decreased to $3.6 million at December 31, 2023 compared to $47.0 million at December 31, 2022, as the excess cash was redeployed into the loan portfolio and deposit balances decreased. Long-term interest-earning deposits decreased from $14.0 million at December 31, 2022 to $6.2 million at December 31, 2023. The average balance of interest-earning deposits decreased to $50.5 million in 2023 compared to $159.3 million in 2022.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and corporate debt primarily in the form of bank-issued subordinated debt. The weighted average life of the portfolio is 5.0 years, the effective duration (which measures the change in fair value for a 1% change in interest rates) is 3.7%, and $207.4 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity, except for U.S. Treasuries. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past two years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2023		2022
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value
U.S. Treasury	$83,494	$74,091	$101,980	$90,257
Municipal	161,339	138,618	186,007	155,455
Corporate	26,336	23,198	26,316	24,239
Agency mortgage & asset-backed	142,565	132,591	163,274	150,935
Non-agency mortgage & asset-backed	108,185	104,005	70,756	65,950
Total	$521,919	$472,503	$548,333	$486,836

The following table presents investment securities at December 31, 2023 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

			After one year		After five years		After ten
	One year or less		through five years		through ten years		years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Treasury	$—	—	$46,824	1.26%	$27,267	1.33%	$—	—	$74,091	1.28%
Municipal	—	—	4,287	1.96%	43,064	2.32%	91,267	2.23%	138,618	2.25%
Corporate	—	—	3,961	6.86%	18,409	4.77%	828	4.28%	23,198	5.08%
Agency mortgage & asset-backed	93	2.84%	12,193	1.62%	27,797	2.77%	92,508	4.64%	132,591	3.95%
Non-agency mortgage & asset-backed	6,723	7.95%	13,306	5.37%	985	3.92%	82,991	5.63%	104,005	5.72%
Total	$6,816	7.88%	$80,571	2.25%	$117,522	2.59%	$267,594	4.05%	$472,503	3.42%

Table 3, previously presented, shows the two-year trend of average balances and yields on the investment portfolio. The tax-equivalent yield on the portfolio increased from 2.46% in 2022 to 3.55% in 2023. U.S. Agency mortgage-backed securities and municipal bonds continue to comprise the largest sectors by fair value of the portfolio, approximately 28% and 29% respectively. The

Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio returned $72.4 million of principal cash flow in 2023 while $50.3 million was invested into the portfolio during the year.

Municipal Bonds: This sector holds $138.6 million or 29% of the total portfolio and the amortized cost decreased by $24.7 million year over year. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (35% of the portfolio) and taxable (65% of the portfolio) municipal bonds. Sixty-nine percent of the portfolio are general obligation bonds and thirty-two percent are revenue bonds. The portfolio holds bonds from 154 issuers within 34 states. The largest dollar exposures are in the states of Texas (15%), California (13%) and Pennsylvania (12%). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized statistical rating organization.

Corporate Bonds: This sector is comprised primarily of $19.2 million of subordinate debt from 44 different community bank issuers.

Agency Mortgage & Asset-backed Securities (MBS): This sector holds $132.6 million, or 28%, of the total portfolio. This sector is comprised of bonds issued and guaranteed by the U.S. Government, a U.S. Government Agency, or a government sponsored entity securitized by pools of residential mortgages and other loan assets.

Non-Agency Mortgage & Asset-backed Securities (ABS): This sector holds $104.0 million, or 22%, of the total portfolio. This sector is comprised of senior private label first-lien commercial and residential mortgages. As senior position bonds, they benefit from credit support in the form of junior tranches and reserve funds that absorb loss prior to the senior bonds. This sector has $83.0 million of its fair value investment grade rated by nationally recognized statistical rating organizations while $21.0 million of its fair value is nonrated.

Impairment: For securities with an unrealized loss, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The impairment identified on debt securities and subject to evaluation at December 31, 2023, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments. During 2023, $40.1 million of securities were sold as part of a portfolio restructuring to take advantage of higher market interest rates. The realized loss on these sales was $1.1 million.

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2023, this investment was reported at fair value ($427 thousand) with changes in value reported through income in 2023.

Restricted Stock at Cost

The Bank held $2.4 million of restricted stock at the end of 2023 of which $2.4 million is stock in the FHLB, carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio increased by 19.6% ($205.9 million) in 2023, due primarily to an increase of $139.5 million in commercial real estate loans. Average gross loans for 2023 increased by $111.3 million to $1.144 billion. Commercial, mortgage and consumer loans showed an increase in average balances during the year, which was partially offset by a decline in home equity loans and lines of credit and construction loans. The yield on the portfolio increased in 2023 to 5.16% from 4.14% in 2022. Table 3, previously presented, shows the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by class, as of December 31 for the past 2 years.

Table 8. Loan Portfolio

			Change
(Dollars in thousands)	2023	2022	Amount	%
Residential real estate 1-4 family
Consumer first lien	$142,017	$85,166	$56,851	66.8
Commercial first lien	63,271	61,702	1,569	2.5
Total first liens	205,288	146,868	58,420	39.8

Consumer junior lien and lines of credit	68,752	69,561	(809)	(1.2)
Commercial junior liens and lines of credit	3,809	4,127	(318)	(7.7)
Total junior liens and lines of credit	72,561	73,688	(1,127)	(1.5)
Total residential real estate 1-4 family	277,849	220,556	57,293	26.0

Residential real estate construction
Consumer	13,837	13,908	(71)	(0.5)
Commercial	12,063	10,485	1,578	15.1
Total residential real estate construction	25,900	24,393	1,507	6.2

Commercial real estate	703,767	564,291	139,476	24.7
Commercial	242,654	235,602	7,052	3.0
Total commercial	946,421	799,893	146,528	18.3

Consumer	6,815	6,199	616	9.9
Total loans	1,256,985	1,051,041	205,944	19.6
Less: Allowance for loan losses	(16,052)	(14,175)	(1,877)	13.2
Net loans	$1,240,933	$1,036,866	$204,067	19.7

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate, as well as loans made to individuals secured by unimproved noncommercial real estate. Total residential real estate loans increased $57.3 million in 2023, primarily in consumer first lien loans. In 2023, the Bank originated $92.4 million in mortgages compared to $81.7 million in 2022, including approximately $14.0 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category, $13.8 million, represents loans for individuals to construct personal residences, while loans to residential real estate developers and home builders totaled $12.1 million at December 31, 2023. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, and farm loans, where real estate serves as the primary collateral for the loan. This loan category increased by $139.5 million over the prior year. The largest sectors (by collateral) are: apartment buildings ($120.2 million), office buildings ($87.1 million), hotel & motel ($80.7 million) and shopping centers ($68.5 million). The majority of the Bank’s hotel and office building exposure is located throughout south-central Pennsylvania. The three largest growth sectors in 2023 were office buildings, apartment units and development land which totaled $71.0 million. Included in commercial real estate are approximately $522 million of nonowner occupied loans.

Also included in CRE are real estate construction loans totaling $131.9 million. At December 31, 2023, the Bank had $63.4 million in real estate construction loans funded with an interest reserve and capitalized $1.4 million of interest in 2023 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans increased $7.1 million over the 2022 ending balance. At December 31, 2023, the Bank had approximately $113 million of tax-free loans in its portfolio. The largest sectors (by industry) are: public administration ($44.7 million), utilities ($42.0 million) real estate, rental and leasing ($25.0 million) and retail trade ($18.6 million). This category also includes $57 thousand of PPP loans that are 100% guaranteed by the SBA, compared to $179 thousand at December 31, 2022.

Participations: At December 31, 2023, the outstanding commercial participations were $97.8 million (9.5% of commercial purpose loans and 7.8% of total gross loans), compared to $70.6 million (8.1% of commercial purpose loans and 6.7% of total gross loans) at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $135.4 million at December 31, 2023 and $90.0 million at December 31, 2022. The loan participations are comprised of $26.0 million of commercial loans and $71.8 million of CRE loans, reported in the respective loan segment.

Consumer loans: This category is comprised of installment loans and personal lines of credit and increased $616 thousand in 2023 over 2022 ending balances.

Table 9. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2023.

	Less than			Over
(Dollars in thousands)	1 year	1-5 years	5-15 years	15 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$2,510	$10,270	$45,746	$16,016	$74,542
Variable rate	2,846	13,218	56,210	131,033	203,307
	5,356	23,488	101,956	147,049	277,849
Residential real estate construction
Fixed rate	139	—	—	13,698	13,837
Variable rate	6,101	5,251	711	—	12,063
	6,240	5,251	711	13,698	25,900
Commercial real estate
Fixed rate	4,250	71,340	78,590	—	154,180
Variable rate	45,279	120,964	319,889	63,455	549,587
	49,529	192,304	398,479	63,455	703,767
Commercial
Fixed rate	1,753	42,372	55,326	366	99,817
Variable rate	43,214	19,606	31,889	48,128	142,837
	44,967	61,978	87,215	48,494	242,654
Consumer
Fixed rate	101	2,419	517	1,566	4,603
Variable rate	876	356	980	—	2,212
	977	2,775	1,497	1,566	6,815

	$107,069	$285,796	$589,858	$274,262	$1,256,985

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $17.2 million at year-end compared to $11.6 million one year earlier. Included in the watch list are $147 thousand of nonaccrual loans at year-end 2023, compared to $120 thousand at year-end 2022. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more, nonaccrual loans, or impaired loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for loan losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential for risk of loss. Nonaccrual loans are rated no better than 7-Substandard.

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At December 31, 2022, the Bank had loans of $13.7 million (1.1% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.2% at the prior year end.

Loan quality, as measured by nonaccrual loans, totaled $147 thousand at December 31, 2023 compared to $120 thousand at December 31, 2022 and the nonperforming loan to total loans ratio was 0.01% at December 31, 2023 and 2022. Loans past due 90-days or more, but still accruing, totaled $5 thousand at December 31, 2023.

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

The ACL for loans is an estimate of the losses expected to be realized over the life of the loan portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated individually for expected credit losses (specific reserve), and 2) loans evaluated collectively for expected credit losses (pooled reserve). Management’s periodic evaluation of the adequacy of the ACL for loans is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic forecasts and conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ actual or perceived financial and managerial strengths, and other relevant factors. This evaluation is inherently subjective, as it requires material assumptions and estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on loans evaluated individually.

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

The Corporation has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on nonaccrual status, any outstanding current accrued interest is reversed against income and prior year accrued interest is deducted from the ACL.

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

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period, based on a reasonable and supportable forecast, that will be similar to the next four quarters.

•The historical credit loss rate is applied to each WARM bucket though the initial four quarter forward-looking period.

•At the end of the forward-looking period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

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

The following table shows the allocation of the allowance for loan losses and other loan performance ratios, by class, as of December 31, 2023 and 2022:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total
2023
Loans at December 31, 2023	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$—	$1,256,985
Average Loans for 2023	173,986	72,623	21,124	626,817	243,045	6,285	—	1,143,880
Nonaccrual Loans at December 31, 2023	—	—	—	—	147	—	—	147
Allowance for Credit Losses at December 31, 2023	1,296	419	296	10,657	3,290	94	—	16,052
Net Recoveries/(Charge-offs) for 2023	2	—	49	1	(193)	(35)	—	(176)

Loans/Total Gross Loans at December 31, 2023	16%	6%	2%	56%	19%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2023	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	—	0.01%
Allowance for Credit Loss/Gross Loans at December 31, 2023	0.63%	0.58%	1.14%	1.51%	1.36%	1.38%	—	1.28%
Net Recoveries (Charge-offs)/Average Loans for 2023	0.00%	0.00%	0.23%	0.00%	-0.08%	-0.56%	—	-0.02%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2023								10,919.73%

2022
Loans at December 31, 2022	$146,868	$73,688	$24,393	$564,291	$235,602	$6,199	$—	$1,051,041
Average Loans for 2022	139,577	73,200	21,737	550,772	241,395	5,938	—	1,032,619
Nonaccrual Loans at December 31, 2022	120	—	—	—	—	—	—	120
Allowance for Loan Losses at December 31, 2022	459	234	343	7,493	4,846	133	667	14,175
Net Recoveries/(Charge-offs) for 2022	28	2	—	(1,450)	(45)	(76)	—	(1,541)

Loans/Total Gross Loans at December 31, 2022	14%	7%	2%	54%	22%	1%	—	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2022	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.01%
Allowance for Loan Loss/Gross Loans at December 31, 2022	0.32%	0.32%	1.41%	1.32%	2.06%	2.15%	—	1.35%
Net Recoveries (Charge-offs)/Average Loans for 2022	0.02%	0.00%	0.00%	-0.26%	-0.02%	-1.28%	—	-0.15%
Allowance for Loan Loss/Nonaccrual Loans at December 31, 2022								11,812.50%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2023. The 2023 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was likely not impaired in 2023 and did not make a further assessment.

The 2022 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was likely not impaired in 2022 and did not make a further assessment.

At December 31, 2023, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

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

Table 11. Deposits

			Change
(Dollars in thousands)	2023	2022	Amount	%
Noninterest-bearing checking	$273,050	$299,231	$(26,181)	(8.7)
Interest-bearing checking	454,517	496,533	(42,016)	(8.5)
Money management	572,058	569,585	2,473	0.4
Savings	105,907	128,709	(22,802)	(17.7)
Time deposits	132,446	57,390	75,056	130.8
Total	$1,537,978	$1,551,448	$(13,470)	(0.9)

Noninterest-bearing checking: This category decreased $26.2 million while the average balance decreased by $13.1 million for the year. As a noninterest bearing account, these deposits contributed approximately 36 basis points to the net interest margin.

Interest-bearing checking: This category saw a decrease of $42.0 million in the ending balance compared to the prior year and a decrease of $84.1 million compared to the prior year average primarily in retail accounts in 2023. The cost of these accounts increased by 29 basis points.

Money management: The year over year balance increased $2.5 million and the average balance decreased $20.2 million compared to the 2022 average balance. The cost of this product increased by 200 basis points during the year as market rates increased.

Savings: Savings accounts decreased $22.8 million during the year. The cost of this product increased by 8 basis points during the year as market rates increased.

Time deposits: Time deposits increased by $75.1 million in 2023 with an increase in the average balance of $27.2 million as customers locked in higher interest rates. The cost of these accounts increased from .46% to 3.04% as market rates increased. Included in this category is $8.7 million of brokered CDs.

Reciprocal deposits: At year-end 2023, the Bank had $237.8 million placed in the IntraFi Network deposit program ($137.8 million in interest-bearing checking and $100.0 million in money management) and $6.4 million of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At December 31, 2023, the Bank’s reciprocal deposits were 15.5% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks, credit unions and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Uninsured deposits: Aggregate estimated uninsured deposits at December 31, 2023 were $299.9 million (19.5% of total deposits) compared to $299.2 million (19.3% of total deposits) at December 31, 2022. Certain Bank deposits may not be insured but are fully collateralized by other assets. The Bank estimates that approximately 91% of its deposits are FDIC insured or collateralized as of December 31, 2023.

At December 31, 2023, time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured by maturity were as follows:

Table 12. Time Deposits of $250,000 or More

(Dollars in thousands)	Individual Instruments that Meet or Exceed FDIC Insurance Limit	Time Deposits that Meet or Exceed FDIC Insurance Limit
Maturity distribution:
Within three months	$21,544	$17,294
Over three through six months	8,754	6,004
Over six through twelve months	9,626	7,126
Over twelve months	4,475	1,475
Total	$44,399	$31,899

Borrowings:

Short-term Borrowings: At December 31, 2023, the Bank had $90.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) to temporarily support its liquidity position and $40.0 million in short-term borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB). The BTFP borrowing is comprised of $50.0 million with a rate of 4.38% due March 22, 2024, $20.0 million with a rate of 4.71% due May 10, 2024, and $20.0 million with a rate of 4.93% due December 13, 2024. At December 31, 2023, the fair value of debt securities pledged for the BTFP was $88.4 million. The FHLB borrowings have a blended rate of 5.80% and are due during the third quarter of 2024.

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

Subsequent to year-end 2023, the Bank borrowed $200 million in a term loan from FHLB for three years at a rate of 4.32%. The term loan was taken to restructure borrowings and to fund expected loan growth. In addition, two outstanding borrowings under the BTFP due in 2024 were refinanced in the amount of $40 million at a fixed rate of 4.81% extending the maturity date to January 2025.

Shareholders’ Equity:

Shareholders’ equity increased by $17.9 million to $132.1 million at December 31, 2023. Retained earnings increased $8.1 million in 2023 from earnings of $13.6 million offset by dividends paid of $5.6 million ($1.28 per share). The dividend payout ratio was 40.2% in 2023 compared to 37.9% in 2022.

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

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.4 million to capital during 2023. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $312 thousand of optional cash purchases.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2023 was 5.63%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2023, the Bank was “well capitalized’ under the Basel III requirements.

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

The following table presents capital ratios for the Corporation and Bank at December 31:

Table 13. Capital Ratios

	2023		2022
	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	11.82%	12.38%	14.22%	14.63%
Total risk-based capital ratio	14.45%	13.63%	17.21%	15.88%
Tier 1 risk-based capital ratio	11.82%	12.38%	14.22%	14.63%
Tier 1 leverage ratio	9.01%	9.44%	8.95%	9.21%

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

Economic Data

	2023	2022
Unemployment Rate (seasonally adjusted)
Market area range (1)	2.4% - 3.5%	2.4% - 4.1%
Pennsylvania	3.4%	4.0%
Maryland	1.7%	4.3%
United States	3.7%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	4.6%	14.3%
United States	4.8%	16.6%

Building Permits - year over year change -12 months
Harrisburg-Carlisle, PA MSA, Chambersburg-Waynesboro, PA MSA and Hagerstown, MD MSA
Residential, estimated	-15.4%	-3.6%
Multifamily, estimated	-50.7%	260.9%

(1) Franklin, Cumberland, Fulton and Huntingdon County, PA and Washington County, MD

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In February 2024, the FOMC release included this: “Recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have moderated since early last year but remain strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. The Committee judges that the risks to achieving its employment and inflation goals are moving into better balance. The economic outlook is uncertain, and the Committee remains highly attentive to inflation risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities, as described in its previously announced plans. The Committee is strongly committed to returning inflation to its 2 percent objective.” Over the long-term, the Corporation benefits from higher interest rates.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered as collateral for borrowings are an additional source of readily available liquidity (approximately $164.8 million fair value), either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

The FHLB system has always been a major source of funding for community banks. There are no indicators that lead the Bank to believe the FHLB will discontinue its lending function or restrict the Bank’s ability to borrow. If either of these events were to occur, it would have a material negative effect on the Bank, and it is highly unlikely that the Bank could replace the level of FHLB funding in a short time. The Bank has also established credit at the Federal Reserve Discount Window and unsecured lines of credit at correspondent banks.

The following table shows the Bank’s available liquidity at December 31, 2023.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$484,163	$40,000	$444,163
Federal Reserve Bank Discount Window	55,496	—	55,496
Fed Bank Term Funding Program	91,733	90,000	1,733
Correspondent Banks	56,000	—	56,000
Total	$687,392	$130,000	$557,392

Subsequent to year-end 2023, the Bank borrowed $200 million in a term loan from FHLB for three years at a rate of 4.32%. The term loan was taken to restructure borrowings and to fund expected loan growth.

Off Balance Sheet Commitments

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet loans and lines of credit. Because these unfunded instruments have fixed maturity dates and many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. At December 31, 2023, the ACL for unfunded commitments was $2.0 million compared to $1.5 million at December 31, 2022. The ACL for unfunded commitments is reported in Other Liabilities on the Consolidated Balance Sheet.

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2023	2022
Commercial commitments to extend credit	$325,982	$275,867
Consumer commitments to extend credit (secured)	112,157	93,124
Consumer commitments to extend credit (unsecured)	5,964	5,247
	$444,103	$374,238
Standby letters of credit	$19,851	$30,734

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

Table 14. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income
Change in rates (basis points)	Projected	% Change
+300	$48,500	(7.5)%
+200	$50,000	(4.8)%
+100	$51,300	(2.3)%
unchanged	$52,500	—
(100)	$52,000	(0.9)%
(200)	$51,700	(1.5)%
(300)	$51,400	(2.1)%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Adoption of Qualitative Factor Framework and Subsequent Application of Risk Assignments to Qualitative Factors

In accordance with Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the “ASU”), the Corporation adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1 and 6 of the consolidated financial statements. See also the explanatory paragraph above. The ASU required credit losses on loans to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model) which estimates credit losses over the expected life of the loan. Estimates of expected credit losses are based on historical experience, adjusted for management’s evaluation of current conditions and reasonable and supportable forecasts. The impact of adoption of this standard on January 1, 2023 was a $536 thousand decrease to the allowance for credit losses, a $412 thousand increase to the allowance for unfunded commitments and a $98 thousand increase to retained earnings for the cumulative effect adjustment recorded upon adoption.

The Corporation measures expected credit losses based on pooled loans when similar risk characteristics exist. The ACL for pooled loans is the sum of quantitative and qualitative loss estimates. The quantitative portion is based on historical loss rates. A historical loss rate is calculated for each pool of loans. Adjustments to the quantitative portion are made for differences in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. These adjustments are formulated through a qualitative factor framework that comprises the eight aforementioned factors and assigns a risk level to each factor. The risk factors are weighted to reflect management’s estimate of how the factor affects expected losses. The risk levels within each factor are measured in basis points and range from minimal risk to the very high risk. Management assigns risk levels to each factor based on their evaluation of each of the eight risk factors.

Auditing the initial adoption of the qualitative factor framework used in the allowance for credit losses and the subsequent application of risk assignments for the qualitative factors was identified by us as a critical audit matter because of the significant auditor judgement applied and significant audit effort needed to evaluate the subjective and complex judgements made by management during adoption and subsequent application of the qualitative factor framework.

The primary procedures we performed to address this critical audit matter included substantively evaluating:

oThe appropriateness of significant judgements applied in adopting the qualitative framework, including the risk factors chosen, associated weightings, and allocation range within the framework.

oThe framework for assignment of level of risk and the method for translating those risk assignments into qualitative factors.

oThe application of risk assignments for the individual qualitative factors, including the appropriateness of management’s basis for risk level assignments.

oThe relevance and reliability of data used in developing the qualitative framework at the date of adoption and determining the risk level assignments.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 11, 2024

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2023	2022
Assets
Cash and due from banks	$19,505	$17,883
Short-term interest-earning deposits in other banks	3,635	47,016
Total cash and cash equivalents	23,140	64,899
Long-term interest-earning deposits in other banks	6,229	13,975
Debt securities available for sale, at fair value	472,503	486,836
Equity securities	427	411
Restricted stock	2,375	644
Loans held for sale	213	283
Loans	1,256,985	1,051,041
Allowance for loan losses	(16,052)	(14,175)
Net Loans	1,240,933	1,036,866
Premises and equipment, net	28,543	30,026
Right of use asset	4,680	6,010
Bank owned life insurance	22,758	22,311
Goodwill	9,016	9,016
Deferred tax asset, net	11,801	15,630
Other assets	13,421	12,672
Total assets	$1,836,039	$1,699,579

Liabilities
Deposits
Non-interest bearing checking	$273,050	$299,231
Money management, savings and interest checking	1,132,482	1,194,827
Time	132,446	57,390
Total deposits	1,537,978	1,551,448
Federal Reserve Bank borrowings	90,000	—
Federal Home Loan Bank advances	40,000	—
Subordinate notes	19,661	19,623
Lease liability	4,816	6,144
Other liabilities	11,448	8,167
Total liabilities	1,703,903	1,585,382

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,371,231 shares outstanding at December 31, 2023 and
4,710,972 shares issued and 4,390,397 shares outstanding at December 31, 2022	4,711	4,711
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,646	43,535
Retained earnings	133,993	125,892
Accumulated other comprehensive (loss) income	(40,940)	(51,287)
Treasury stock, 339,741 shares at December 31, 2023 and 320,575 shares at
December 31, 2022, at cost	(9,274)	(8,654)
Total shareholders' equity	132,136	114,197
Total liabilities and shareholders' equity	$1,836,039	$1,699,579

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2023	2022
Interest income
Loans, including fees	$58,277	$41,931
Interest and dividends on investments:
Taxable interest	14,790	9,954
Tax exempt interest	1,232	2,060
Dividend income	56	21
Deposits and obligations of other banks	2,407	2,483
Total interest income	76,762	56,449
Interest expense
Deposits	18,843	3,816
Federal Reserve Bank borrowings	2,374	—
FHLB advances	857	—
Subordinate notes	1,051	1,047
Total interest expense	23,125	4,863
Net interest income	53,637	51,586
Provision for credit losses - loans	2,589	650
Provision for credit losses - unfunded commitments	135	—
Net interest income after provision for credit losses	50,913	50,936
Noninterest income
Wealth management fees	7,512	7,152
Loan service charges	811	724
Gain on sale of loans	199	770
Deposit service charges and fees	2,492	2,527
Other service charges and fees	1,852	1,724
Debit card income	2,157	1,868
Increase in cash surrender value of life insurance	448	436
Net (losses) gains on sales of debt securities	(1,119)	(91)
Change in fair value of equity securities	16	(69)
Other	483	209
Total noninterest income	14,851	15,250
Noninterest Expense
Salaries and employee benefits	28,813	28,094
Net occupancy	4,398	4,069
Marketing and advertising	2,071	1,915
Legal and professional	2,301	2,202
Data processing	4,792	4,751
Pennsylvania bank shares tax	745	1,148
FDIC Insurance	851	736
ATM/debit card processing	1,235	1,428
Telecommunications	405	396
Nonservice pension	(117)	567
Lease termination	495	—
Other	4,022	3,385
Total noninterest expense	50,011	48,691
Income before federal income taxes	15,753	17,495
Federal income tax expense	2,155	2,557
Net income	$13,598	$14,938
Per share
Basic earnings per share	$3.11	$3.38
Diluted earnings per share	$3.10	$3.36

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2023	2022
Net Income	$13,598	$14,938

Debt Securities
Unrealized gains (losses) arising during the period	10,962	(65,682)
Reclassification adjustment for losses included in net income (1)	1,119	91
Net unrealized gains (losses)	12,081	(65,591)
Tax effect	(2,537)	13,774
Net of tax amount	9,544	(51,817)

Pension
Unrealized gains arising during the period	1,017	474
Reclassification for net actuarial losses included in net income (2)	—	889
Net unrealized gains	1,017	1,363
Tax effect	(214)	(286)
Net of tax amount	803	1,077

Total other comprehensive gain (loss)	10,347	(50,740)

Total Comprehensive Income (Loss)	$23,945	$(35,802)

(1) Reclassified to net losses on sales of debt securities
(2) Reclassified to other expense

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2023 and 2022:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2022	4,441,443	$4,711	$43,085	$116,612	$(547)	$(6,796)	$157,065

Net income		—	—	14,938	—	—	14,938
Other comprehensive loss		—	—	—	(50,740)	—	(50,740)
Cash dividends declared, $1.28 per share		—	—	(5,658)	—	—	(5,658)
Acquisition of treasury stock	(107,732)	—	—	—	—	(3,334)	(3,334)
Treasury shares issued under dividend reinvestment plan	44,943	—	241	—	—	1,175	1,416
Stock Compensation Plans:
Treasury shares issued	11,743	—	(253)	—	—	301	48
Compensation expense		—	462	—	—	—	462
Balance at December 31, 2022	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197

Net income		—	—	13,598	—	—	13,598
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Other comprehensive income		—	—	—	10,347	—	10,347
Cash dividends declared, $1.28 per share		—	—	(5,595)	—	—	(5,595)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	46,458	—	93	—	—	1,262	1,355
Stock Compensation Plans:
Treasury shares issued	18,790	—	(465)	—	—	512	47
Compensation expense		—	483	—	—	—	483
Balance at December 31, 2023	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$13,598	$14,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,016	1,437
Net amortization of loans and investment securities	2,462	4,177
Amortization of subordinate debt issuance costs	38	35
Provision for credit losses	2,724	650
Change in fair value of equity securities	(16)	69
Realized losses on sales of debt securities	1,119	91
Loans originated for sale	(13,965)	(51,285)
Proceeds from sale of loans	14,234	54,599
Gain on sale of loans held for sale	(199)	(770)
Increase in fair value of derivative	(1)	(18)
Increase in cash surrender value of life insurance	(448)	(436)
Stock option compensation	483	462
Increase in other assets	(534)	(795)
Increase in other liabilities	3,914	918
Deferred tax expense (benefit)	1,140	1,172
Net cash provided by operating activities	26,565	25,244
Cash flows from investing activities
Net decrease (increase) in long-term interest-earning deposits in other banks	7,746	(3,483)
Proceeds from sales and calls of investment securities available for sale	40,113	19,629
Proceeds from maturities and pay-downs of securities available for sale	32,295	40,924
Purchase of investment securities available for sale	(50,252)	(87,212)
Net increase in restricted stock	(1,731)	(149)
Net increase in loans	(205,939)	(48,866)
Proceeds from loans held for sale previously classified as portfolio loans	—	(3,680)
Capital expenditures	(499)	(12,218)
Net cash used in investing activities	(178,267)	(95,055)
Cash flows from financing activities
Net decrease in demand deposits, interest-bearing checking, and savings accounts	(88,526)	(16,048)
Net increase (decrease) in time deposits	75,056	(16,863)
Net increase in short-term borrowings	130,000	—
Dividends paid	(5,595)	(5,658)
Purchase of Treasury shares	(2,394)	(3,334)
Cash received from option exercises	47	48
Treasury shares issued under dividend reinvestment plan	1,355	1,416
Net cash provided by (used in) financing activities	109,943	(40,439)
(Decrease) increase in cash and cash equivalents	(41,759)	(110,250)
Cash and cash equivalents as of January 1	64,899	175,149
Cash and cash equivalents as of December 31	$23,140	$64,899
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$19,460	$4,754
Income taxes	$1,344	$88
Noncash Activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$1,867
Noncash extinguishment of lease liability	$537	$—
Noncash decrease in right-of-use asset	$507	$—
Transfers from portfolio loans to loans held for sale	$—	$5,131

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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2023 and 2022, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which eliminated the previous concept of other-than-temporary impairment for AFS securities. (see Allowance for Credit Losses below). Prior to January 1, 2023, declines in the fair value of securities was recorded under the other-than-temporary impairment concept more fully described in the Corporation’s report on Form 10-K as of December 31, 2022.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $2.4 million of restricted stock at the end of 2023. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2023.

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

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2023, there were no derivatives subject to a netting agreement.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or Management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in a prior year is charged against the allowance for credit losses. Payments received on nonaccrual loans are applied initially against principal, then interest income, late charges and any other expenses and fees. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loans.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2023 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

Allowance for Credit Losses (ACL)

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

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

ACL - Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2023 and 2022, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

With the adoption of CECL on January 1, 2023, the previous concept of other-than-temporary impairment for AFS securities has been eliminated. Under CECL, credit losses on AFS debt securities are recognized in the ACL for investments, through the provision for credit losses, rather than through a direct write-down of the security. In evaluating AFS securities for credit losses, Management considers factors such as delinquency, guarantees, invest grade rating, and specific conditions related to a specific security or industry. If an impaired debt security is sold, any previous ACL on that security is charged-off and any incremental loss will be recognized through earnings. Any improvement in expected credit losses will be recognized by reducing the ACL.

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

ACL – Loans

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

The Corporation has elected to exclude accrued interest receivable from the measurement of the ACL. When a loan is placed on nonaccrual status, any outstanding current accrued interest is reversed against income and prior year accrued interest is deducted from the ACL.

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

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period, based on a reasonable and supportable forecast, that will be similar to the next four quarters.

•The historical credit loss rate is applied to each WARM bucket though the initial four quarter forward-looking period.

•At the end of the forward-looking period, the credit loss rate applied to each WARM bucket reverts to the historical loss rate for the respective pool.

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

ACL – Unfunded Commitments

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

Prior to January 1, 2023, the allowance for loan losses was recorded using the previous methodology more fully described in the Corporation’s report on Form 10-K as of December 31, 2022.

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

Wealth Management – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of trust assets under management (including assets held at third party brokers) was $1.2 billion at December 31, 2023 and $1.0 billion at December 31, 2022.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was $2.0 million at December 31, 2023 and $1.5 million at December 31, 2022.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2023	2022
Weighted average shares outstanding (basic)	4,374	4,421
Impact of common stock equivalents	7	24
Weighted average shares outstanding (diluted)	4,381	4,445
Anti-dilutive options excluded from calculation	—	29
Net income	$13,598	$14,938
Basic earnings per share	$3.11	$3.38
Diluted earnings per share	$3.10	$3.36

Segment Reporting – The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community offices and electronic banking applications, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Wealth Management Department.

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

Reclassification – Certain prior period amounts may have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect reported net income.

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Description

This ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reocnciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures.

Effective Date	January 1, 2025
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

ASU 2023-07, Segment Reporting (Topic 280): improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclsoures about significant sement expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024
Effect on the Consolidated Financial Statements	The Corporation is currently evaluating the impact the ASU will have on its consolidated financial statements.

ASU 2023-01, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
Description

This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirement, and align the requirements in the Codification with the SEC's regulations.

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $152.7 million at December 31, 2023. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a total risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2023 was 5.63%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2023, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

At December 31, 2023, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $339 thousand at December 31, 2023, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

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

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2023
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$164,060	11.82%	$62,463	N/A	N/A	N/A
Bank	171,932	12.38%	62,496	4.50%	$90,271	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$164,060	11.82%	$83,284	N/A	N/A	N/A
Bank	171,932	12.38%	83,327	6.00%	$111,103	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$200,589	14.45%	$111,046	N/A	N/A	N/A
Bank	189,300	13.63%	111,103	8.00%	$138,879	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$164,060	9.01%	$72,833	N/A	N/A	N/A
Bank	171,932	9.44%	72,871	4.00%	$91,088	5.00%

	As of December 31, 2022
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$156,468	14.22%	$49,529	N/A	N/A	N/A
Bank	160,975	14.63%	49,523	4.50%	$71,533	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$156,468	14.22%	$66,039	N/A	N/A	N/A
Bank	160,975	14.63%	66,030	6.00%	$88,041	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$189,370	17.21%	$88,051	N/A	N/A	N/A
Bank	174,754	15.88%	88,041	8.00%	$110,051	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$156,468	8.95%	$69,937	N/A	N/A	N/A
Bank	160,975	9.21%	69,928	4.00%	$87,411	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Federal Reserve’s reserve requirement on the Bank’s deposit liabilities is 0%. Therefore, the Bank was not required to hold any reserves at December 31, 2023 and 2022.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2023 and 2022 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2023	cost	gains	losses	value
U.S. Treasury	$83,494	$—	$(9,403)	$74,091
Municipal	161,339	—	(22,721)	138,618
Corporate	26,336	—	(3,138)	23,198
Agency mortgage & asset-backed	142,565	90	(10,064)	132,591
Non-Agency mortgage & asset-backed	108,185	48	(4,228)	104,005
Total	$521,919	$138	$(49,554)	$472,503

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2022	cost	gains	losses	value
U.S. Treasury	$101,980	$—	$(11,723)	$90,257
Municipal	186,007	14	(30,566)	155,455
Corporate	26,316	—	(2,077)	24,239
Agency mortgage & asset-backed	163,274	19	(12,358)	150,935
Non-Agency mortgage & asset-backed	70,756	1	(4,807)	65,950
Total	$548,333	$34	$(61,531)	$486,836

At December 31, 2023 and 2022, the fair value of investment securities pledged to secure public funds and trust deposits totaled $207.4 million and $208.9 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity except U.S. Treasuries.

The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed and asset-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	61,341	55,072
Due after five years through ten years	101,953	88,740
Due after ten years	107,875	92,095
	271,169	235,907
Mortgage-backed and asset-backed	250,750	236,596
Total	$521,919	$472,503

The composition of the net realized securities (losses) gains for the years ended December 31 is as follows:

(Dollars in thousands)	2023	2022
Proceeds	$40,113	$19,629

Gross gains realized	12	61
Gross losses realized	(1,131)	(152)
Net (losses)/gains realized	$(1,119)	$(91)

Tax provision on net (losses)/gains realized	$235	$19

Impairment:

The following table reflects the unrealized losses in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2023 and 2022. Securities in an unrealized loss position are evaluated at least quarterly for impairment. For this evaluation, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The impairment identified on debt securities and subject to evaluation at December 31, 2023, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,091	$(9,403)	28	$74,091	$(9,403)	28
Municipal	—	—	—	138,618	(22,721)	168	138,618	(22,721)	168
Corporate	1,483	(167)	5	21,715	(2,971)	46	23,198	(3,138)	51
Agency mortgage & asset-backed	6,227	(186)	19	118,053	(9,878)	223	124,280	(10,064)	242
Non-Agency mortgage & asset-backed	47,928	(560)	19	50,071	(3,668)	56	97,999	(4,228)	75
Total temporarily impaired	$55,638	$(913)	43	$402,548	$(48,641)	521	$458,186	$(49,554)	564

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$17,598	$(183)	3	$72,659	$(11,540)	28	$90,257	$(11,723)	31
Municipal	73,644	(9,586)	90	80,503	(20,981)	104	154,147	(30,566)	194
Corporate	12,221	(851)	25	10,368	(1,226)	21	22,589	(2,077)	46
Agency mortgage & asset-backed	55,393	(2,747)	139	88,953	(9,611)	113	144,346	(12,358)	252
Non-Agency mortgage & asset-backed	49,301	(3,092)	52	14,207	(1,715)	16	63,508	(4,807)	68
Total temporarily impaired	$208,157	$(16,459)	309	$266,690	$(45,072)	282	$474,847	$(61,531)	591

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2023 and 2022, this investment was reported at a fair value of $427 thousand and $411 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at December 31 is as follows:

(Dollars in thousands)	2023	2022
Residential Real Estate 1-4 Family
Consumer first liens	$142,017	$85,166
Commercial first lien	63,271	61,702
Total first liens	205,288	146,868

Consumer junior liens and lines of credit	68,752	69,561
Commercial junior liens and lines of credit	3,809	4,127
Total junior liens and lines of credit	72,561	73,688
Total residential real estate 1-4 family	277,849	220,556

Residential real estate - construction
Consumer	13,837	13,908
Commercial	12,063	10,485
Total residential real estate construction	25,900	24,393

Commercial real estate	703,767	564,291
Commercial	242,654	235,602
Total commercial	946,421	799,893

Consumer	6,815	6,199
	1,256,985	1,051,041
Less: Allowance for credit losses	(16,052)	(14,175)
Net Loans	$1,240,933	$1,036,866

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,615	$2,027

Loans pledged as collateral for borrowings and commitments from:
FHLB	$699,527	$585,601
Federal Reserve Bank	83,482	92,922
Total	$783,009	$678,523

Paycheck Protection Program loans (included in Commercial loans)	$57	$179

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2023	2022
Balance at beginning of year	$13,283	$10,162
New loans made	8,870	4,615
Repayments	(10,608)	(1,494)
Balance at end of year	$11,545	$13,283

Note 6. Loan Quality and Allowance for Credit Losses

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

OAEM (6): Loans classified as OAEM have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the borrower’s credit position at some future date.

Substandard (7): Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at December 31, 2023 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$9,867	$9,088	$11,038	$9,691	$2,433	$22,906	$2,057	$—	$67,080
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	9,867	9,088	11,038	9,691	2,433	22,906	2,057	—	67,080
Consumer:
Performing	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Total	$62,995	$43,224	$26,663	$19,936	$7,655	$51,329	$46,025	$20,022	$277,849
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$6,845	$2,209	$1,289	$214	$—	$1,506	$—	$—	$12,063
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,845	2,209	1,289	214	—	1,506	—	—	12,063
Consumer:
Performing	13,837	—	—	—	—	—	—	—	13,837
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,837	—	—	—	—	—	—	—	13,837
Total	$20,682	$2,209	$1,289	$214	$—	$1,506	$—	$—	$25,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$180,052	$110,886	$98,540	$34,307	$38,603	$214,179	$10,567	$—	$687,134
OAEM (6)	2,955	1,350	1,000	6,823	—	2,182	139	—	14,449
Substandard (7)	—	—	—	—	—	2,134	50	—	2,184
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$183,007	$112,236	$99,540	$41,130	$38,603	$218,495	$10,756	$—	$703,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$34,851	$33,983	$45,754	$22,847	$3,579	$64,542	$36,508	$—	$242,064
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	317	—	—	—	—	273	—	590
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$34,851	$34,300	$45,754	$22,847	$3,579	$64,542	$36,781	$—	$242,654
Current period gross charge-offs	$(125)	$—	$(130)	$—	$—	$—	$(50)	$—	$(305)

Consumer:
Performing	1,863	669	1,985	148	80	5	2,060	—	6,810
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,863	$669	$1,985	$148	$80	$5	$2,065	$—	$6,815
Current period gross charge-offs	$(63)	$—	$(10)	$(2)	$(6)	$—	$(36)	$—	$(117)

The following presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2023:

(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+
Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing
December 31, 2023
Residential Real Estate 1-4 Family
First liens	$—	$—	$—
Junior liens and lines of credit	—	—	—
Total	—	—	—
Residential real estate - construction	—	—	—
Commercial real estate	—	—	—
Commercial	147	—	—
Consumer	—	—	5
Total	$147	$—	$5

The following table reports on the risk rating for those loans in the portfolio that are assigned an individual risk rating as of December 31, 2022:

	Pass	OAEM	Substandard	Doubtful
(Dollars in thousands)	(1-5)	(6)	(7)	(8)	Total
December 31, 2022
Residential Real Estate 1-4 Family
First liens	$146,748	$—	$120	$—	$146,868
Junior liens and lines of credit	73,688	—	—	—	73,688
Total	220,436	—	120	—	220,556
Residential real estate - construction	24,393	—	—	—	24,393
Commercial real estate	560,294	1,095	2,902	—	564,291
Commercial	228,085	2,751	4,766	—	235,602
Consumer	6,199	—	—	—	6,199
Total	$1,039,407	$3,846	$7,788	$—	$1,051,041

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2023 and 2022:

(Dollars in thousands)	Loans Past Due and Still Accruing
				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2023
Residential Real Estate 1-4 Family
First liens	$62	$394	$—	$456	$204,832	$205,288
Junior liens and lines of credit	239	228	—	467	72,094	72,561
Total	301	622	—	923	276,926	277,849
Residential real estate - construction	—	—	—	—	25,900	25,900
Commercial real estate	3,232	—	—	3,232	700,535	703,767
Commercial	542	112	147	801	241,853	242,654
Consumer	21	12	5	38	6,777	6,815
Total	$4,096	$746	$152	$4,994	$1,251,991	$1,256,985

					Total
					Past Due &		Total
December 31, 2022	30-59 Days	60-89 Days	90 Days+	Nonaccrual	Nonaccrual	Current	Loans
Residential Real Estate 1-4 Family
First liens	$340	$177	$—	$120	$637	$146,231	$146,868
Junior liens and lines of credit	490	—	—	—	490	73,198	73,688
Total	830	177	—	120	1,127	219,429	220,556
Residential real estate - construction	—	—	—	—	—	24,393	24,393
Commercial real estate	649	—	—	—	649	563,642	564,291
Commercial	681	50	—	—	731	234,871	235,602
Consumer	29	5	13	—	47	6,152	6,199
Total	$2,189	$232	$13	$120	$2,554	$1,048,487	$1,051,041

At December 31, 2023, the Bank had $0 of residential properties in the process of foreclosure compared to $120 thousand at the end of 2022. Interest not recognized on nonaccrual loans was $6 thousand for the years ended December 31, 2023 and 2022, respectively.

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

No loan modifications were made to borrowers experiencing financial difficulties during 2023.

Prior to the adoption of ASU 2022-02, certain modified loans were reported as TDRs and impaired.

The following table presents impaired loans as of December 31, 2022:

	Impaired Loans
	With No Allowance		With Allowance
(Dollars in thousands)		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
December 31, 2022	Investment	Balance	Investment	Balance	Allowance
Residential Real Estate 1-4 Family
First liens	$619	$619	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—
Total	619	619	—	—	—
Residential real estate - construction	—	—	—	—	—
Commercial real estate	2,331	2,331	—	—	—
Commercial	—	—	—	—	—
Total	$2,950	$2,950	$—	$—	$—

	Twelve Months Ended
	December 31, 2022
	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Residential Real Estate 1-4 Family
First liens	$641	$33
Junior liens and lines of credit	—	—
Total	641	33
Residential real estate - construction	106	105
Commercial real estate	7,765	369
Commercial	—	—
Total	$8,512	$507

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

Allowance for Credit Losses:

The following table shows the activity in the Allowance for Credit Loss (ACL), for the years ended December 31, 2023 and 2022:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting CECL on 1-1-23	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(305)	(117)	—	(422)
Recoveries	2	—	49	1	112	82	—	246
Provision	(261)	(308)	(1)	2,579	544	36	—	2,589
ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052

ALL at December 31, 2021	$475	$252	$325	$8,168	$5,127	$130	$589	$15,066
Charge-offs	(20)	—	—	(1,451)	(71)	(102)	—	(1,644)
Recoveries	48	2	—	1	26	26	—	103
Provision	(44)	(20)	18	775	(236)	79	78	650
ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175

The following table shows the loans that were evaluated for the ACL under a specific reserve (individually) and those that were evaluated under a general reserve (collectively), and the amount of the ACL established in each category as of December 31, 2023 and 2022:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

December 31, 2023
Loans evaluated for ACL:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	205,288	72,561	25,900	703,767	242,654	6,815	—	1,256,985
Total	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$—	$1,256,985

ACL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,296	419	296	10,657	3,290	94	—	16,052
ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052

December 31, 2022
Loans evaluated for ALL:
Individually	$619	$—	$—	$2,331	$—	$—	$—	$2,950
Collectively	146,249	73,688	24,393	561,960	235,602	6,199	—	1,048,091
Total	$146,868	$73,688	$24,393	$564,291	$235,602	$6,199	$—	$1,051,041

ALL established for loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	459	234	343	7,493	4,846	133	667	14,175
ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175

Note 7. Premises and Equipment

At December 31, 2023 premises and equipment consisted of:

(Dollars in thousands)	Estimated Life	2023	2022
Land		$3,607	$3,617
Buildings and leasehold improvements	15 - 30 years, or lease term	33,947	35,751
Furniture, fixtures and equipment	3 - 10 years	11,097	9,767
Total cost		48,651	49,135
Less: Accumulated depreciation		(20,108)	(19,109)
Net premises and equipment		$28,543	$30,026

The following table shows the amount of depreciation for the years ended December 31:

	2023	2022
Depreciation expense	$2,137	$1,382

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended
	December 31
(Dollars in thousands)	2023	2022
Operating lease cost	$815	$779
Short-term lease cost	16	299
Variable lease cost	147	133
Total lease cost	$978	$1,211

Supplemental Lease Information:

	For the years ended
(Dollars in thousands)	December 31
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$791	$754

Weighted-average remaining lease term (years)	12.0	12.0
Weighted-average discount rate	3.40%	3.36%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

(Dollars in thousands)

2024	$721
2025	666
2026	564
2027	421
2028	393
2029 and beyond	3,205
Undiscounted cash flows	5,970
Imputed interest	(1,154)
Total lease liability	$4,816

Note 9. Other Real Estate Owned

The Bank had no other real estate owned at December 31, 2023 and 2022.

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, Goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2023. The 2023 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of likely impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not likely impaired in 2023 and did not make a further assessment.

The 2022 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was not likely impaired in 2022 and did not make a further assessment.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$273,050	$299,231

Interest-bearing checking	454,517	496,533
Money management	572,058	569,585
Savings	105,907	128,709
Total interest-bearing checking and savings	1,132,482	1,194,827

Time deposits	132,446	57,390

Total deposits	$1,537,978	$1,551,448

Overdrawn deposit accounts reclassified as loans	$160	$103

Time deposits greater than $250,000 at December 31, 2023 and 2022 were $44.4 million and $8.8 million, respectively.

At December 31, 2023 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2024	$94,519
2025	19,009
2026	8,104
2027	3,611
2028	7,203
Total	$132,446

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $4.8 million and $4.3 million at December 31, 2023 and 2022, respectively.

Note 12. Other Borrowings

The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank had no short-term borrowings at December 31, 2023 and 2022.

At December 31, 2023, other borrowings were:

	December 31
(Dollars in thousands)	2023	2022
FHLB maturities through 2024, floating with SOFR, at rates from 5.82% to 5.83%, averaging 5.82%	$40,000	$-

Federal Reserve Bank maturities through 2024, with fixed rate at rates from 4.38% to 4.93%, averaging 4.58%	90,000	-
	$130,000	$-

The FHLB borrowing was collateralized by $699.5 million of loans and the Federal Reserve Bank borrowing, through the BTFP, was collateralized by $93.0 million (amortized cost) of investment securities at December 31, 2023. There were no advances at December 31, 2022.

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2023 was $484.2 million with $444.2 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio.

Scheduled payments on other borrowings over the next five years are as follows:

(Dollars in thousands)
2024	$130,000
2025	-
2026	-
2027	-
2028	-

$130,000

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $56 million. The Bank also has $56.0 million in unsecured lines of credit at two correspondent banks.

Note 13. Subordinate Notes

At December 31, 2023 and 2022, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $339 thousand at December 31, 2023 and $377.0 thousand at December 31, 2022, which is being amortized on a pro-rata basis, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Federal Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2023	2022
Allowance for loan losses	$3,440	$3,021
Deferred compensation	939	916
Purchase accounting	20	19
Accumulated other comprehensive loss	10,882	13,633
Lease liabilities	1,032	1,309
Other	596	280
Total gross deferred tax assets	16,909	19,178

Deferred Tax Liabilities
Depreciation	3,023	1,079
Right-of-use asset	1,002	1,281
Joint ventures and partnerships	43	45
Pension	694	711
Deferred loan fees and costs, net	346	432
Total gross deferred tax liabilities	5,108	3,548
Net deferred tax asset	$11,801	$15,630

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

The components of income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2023	2022
Current tax expense (benefit)	$1,015	$1,385
Deferred tax expense (benefit)	1,140	1,172
Income tax provision	$2,155	$2,557

For the years ended December 31, 2023 and 2022, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2023 and 2022. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2023	2022
Tax provision at statutory rate	$3,308	$3,674
Income on tax-exempt loans and securities	(949)	(1,113)
Investment in solar tax credit	(325)	—
Nondeductible interest expense relating to carrying tax-exempt obligations	215	47
Income from bank owned life insurance	(88)	(86)
Stock option compensation	(1)	5
Other, net	(5)	30
Income tax provision	$2,155	$2,557

Effective income tax rate	13.7%	14.6%

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2023 or 2022. The Corporation had no uncertain tax positions at December 31, 2023. The Corporation is no longer subject to U.S. Federal and state examinations by tax authorities for the years before 2020.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	For the Years Ended December 31
	2023	2022

Net unrealized gains on debt securities	$(49,416)	$(61,497)
Tax effect	10,377	12,914
Ending balance	$(39,039)	$(48,583)

Accumulated pension adjustment	$(2,406)	$(3,423)
Tax effect	505	719
Net of tax amount	$(1,901)	$(2,704)

Total accumulated other comprehensive (loss) income	$(40,940)	$(51,287)

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2023:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2023			As of December 31, 2022
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,268	Other Liabilities	$2	$6,465	Other Liabilities	$3
Total derivatives not designated as hedging instruments			$2			$3

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2023	2022
Other Contracts	Other income	$1	$18

As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2 thousand.

Note 17. Benefit Plans

The Bank has a 401(k) plan which includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $1.3 million in 2023 and $1.4 million in 2022. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007 and the plan was closed to new participants on this date. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs is $0. The Bank uses December 31 as the measurement date for its pension plan.

The Bank’s Pension Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the 2022 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2023	2022
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$13,865	$19,002
Service cost	216	342
Interest cost	806	672
Actuarial (gain) loss	(214)	(4,201)
Benefits paid	(1,544)	(1,950)
Benefit obligation at end of measurement year	13,129	13,865

Change in plan assets
Fair value of plan assets at beginning of measurement year	13,779	18,462
Actual return on plan assets net of expenses	1,727	(2,733)
Benefits paid	(1,544)	(1,950)
Fair value of plan assets at end of measurement year	13,962	13,779

Funded status of projected benefit obligation	$833	$(86)

	For the Years Ended December 31
	2023	2022
Assumptions used to determine benefit obligations:
Discount rate	5.96%	6.17%
Rate of compensation increase	6.00%	6.00%
Expected long-term return on plan assets	6.00%	6.00%

(Dollars in thousands)
Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2023	2022
Net actuarial loss	$(2,406)	$(3,423)
Tax effect	505	719
Net amount recognized in accumulated other comprehensive loss	$(1,901)	$(2,704)

(Dollars in thousands)	For the Years Ended December 31
Components of net periodic pension cost	2023	2022
Service cost	$216	$342
Interest cost	806	672
Expected return on plan assets	(923)	(994)
Recognized net actuarial loss	—	598
Net periodic pension cost	99	618
Settlement expense	—	290
Total net periodic pension cost	$99	$908

	For the Years Ended December 31
	2023	2022
Assumptions used to determine net periodic benefit cost:
Discount rate	6.17%	3.71%
Rate of compensation increase	6.00%	5.00%
Expected long-term return on plan assets	6.00%	6.00%

Asset allocations:
Cash and cash equivalents	3%	3%
Common stocks	36%	33%
Corporate bonds	14%	14%
Municipal bonds	28%	28%
Investment fund - debt	2%	6%
Investment fund - equity	13%	14%
Deposit in immediate participation guarantee contract	4%	2%
Total	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2023 and 2022. For more information on the levels within the fair value hierarchy, please refer to Note 22.

(Dollars in Thousands)	December 31, 2023
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$457	$457	$—	$—
Equity securities	4,978	4,978	—	—
Corporate bonds	1,961	—	1,961	—
Municipal bonds	3,911	—	3,911	—
Investment fund - debt	274	274	—	—
Investment fund - equity	1,831	1,831	—	—
Deposit in immediate participation guarantee contract	537	537	—	—
Cash surrender value of life insurance	13	—	—	13
Total assets	$13,962	$8,077	$5,872	$13

(Dollars in Thousands)	December 31, 2022
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$464	$464	$—	$—
Equity securities	4,502	4,502	—	—
Corporate bonds	1,915	—	1,915	—
Municipal bonds	3,794	—	3,794	—
Investment fund - debt	766	766	—	—
Investment fund - equity	1,935	1,935	—	—
Deposit in immediate participation guarantee contract	375	375	—	—
Cash surrender value of life insurance	28	—	—	28
Total assets	$13,779	$8,042	$5,709	$28

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2023 and 2022:

	Cash Value of Life Insurance
	December 31
(Dollars in thousands)	2023	2022
Balance at the beginning of the period	$28	$28
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	(15)	—
Balance at the end of the period	$13	$28

Contributions

The Bank does not expect to make any contributions in 2024.

Estimated future benefit payments at December 31, 2023 (Dollars in Thousands)

2024	$931
2025	1,219
2026	1,562
2027	1,612
2028	1,125
2029-2033	4,823

Note 18. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. The Board of Directors may amend, suspend or terminate the ESPP at any time. The exercise price of the 2023 ESPP options was set at 95% of the stock’s fair value at the time of the award.

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

The ESPP options and the incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2023 are all exercisable. The ESPP options expire on June 30, 2024 and the ISO options expire 10 years from the grant date. The following table summarizes the activity in the ESPP:

Employee Stock Purchase Plan
	ESPP	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2021	24,249	$30.24	$-
Granted	28,083	28.73
Exercised	(1,458)	29.44
Expired	(24,931)	30.16
Balance Outstanding at December 31, 2022	25,943	$28.73	$191
Granted	34,894	26.35
Exercised	(1,607)	27.21
Expired	(27,306)	27.77
Balance Outstanding at December 31, 2023	31,924	$26.35	$166

Shares available for future grants under the ESPP at December 31, 2023	172,021

The following tables summarize the activity in the Stock Plan:

Incentive Stock Options
		Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	ISO	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2021	90,254	$28.46	$419
Granted	—	—
Exercised	(300)	21.27
Forfeited	(19,500)	27.22
Balance Outstanding at December 31, 2022	70,454	$28.84	$511
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance Outstanding at December 31, 2023	70,454	$28.84	$191

Restricted Shares
		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2021	11,955	$29.30
Granted	18,814	33.30
Vested	(9,974)	32.07
Forfeited	(291)	30.40
Nonvested as of December 31, 2022	20,504	$32.40
Granted	15,734	31.64
Vested	(17,183)	31.56
Forfeited	(548)	32.48
Nonvested as of December 31, 2023	18,507	$32.53

Shares available for future grants under the Stock Plan at December 31, 2023	253,541

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $483 thousand in 2023 and $462 in 2022. The amount of unrecognized compensation expense for restricted shares was $336 thousand at December 31, 2023.

The following table provides information about the options outstanding at December 31, 2023:

	Options		Weighted
	Outstanding	Exercise Price	Average Remaining
Stock Option Plan	and Exercisable	per share	Life (years)
Employee Stock Purchase Plan	31,924	$26.35	0.5

Incentive Stock Options	7,000	22.05	1.2
Incentive Stock Options	14,650	21.27	2.2
Incentive Stock Options	24,050	30.00	3.2
Incentive Stock Options	24,754	34.10	4.2
ISO Total/Average	70,454	$28.84	3.1

Note 19. Deferred Compensation Agreement

The Bank has a Director’s Deferred Compensation Plan, whereby each director may voluntarily participate and elect each year to defer all or a portion of their Bank director’s fees. Each participant directs the investment of their own account among various publicly available mutual funds designated by the Bank’s Wealth Management department. Changes in the account balance beyond the amount deferred to the account are solely the result of the performance of the selected mutual fund. The Bank maintains an offsetting asset and liability for the deferred account balances and the annual expense is recorded as a component of directors’ fees as if it were a direct payment to the director. The Bank will not incur any expense when the account goes into payout.

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 339,741 and 320,575 treasury shares at cost at December 31, 2023 and 2022, respectively.

The following table provides information about the Corporation’s stock repurchase activity:

			Shares Repurchased
Plan Date	Authorized	Expiration	2023	2022
12/22/2022	150,000 shares	12/21/2023	83,058	2,848

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized but not outstanding common stock to be issued under the plan or it may issue from Treasury shares. The DRIP added $1.4 million to capital during 2023. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $312 thousand of optional cash purchases. During 2023, 46,458 shares of common stock were purchased through the DRIP and 220,452 shares remain to be issued. In December 2023, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2023	2022
Commercial commitments to extend credit	$325,982	$275,867
Consumer commitments to extend credit (secured)	112,157	93,124
Consumer commitments to extend credit (unsecured)	5,964	5,247
	$444,103	$374,238
Standby letters of credit	$19,851	$30,734

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

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. Upon adoption, $412 thousand was added to the allowance for credit losses (ACL) – unfunded commitments. For 2023, the provision for credit losses-unfunded commitments was $135 thousand compared to $0 for 2022. At December 31, 2023, the Bank had a $2.0 million reserve against off balance sheet commitments compared to $1.5 million at December 31, 2022.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2023, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2023 and 2022.

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

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows:

(Dollars in Thousands	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$427	$—	$—	$427

Available for sale:
U.S. Treasury	74,091	—	—	74,091
Municipal	—	138,618	—	138,618
Corporate	—	23,198	—	23,198
Agency mortgage & asset-backed	—	132,591	—	132,591
Non-Agency mortgage & asset-backed	—	104,005	—	104,005
Total assets	$74,518	$472,503	$—	$472,930

(Dollars in Thousands)	Fair Value at December 31, 2022
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$411	$—	$—	$411

Available for sale:
U.S. Treasury	90,257	—	—	90,257
Municipal	—	155,455	—	155,455
Corporate	—	24,239	—	24,239
Agency mortgage & asset-backed	—	150,935	—	150,935
Non-Agency mortgage & asset-backed	—	65,950	—	65,950
Total assets	$90,668	$396,579	$—	$487,247

The fair value of derivative liabilities measured at fair value at December 31, 2023 and 2022 was $2 thousand and $3 thousand, respectively and was considered immaterial.

Nonrecurring Fair Value Measurements

There were no financial assets measured at fair value on a nonrecurring basis at December 31, 2023 or 2022.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2023.

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2023.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	December 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$23,140	$23,140	$23,140	$—	$—
Long-term interest-earnings deposits in other banks	6,229	6,229	6,229
Loans held for sale	213	213	—	213	—
Net loans	1,240,933	1,207,403	—	—	1,207,403
Accrued interest receivable	7,506	7,506	—	—	7,506

Financial liabilities:
Deposits	$1,537,978	$1,537,480	$—	$1,537,480	$—
Federal Reserve Bank Borrowings	90,000	89,783		89,783
FHLB Advances	40,000	40,110		40,110
Subordinate notes	19,661	18,303	—	18,303	—
Accrued interest payable	3,856	3,856	—	3,856	—

	December 31, 2022
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$64,899	$64,899	$64,899	$—	$—
Long-term interest-earnings deposits in other banks	13,975	13,975	13,975
Loans held for sale	283	287	—	287	—
Net loans	1,036,866	986,141	—	—	986,141
Accrued interest receivable	6,354	6,354	—	—	6,354

Financial liabilities:
Deposits	$1,551,448	$1,550,030	$—	$1,550,030	$—
Subordinate notes	19,623	17,876	—	17,876	—
Accrued interest payable	192	192	—	192	—

Note 23. Parent Company (Franklin Financial Services Corporation) Condensed Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2023	2022
Assets:
Cash and cash equivalents	$10,070	$13,500
Investment securities	427	411
Equity investment in subsidiaries	140,074	118,768
Other assets	1,228	1,153
Total assets	$151,799	133,832

Liabilities:
Subordinate notes	$19,661	$19,623
Other liabilities	2	12
Total liabilities	19,663	19,635
Shareholders' equity	132,136	114,197
Total liabilities and shareholders' equity	$151,799	$133,832

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2023	2022
Income:
Dividends from Bank subsidiary	$5,607	$5,670
Change in fair value of equity securities	16	(69)
Dividends	7	5
	5,630	5,606
Expenses:
Interest expense	1,051	1,047
Operating expenses	1,887	1,771
Income before income taxes and equity in undistributed income of subsidiaries	2,692	2,788
Income tax benefit	894	600
Equity in undistributed income of subsidiaries	10,012	11,550
Net income	13,598	14,938
Other comprehensive income/(loss) of subsidiary	10,347	(50,740)
Comprehensive income (loss)	$23,945	$(35,802)

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$13,598	$14,938
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(10,012)	(11,550)
Stock option compensation	483	462
Change in fair value of equity security	(16)	69
Increase in other assets/liabilities	(896)	(528)
Net cash provided by operating activities	3,157	3,391

Cash flows from financing activities
Dividends paid	(5,595)	(5,658)
Cash received from option exercises	47	48
Common stock issued under dividend reinvestment plan	1,355	1,416
Treasury stock purchase	(2,394)	(3,334)
Net cash (used in) provided by financing activities	(6,587)	(7,528)
(Decrease) increase in cash and cash equivalents	(3,430)	(4,137)
Cash and cash equivalents as of January 1	13,500	17,637
Cash and cash equivalents as of December 31	$10,070	$13,500

Note 24. Revenue Recognition

All of the Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income as presented in our consolidated statements of income. Revenue generating activities that fall within the scope of ASC 606 are described as follows:

Wealth Management Fees - these represent fees from wealth management (assets under management), fees from the management and settlement of estates and commissions from the sale of investment and insurance products. Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.

The following table presents Wealth Management Fees for December 31, 2023 and 2022:

	For the Twelve Months Ended
(Dollars in thousands)	December 31,
Wealth Management Fees	2023	2022

Asset Management Fees	$6,889	$6,485
Estate Management Fees	295	498
Commissions	328	169
Total	$7,512	$7,152

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

Note 25. Tax Credit Investments

In 2023, the Corporation invested $936 thousand in various solar tax credit limited partnerships or LLCs. These partnerships develop, build and operate solar renewable energy projects. Over the course of these investments, the Corporation expects to receive federal tax credits, tax-related benefits and excess cash distributions, if available. The tax benefits from these investments is generally recognized over six years. During the year ended December 31, 2023, the Corporation recognized federal tax credits of $367 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2023 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees and Continuing Directors” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2024 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Delinquent Section 16(a) Filings” appearing in the Corporation's 2024 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2024 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

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

Item 11. Executive Compensation

The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” appearing in the Corporation's 2024 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2024 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2024 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS – Common Stock Ownership of Directors, Nominees and Executive Officers” appearing in the Corporation's 2024 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2024 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2024 proxy statement.

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

14	Code of Ethics posted on the Corporation’s website
21	Subsidiaries of Corporation - filed herewith
23.1	Consent of Crowe LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback)
101	Interactive Data File (XBRL)

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

Dated: March 11, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 11, 2024
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer, President and Director	March 11, 2024
Timothy G. Henry	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 11, 2024
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 11, 2024
Martin R. Brown

/s/ Kevin W. Craig	Director	March 11, 2024
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 11, 2024
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 11, 2024
Daniel J. Fisher

/s/ Allan E. Jennings, Jr.	Director	March 11, 2024
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 11, 2024
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 11, 2024
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 11, 2024
Kimberly M. Rzomp

/s/ Gregory I. Snook	Director	March 11, 2024
Gregory I. Snook