Form 10-K/A
period 2023-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2024-03-12
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Franklin Financial Services Corporation is filing this Annual Report on Form 10-K/A (this “Amendment”) to correct the Form 10-K for the year ended December 31, 2023 filed on March 11, 2024 (the “Original Filing”). The Amendment is being filed to include the Total Performance Graph in Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Although the Corporation’s common stock is quoted on the Nasdaq Capital Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Corporation’s common stock at the volume, price or time desired. From time to time, our Common Stock may be included in certain and various stock market indices. Inclusion in these indices may positively impacted the price, trading volume, and liquidity of our Common Stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if our market capitalization falls below the minimum necessary to be included in any of the indices at any annual reconstitution date, the opposite could occur. Further, our inclusion in indices may be weighted based on the size of our market capitalization, so even if our market capitalization remains above the amount required to be included on these indices, if our market capitalization is below the amount it was on the most recent reconstitution date, our Common Stock could be weighted at a lower level. If our Common Stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell our Common Stock to match the reweighting of the indices.

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
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period that will be the most relevant and similar to the next four quarters.

•The historical credit loss rate is applied to each WARM bucket through the next four quarter period.

•At the end of the four quarter period, the credit loss rate applied to each WARM bucket reverts to the historical loss rate for the respective pool.

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

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period that will be the most relevant and similar to the next four quarters.

•The historical credit loss rate is applied to each WARM bucket through the next four quarter period.

•At the end of the four quarter period, the credit loss rate applied to each WARM bucket reverts to the historical loss rate for the respective pool.

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