Form 10-Q
period 2024-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2024-05-08
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

There were 4,395,702 outstanding shares of the Registrant’s common stock as of April 30, 2024.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$21,779	$19,505
Short-term interest-earning deposits in other banks	160,791	3,635
Total cash and cash equivalents	182,570	23,140
Long-term interest-earning deposits in other banks	3,989	6,229
Debt securities available for sale, at fair value	462,951	472,503
Equity securities	386	427
Restricted stock	10,295	2,375
Loans held for sale	281	213
Loans	1,277,595	1,256,985
Allowance for credit losses	(16,533)	(16,052)
Net Loans	1,261,062	1,240,933
Premises and equipment, net	28,897	28,543
Right of use asset	4,536	4,680
Bank owned life insurance	22,390	22,758
Goodwill	9,016	9,016
Deferred tax asset, net	11,880	11,801
Other assets	13,361	13,421
Total assets	$2,011,614	$1,836,039

Liabilities
Deposits
Noninterest-bearing checking	$291,893	$273,050
Money management, savings, and interest checking	1,095,510	1,132,482
Time	171,909	132,446
Total deposits	1,559,312	1,537,978
Federal Reserve Bank borrowings	40,000	90,000
FHLB advances	240,000	40,000
Subordinate notes	19,672	19,661
Lease liability	4,678	4,816
Other liabilities	13,715	11,448
Total liabilities	1,877,377	1,703,903

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,393,873 shares outstanding at March 31, 2024 and
4,710,972 shares issued and 4,371,231 shares outstanding at December 31, 2023	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,459	43,646
Retained earnings	135,955	133,993
Accumulated other comprehensive loss	(41,234)	(40,940)
Treasury stock, 317,099 shares at March 31, 2024 and 339,741 shares at
December 31, 2023, at cost	(8,654)	(9,274)
Total shareholders' equity	134,237	132,136
Total liabilities and shareholders' equity	$2,011,614	$1,836,039

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2024	2023
Interest income
Loans, including fees	$17,222	$12,336
Interest and dividends on investments:
Taxable interest	3,913	3,451
Tax exempt interest	275	365
Dividend income	45	8
Interest-earning deposits in other banks	2,354	423
Total interest income	23,809	16,583
Interest expense
Deposits	6,504	3,429
Federal Reserve Bank borrowings	961	51
FHLB advances	2,527	—
Subordinate notes	264	266
Total interest expense	10,256	3,746
Net interest income	13,553	12,837
Provision for credit losses - loans	490	467
Provision for credit losses - unfunded commitments	(38)	62
Total provision for credit losses	452	529
Net interest income after credit loss expense	13,101	12,308
Noninterest income
Wealth management fees	2,026	1,834
Loan service charges	206	302
Gain on sale of loans	58	73
Deposit service charges and fees	613	583
Other service charges and fees	488	432
Debit card income	536	502
Increase in cash surrender value of life insurance	112	108
Net losses on sales of debt securities	—	(602)
Change in fair value of equity securities	(41)	(24)
Other	190	17
Total noninterest income	4,188	3,225
Noninterest Expense
Salaries and employee benefits	7,727	6,936
Net occupancy	1,182	1,110
Marketing and advertising	519	519
Legal and professional	516	552
Data processing	1,423	1,060
Pennsylvania bank shares tax	125	223
FDIC Insurance	322	182
ATM/debit card processing	323	294
Telecommunications	111	100
Nonservice pension	(29)	(29)
Other	1,085	1,072
Total noninterest expense	13,304	12,019
Income before federal income taxes	3,985	3,514
Federal income tax expense	624	222
Net income	$3,361	$3,292
Per share
Basic earnings per share	$0.77	$0.75
Diluted earnings per share	$0.77	$0.75

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2024	2023
Net Income	$3,361	$3,292

Debt Securities:
Unrealized (losses) gains arising during the period	(373)	8,626
Reclassification adjustment for losses included in net income (1)	—	602
Net unrealized (losses) gains	(373)	9,228
Tax effect	79	(1,937)
Net of tax amount	(294)	7,291

Total other comprehensive (loss) gain	(294)	7,291

Total Comprehensive Income	$3,067	$10,583

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2024 and 2023

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	3,361	—	—	3,361
Other comprehensive loss		—	—	—	(294)	—	(294)
Cash dividends declared, $0.32 per share		—	—	(1,399)	—	—	(1,399)
Acquisition of treasury stock	(1,518)	—	—	—	—	(39)	(39)
Treasury shares issued under dividend reinvestment plan	12,288	—	(6)	—	—	335	329
Stock Compensation Plans:
Treasury shares issued	11,872	—	(311)	—	—	324	13
Compensation expense		—	130	—	—	—	130
Balance at March 31, 2024	4,393,873	$4,711	$43,459	$135,955	$(41,234)	$(8,654)	$134,237

Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	3,292	—	—	3,292
Other comprehensive income		—	—	—	7,291	—	7,291
Cash dividends declared, $0.32 per share		—	—	(1,405)	—	—	(1,405)
Acquisition of treasury stock	(10,108)	—	—	—	—	(316)	(316)
Treasury shares issued under dividend reinvestment plan	8,484	—	48	—	—	229	277
Stock Compensation Plans:
Treasury shares issued	13,902	—	(362)	—	—	376	14
Compensation expense		—	135	—	—	—	135
Balance at March 31, 2023	4,402,675	$4,711	$43,356	$127,877	$(43,996)	$(8,365)	$123,583

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,361	$3,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538	479
Net amortization of loans and investment securities	914	842
Amortization of subordinate debt issuance costs	11	12
Provision for credit losses	452	529
Change in fair value of equity securities	41	24
Realized losses on sales of debt securities	—	602
Loans originated for sale	(3,439)	(5,007)
Proceeds from sale of loans	3,429	5,363
Gain on sale of loans held for sale	(58)	(73)
Increase in cash surrender value of life insurance	(112)	(108)
Gain from claims on life insurance policies	(78)	—
Change in fair value of derivative	(1)	1
Stock based compensation	130	135
Decrease (increase) in other assets	762	(168)
Increase in other liabilities	1,354	1,794
Net cash provided by operating activities	7,304	7,717
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	2,240	4,498
Proceeds from sales and calls of investment securities available for sale	—	32,855
Proceeds from maturities and pay-downs of securities available for sale	11,997	8,452
Purchase of investment securities available for sale	(3,510)	(4,325)
Increase in restricted stock	(7,920)	—
Net increase in loans	(20,617)	(26,654)
Proceeds from surrender of life insurance policies	559	—
Capital expenditures	(861)	(111)
Net cash (used in) provided by investing activities	(18,112)	14,715
Cash flows from financing activities
Net decrease in demand deposits, interest-bearing checking, and savings accounts	(18,129)	(65,523)
Net increase in time deposits	39,463	16,185
Increase in long-term borrowings	200,000	—
Net (decrease) increase in short-term borrowings	(50,000)	50,000
Dividends paid	(1,399)	(1,405)
Purchase of Treasury shares	(39)	(316)
Cash received from option exercises	13	14
Treasury shares issued under dividend reinvestment plan	329	277
Net cash provided by (used in) financing activities	170,238	(768)
Increase in cash and cash equivalents	159,430	21,664
Cash and cash equivalents at the beginning of the period	23,140	64,899
Cash and cash equivalents at the end of the period	$182,570	$86,563
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$9,902	$3,268

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2024, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2023 Annual Report on Form 10-K. The consolidated results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2024	2023
Weighted average shares outstanding (basic)	4,378	4,395
Impact of common stock equivalents	8	22
Weighted average shares outstanding (diluted)	4,386	4,417
Anti-dilutive options excluded from calculation	—	25
Net income	$3,361	$3,292
Basic earnings per share	$0.77	$0.75
Diluted earnings per share	$0.77	$0.75

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

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

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU on January 1, 2024 and it did not have a material effect on the Corporation's financial statements.

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

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU on January 1, 2024 and it did not have a material effect on the Corporation's financial statements.

Recently issued but not yet effective accounting standards

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Description

This ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures.

Effective Date	January 1, 2025
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
Effect on the Consolidated Financial Statements	The Corporation is currently evaluating the impact the ASU will have on its consolidated financial statements.

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

Net unrealized losses on debt securities	$(49,789)	$(49,416)
Tax effect	10,456	10,377
Net of tax amount	$(39,333)	$(39,039)

Accumulated pension adjustment	$(2,406)	$(2,406)
Tax effect	505	505
Net of tax amount	$(1,901)	$(1,901)

Total accumulated other comprehensive (loss)	$(41,234)	$(40,940)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2024	cost	gains	losses	Value
U.S. Treasury	$83,317	$—	$(10,207)	$73,110
Municipal	161,016	—	(23,560)	137,456
Corporate	26,341	1	(2,890)	23,452
Agency mortgage & asset-backed	137,883	161	(9,718)	128,326
Non-Agency mortgage & asset-backed	104,183	36	(3,612)	100,607
Total	$512,740	$198	$(49,987)	$462,951

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2023	cost	gains	losses	value
U.S. Treasury	$83,494	$—	$(9,403)	$74,091
Municipal	161,339	—	(22,721)	138,618
Corporate	26,336	—	(3,138)	23,198
Agency mortgage & asset-backed	142,565	90	(10,064)	132,591
Non-Agency mortgage & asset-backed	108,185	48	(4,228)	104,005
Total	$521,919	$138	$(49,554)	$472,503

At March 31, 2024 and December 31, 2023, the fair value of debt securities pledged to secure public funds and trust deposits totaled $204.4 million and $207.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	78,032	69,240
Due after five years through ten years	87,037	75,338
Due after ten years	105,605	89,440
	270,674	234,018
Mortgage & asset-backed	242,066	228,933
	$512,740	$462,951

The composition of the net realized gains (losses) on debt securities for the three months ended are as follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Proceeds	$—	$32,855
Gross gains realized	$—	$12
Gross losses realized	—	(614)
Net (losses) gains realized	$—	$(602)

Tax benefit (provision) on net (losses) gains realized	$—	$126

Credit Impairment:

The debt securities portfolio contained 550 securities with a fair value of $437.5 million, and $50.0 million in unrealized losses at March 31, 2024, the same unrealized loss at the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at March 31, 2024, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$73,110	$(10,207)	28	$73,110	$(10,207)	28
Municipal	—	—	—	137,456	(23,560)	168	137,456	(23,560)	168
Corporate	—	—	—	22,470	(2,890)	50	22,470	(2,890)	50
Agency mortgage & asset-backed	2,116	(17)	12	111,772	(9,701)	221	113,888	(9,718)	233
Non-Agency mortgage & asset-backed	43,919	(223)	18	46,654	(3,389)	53	90,573	(3,612)	71
Total temporarily impaired	$46,035	$(240)	30	$391,462	$(49,747)	520	$437,497	$(49,987)	550

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,091	$(9,403)	28	$74,091	$(9,403)	28
Municipal	—	—	—	138,618	(22,721)	168	138,618	(22,721)	168
Corporate	1,483	(167)	5	21,715	(2,971)	46	23,198	(3,138)	51
Agency mortgage & asset-backed	6,227	(186)	19	118,053	(9,878)	223	124,280	(10,064)	242
Non-Agency mortgage & asset-backed	47,928	(560)	19	50,071	(3,668)	56	97,999	(4,228)	75
Total temporarily impaired	$55,638	$(913)	43	$402,548	$(48,641)	521	$458,186	$(49,554)	564

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At March 31, 2024 and December 31, 2023, this investment was reported at fair value of $386 thousand and $427 thousand, respectively, with changes in value reported through income.

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

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motels, manufacturing facilities and, agricultural land.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Residential Real Estate 1-4 Family
Consumer first liens	$145,519	$142,017
Commercial first lien	63,475	63,271
Total first liens	208,994	205,288

Consumer junior liens and lines of credit	68,046	68,752
Commercial junior liens and lines of credit	4,163	3,809
Total junior liens and lines of credit	72,209	72,561
Total residential real estate 1-4 family	281,203	277,849

Residential real estate - construction
Consumer	16,293	13,837
Commercial	12,593	12,063
Total residential real estate construction	28,886	25,900

Commercial real estate	721,320	703,767
Commercial	239,603	242,654
Total commercial	960,923	946,421

Consumer	6,583	6,815
	1,277,595	1,256,985
Less: Allowance for credit losses	(16,533)	(16,052)
Net Loans	$1,261,062	$1,240,933

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,757	$1,615

Loans pledged as collateral for borrowings and commitments from:
FHLB	$726,686	$699,527
Federal Reserve Bank	78,678	83,482
	$805,364	$783,009

Paycheck Protection Program (included in commercial loans)	$31	$57

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2024 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$2,305	$9,845	$8,813	$10,904	$9,427	$24,002	$2,342	$—	$67,638
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,305	9,845	8,813	10,904	9,427	24,002	2,342	—	67,638
Consumer:
Performing	6,362	51,787	33,432	15,262	9,846	32,007	43,723	21,146	213,565
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	6,362	51,787	33,432	15,262	9,846	32,007	43,723	21,146	213,565
Total	$8,667	$61,632	$42,245	$26,166	$19,273	$56,009	$46,065	$21,146	$281,203
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$252	$8,301	$2,356	$949	$196	$539	$—	$—	$12,593
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	252	8,301	2,356	949	196	539	—	—	12,593
Consumer:
Performing	688	15,605	—	—	—	—	—	—	16,293
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	688	15,605	—	—	—	—	—	—	16,293
Total	$940	$23,906	$2,356	$949	$196	$539	$—	$—	$28,886
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$17,044	$193,141	$110,031	$98,514	$33,814	$239,161	$12,727	$—	$704,432
OAEM (6)	—	2,941	1,341	1,000	6,762	2,157	124	—	14,325
Substandard (7)	—	—	—	—	—	2,513	50	—	2,563
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$17,044	$196,082	$111,372	$99,514	$40,576	$243,831	$12,901	$—	$721,320
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$2,214	$33,580	$32,580	$44,547	$21,959	$66,286	$37,933	$—	$239,099
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	307	—	1	—	196	—	504
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$2,214	$33,580	$32,887	$44,547	$21,960	$66,286	$38,129	$—	$239,603
Current period gross charge-offs	$(4)	$—	$—	$—	$—	$—	$(62)	$—	$(66)

Consumer:
Performing	648	1,544	588	1,911	113	64	1,710	—	6,578
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$648	$1,544	$588	$1,911	$113	$64	$1,715	$—	$6,583
Current period gross charge-offs	$(12)	$—	$(2)	$—	$(6)	$(1)	$(7)	$—	$(28)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$9,867	$9,088	$11,038	$9,691	$2,433	$22,906	$2,057	$—	$67,080
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	9,867	9,088	11,038	9,691	2,433	22,906	2,057	—	67,080
Consumer:
Performing	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Total	$62,995	$43,224	$26,663	$19,936	$7,655	$51,329	$46,025	$20,022	$277,849
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$6,845	$2,209	$1,289	$214	$—	$1,506	$—	$—	$12,063
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,845	2,209	1,289	214	—	1,506	—	—	12,063
Consumer:
Performing	13,837	—	—	—	—	—	—	—	13,837
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,837	—	—	—	—	—	—	—	13,837
Total	$20,682	$2,209	$1,289	$214	$—	$1,506	$—	$—	$25,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$180,052	$110,886	$98,540	$34,307	$38,603	$214,179	$10,567	$—	$687,134
OAEM (6)	2,955	1,350	1,000	6,823	—	2,182	139	—	14,449
Substandard (7)	—	—	—	—	—	2,134	50	—	2,184
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$183,007	$112,236	$99,540	$41,130	$38,603	$218,495	$10,756	$—	$703,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$34,851	$33,983	$45,754	$22,847	$3,579	$64,542	$36,508	$—	$242,064
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	317	—	—	—	—	273	—	590
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$34,851	$34,300	$45,754	$22,847	$3,579	$64,542	$36,781	$—	$242,654
Current period gross charge-offs	$(125)	$—	$(130)	$—	$—	$—	$(50)	$—	$(305)

Consumer:
Performing	1,863	669	1,985	148	80	5	2,060	—	6,810
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,863	$669	$1,985	$148	$80	$5	$2,065	$—	$6,815
Current period gross charge-offs	$(63)	$—	$(10)	$(2)	$(6)	$—	$(36)	$—	$(117)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of March 31, 2024:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+			Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
March 31, 2024
Residential Real Estate 1-4 Family
First liens	$—	$—	$—	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	—	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	407	—	—	—	—	—
Commercial	83	—	—	147	—	—
Consumer	—	—	5	—	—	5
Total	$490	$—	$5	$147	$—	$5

At March 31, 2024 the company had $407 thousand of commercial real estate loans and $1 thousand of commercial loans that were considered to be collateral dependent. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty, and the repayment is expected to be provided substantially through the operation or sale of collateral. These loans were secured by farmland and business assets, respectively. No loans were considered collateral dependent at December 31, 2023.

At March 31, 2024 and December 31, 2023, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due
				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
March 31, 2024
Residential Real Estate 1-4 Family
First liens	$410	$7	$—	$417	$208,577	$208,994
Junior liens and lines of credit	514	30	—	544	71,665	72,209
Total	924	37	—	961	280,242	281,203
Residential real estate - construction	—	—	—	—	28,886	28,886
Commercial real estate	922	82	407	1,411	719,909	721,320
Commercial	162	375	83	620	238,983	239,603
Consumer	14	11	5	30	6,553	6,583
Total	$2,022	$505	$495	$3,022	$1,274,573	$1,277,595

				Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2023
Residential Real Estate 1-4 Family
First liens	$62	$394	$—	$456	$204,832	$205,288
Junior liens and lines of credit	239	228	—	467	72,094	72,561
Total	301	622	—	923	276,926	277,849
Residential real estate - construction	—	—	—	—	25,900	25,900
Commercial real estate	3,232	—	—	3,232	700,535	703,767
Commercial	542	112	147	801	241,853	242,654
Consumer	21	12	5	38	6,777	6,815
Total	$4,096	$746	$152	$4,994	$1,251,991	$1,256,985

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052
Charge-offs	—	—	—	(2)	(66)	(28)	—	(96)
Recoveries	—	—	4	—	60	23	—	87
Provision	12	(4)	37	402	40	3	—	490
ACL at March 31, 2024	$1,308	$415	$337	$11,057	$3,324	$92	$—	$16,533

ACL at June 30, 2023	$465	$245	$289	$8,096	$5,076	$119	$725	$15,015
ACL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(86)	(34)	—	(120)
Recoveries	2	—	39	—	67	15	—	123
Provision	67	(37)	(97)	159	355	20	—	467
ACL at March 31, 2023	$1,624	$690	$190	$8,236	$3,275	$94	$—	$14,109

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

As of March 31, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$194	$211
Short-term lease cost	1	4
Variable lease cost	37	36
Total lease cost	$232	$251

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$189	$206

Weighted-average remaining lease term (years)	11.7	11.8
Weighted-average discount rate	3.42%	3.38%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2024, are as follows:

(Dollars in thousands)

2024	$543
2025	666
2026	564
2027	421
2028	393
2029 and beyond	3,205
Undiscounted cash flow	5,792
Imputed Interest	(1,114)
Total lease liability	$4,678

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2024 and December 31, 2023.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	March 31, 2024			December 31, 2023
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,217	Other Liabilities	$1	$6,268	Other Liabilities	$2
Total derivatives not designated as hedging instruments			$1			$2

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended
		March 31, 2024	March 31, 2023
Other Contracts	Other income	$1	$(1)

As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Components of net periodic cost:
Service cost	$51	$54
Interest cost	188	202
Expected return on plan assets	(217)	(231)
Recognized net actuarial loss	—	—
Total pension expense	$22	$25

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first quarter of 2024. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$386	$—	$—	$386

Available for sale:
U.S. Treasury	73,110	—	—	73,110
Municipal	—	137,456	—	137,456
Corporate	—	23,452	—	23,452
Agency mortgage & asset-backed	—	128,326	—	128,326
Non-Agency mortgage & asset-backed	—	100,607	—	100,607
Total assets	$73,496	$389,841	$—	$463,337

(Dollars in thousands)	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$427	$—	$—	$427

Available for sale:
U.S. Treasury	74,091	—	—	74,091
Municipal	—	138,618	—	138,618
Corporate	—	23,198	—	23,198
Agency mortgage and asset-backed	—	132,591	—	132,591
Non-Agency mortgage and asset-backed	—	104,005	—	104,005
Total assets	$74,518	$398,412	$—	$472,930

The fair value of derivative liabilities measured at fair value was $1 thousand at March 31, 2024, $2 thousand at December 31, 2023 and was considered immaterial.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2024 and December 31, 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2024 and December 31, 2023.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$182,570	$182,570	$182,570	$—	$—
Long-term interest-earning deposits in other banks	3,989	3,989	3,989	—	—
Loans held for sale	281	281	—	281	—
Net loans	1,261,062	1,221,414	—	—	1,221,414
Accrued interest receivable	7,400	7,400	—	—	7,400

Financial liabilities:
Deposits	$1,559,312	$1,558,310	$—	$1,558,310	$—
Federal Reserve Bank borrowings	40,000	39,886		39,886
FHLB advances	240,000	240,040	—	240,040	—
Subordinate notes	19,672	17,191	—	17,191	—
Accrued interest payable	4,211	4,211	—	4,211	—

	December 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$23,140	$23,140	$23,140	$—	$—
Long-term interest-earning deposits in other banks	6,229	6,229	6,229	—	—
Loans held for sale	213	213	—	213	—
Net loans	1,240,933	1,207,403	—	—	1,207,403
Accrued interest receivable	7,506	7,506	—	—	7,506

Financial liabilities:
Deposits	$1,537,978	$1,537,480	$—	$1,537,480	$—
Federal Reserve Bank Borrowings	90,000	89,783		89,783
FHLB Advances	40,000	40,110		40,110
Subordinate notes	19,661	18,303	—	18,303	—
Accrued interest payable	3,856	3,856	—	3,856	—

Note 12. Deposits

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$291,893	$273,050

Interest-bearing checking	402,978	454,517
Money management	589,149	572,058
Savings	103,383	105,907
Total interest-bearing checking and savings	1,095,510	1,132,482

Time deposits	171,909	132,446
Total deposits	$1,559,312	$1,537,978

Overdrawn deposit accounts reclassified as loans	$195	$160

Time deposits greater than $250,000 at March 31, 2024 and December 31, 2023 were $47.3 million and $44.4 million, respectively.

Note 13. Borrowings

At March 31, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025, compared to $90.0 million at December 31, 2023. At March 31, 2024, the fair value of debt securities pledged for the BTFP was $76.4 million.

At March 31, 2024, the Bank had $240.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $40.0 million at December 31, 2023. The borrowings are comprised of $40.0 million in short-term borrowings with a blended rate of 5.80%, due during the third quarter of 2024, and $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

At March 31, 2024, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $328 thousand at March 31, 2024, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2024 was 5.77% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.91%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.52%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.91%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.52%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.53%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.77%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.32%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.74%	9.44%	4.00%	5.00%

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

Wealth Management Fees – these represent fees from wealth management (assets under management), fees from the management and settlement of estates and commissions from the sale of investment and insurance products. Asset management fees are generally assessed based on a tiered fee schedule, based on the value of assets under management, and are recognized monthly when the service obligation is completed. Fees for estate management services are based on the estimated fair value of the estate. These fees are generally recognized monthly over an 18-month period that Management has determined to represent the average time to fulfill the performance obligations of the contract. Management has the discretion to adjust this time period as needed based upon the nature and complexity of an individual estate. Commissions from the sale of investment and insurance products are recognized upon the completion of the transaction.

The following table presents Wealth Management Fees for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
(Dollars in thousands)	March 31,
Wealth Management Fees	2024	2023

Asset Management Fees	$1,833	$1,637
Estate Management Fees	87	92
Commissions	106	105
Total	$2,026	$1,834

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$316,224	$325,982
Consumer commitments to extend credit (secured)	115,715	112,157
Consumer commitments to extend credit (unsecured)	6,295	5,964
	$438,234	$444,103
Standby letters of credit	$21,047	$19,851

ACL - Unfunded Commitments (1)	$1,984	$2,022
(1) Reported in Other Liabilities on the Consolidated Balance Sheet

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2024, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2024 and 2023

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

There were no changes to the critical accounting policies disclosed in the 2023 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of March 31, 2024. Please refer to Item 7 of the Corporation’s 2023 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

Franklin Financial Services Corporation, reported its first quarter 2024 financial results as of or for the quarter ended March 31, 2024.

A summary of operating results follows:

•Net income for the first quarter of 2024 was $3.4 million compared to $3.5 million for the fourth quarter of 2023 (a decrease of 3.2%) and $3.3 million for the first quarter of 2023 (an increase of 2.1%). Diluted earnings per share were $0.77, $0.79, and $0.75, for the respective periods.

•For the first quarter of 2024, the provision for credit losses was $452 thousand compared to $529 thousand for the first quarter of 2023.

•Total assets were $2.011 billion, exceeding $2.0 billion for the first time on a quarterly report.

•Total net loans increased 1.6% from December 31, 2023.

•Total deposits increased 1.4% from the end of 2023. At March 31, 2024, borrowings from the Federal Reserve and Federal Home Loan Bank of Pittsburgh (FHLB) totaled $280.0 million.

•Return on Average Assets (ROA) was 0.67%, Return on Average Equity (ROE) was 10.21% and the Net Interest Margin (NIM) was 2.88%, compared to an ROA of 0.80%, ROE of 11.33% and NIM of 3.41% for the same period in 2023.

•On April 11, 2024, the Board of Directors declared a $0.32 per share regular quarterly cash dividend for the second quarter of 2024 to be paid on May 22, 2024 to shareholders of record at the close of business on May 2, 2024.

Key performance ratios as of, or for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023 are listed below:

	March 31,	March 31,	December 31,
(Dollars in thousands, except per share)	2024	2023	2023

Balance Sheet Highlights
Total assets	$2,011,614	$1,711,285	$1,836,039
Debt securities available for sale	462,951	458,154	472,503
Loans, net	1,261,062	1,063,337	1,240,933
Deposits	1,559,312	1,502,110	1,537,978
Other borrowings	280,000	50,000	130,000
Shareholders' equity	134,237	123,583	132,136

Summary of Operations
Interest income	$23,809	$16,583	$76,762
Interest expense	10,256	3,746	23,125
Net interest income	13,553	12,837	53,637
Provision for credit losses - loans	490	467	2,589
Provision for credit losses - unfunded commitments	(38)	62	135
Total provision for credit losses	452	529	2,724
Net interest income after provision for loan losses	13,101	12,308	50,913
Noninterest income	4,188	3,225	14,851
Noninterest expense	13,304	12,019	50,011
Income before income taxes	3,985	3,514	15,753
Federal income tax expense	624	222	2,155
Net income	$3,361	$3,292	$13,598

Performance Measurements
Return on average assets*	0.67%	0.80%	0.78%
Return on average equity*	10.21%	11.33%	11.39%
Return on average tangible equity (1)*	10.92%	12.11%	12.32%
Efficiency ratio (1)	73.76%	70.70%	70.75%
Net interest margin*	2.88%	3.41%	3.31%

Shareholders' Value (per common share)
Diluted earnings per share	$0.77	$0.75	$3.10
Basic earnings per share	0.77	0.75	3.11
Regular cash dividends declared	0.32	0.32	1.28
Book value	30.55	28.07	30.23
Tangible book value (1)	28.50	26.02	28.17
Market value	26.20	29.64	31.55
Market value/book value ratio	85.76%	105.59%	104.37%
Market value/tangible book value ratio	91.94%	113.91%	112.01%
Price/earnings multiple*	8.51	9.88	10.18
Current quarter dividend yield	4.89%	4.32%	4.06%
Dividend payout ratio year-to-date	41.62%	42.68%	41.15%

Safety and Soundness
Average equity/average assets	6.58%	7.09%	6.82%
Risk-based capital ratio (Total)	14.53%	17.21%	14.45%
Leverage ratio (Tier 1)	8.32%	9.58%	9.01%
Common equity ratio (Tier 1)	11.91%	14.24%	11.82%
Nonperforming loans / gross loans	0.04%	0.02%	0.01%
Nonperforming assets/total assets	0.02%	0.01%	0.01%
Allowance for credit losses as a % of loans	1.29%	1.31%	1.28%
Net loans (charged-off) recovered / average loans*	0.00%	0.00%	-0.02%

Assets under Management
Trust assets under management (fair value)	$1,107,611	$942,025	$1,094,747
Held at third-party brokers (fair value)	151,465	124,483	135,423

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands, except per share)
	March 31, 2024	December 31, 2023	March 31, 2023
Return on Tangible Equity (non-GAAP)
Net income	$3,361	$13,598	$3,292

Average shareholders' equity	132,081	119,408	117,785
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	123,065	110,392	108,769

Return on average tangible equity (non-GAAP)*	10.92%	12.32%	12.11%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$134,237	$132,136	$123,583
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	125,221	123,120	114,567

Shares outstanding (in thousands)	4,394	4,371	4,403

Tangible book value per share (non-GAAP)	$28.50	$28.17	$26.02

Efficiency Ratio
Noninterest expense	$13,304	$50,011	$12,019

Net interest income	13,553	53,637	12,837
Plus tax equivalent adjustment to net interest income	254	1,094	311
Plus noninterest income, net of securities transactions	4,229	15,954	3,851
Total revenue	18,036	70,685	16,999

Efficiency ratio (Noninterest expense/total revenue)	73.76%	70.75%	70.70%

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

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023:

Tax equivalent net interest income increased $659 thousand to $13.8 million in the first quarter of 2024 compared to $13.1 million for the same period in 2023. Tax-equivalent net interest income increased $433 thousand from balance sheet volume changes and $226 thousand from interest rate changes.

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

	For the Three Months Ended March 31,
	2024			2023

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$176,259	$2,354	5.36%	$43,684	$423	3.92%
Investment securities:
Taxable	425,474	3,958	3.73%	407,326	3,459	3.44%
Tax exempt	51,397	337	2.63%	63,309	461	2.95%
Investments	476,871	4,295	3.61%	470,635	3,920	3.38%
Loans:
Residential real estate 1-4 family:
First liens	206,763	2,527	4.90%	150,276	1,614	4.36%
Junior liens and lines of credit	72,451	1,066	5.90%	72,930	925	5.14%
Residential real estate - construction	27,196	476	7.02%	24,408	307	5.09%
Commercial real estate	712,855	10,015	5.64%	563,219	6,931	4.99%
Commercial	240,527	3,186	5.31%	233,246	2,651	4.61%
Consumer	6,889	144	8.38%	6,111	123	8.15%
Loans	1,266,681	17,414	5.51%	1,050,190	12,551	4.85%
Total interest-earning assets	1,919,811	$24,063	5.03%	1,564,509	$16,894	4.38%
Other assets	88,970			96,643
Total assets	$2,008,781			$1,661,152

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$421,302	$596	0.57%	$470,061	$410	0.35%
Money Management	584,033	4,212	2.89%	557,551	2,739	1.99%
Savings	104,338	40	0.15%	126,898	48	0.15%
Time	158,490	1,656	4.19%	62,212	232	1.52%
Total interest-bearing deposits	1,268,163	6,504	2.06%	1,216,722	3,429	1.14%

Subordinated notes	19,665	264	5.37%	19,626	266	5.42%
Overnight borrowings	2,166	31	5.74%	—	—	-
Federal Reserve Bank borrowings	84,505	961	4.56%	4,667	51	4.40%
FHLB advances	215,824	2,496	4.64%	—	—	-
Total interest-bearing liabilities	1,590,323	10,256	2.59%	1,241,015	3,746	1.22%
Noninterest-bearing deposits	269,307			288,004
Other liabilities	17,070			14,348
Shareholders' equity	132,081			117,785
Total liabilities and shareholders' equity	$2,008,781			$1,661,152
T/E net interest income/Net interest margin		13,807	2.88%		13,148	3.41%
Tax equivalent adjustment		(254)			(311)
Net interest income		$13,553			$12,837

Net Interest Spread			2.44%			3.16%
Cost of Funds			2.21%			0.99%
Cost of Deposits			1.70%			0.92%

Provision for Credit Losses

For the first quarter of 2024, the provision for credit losses was $452 thousand allocated between the provision for loans of $490 thousand and a reversal in the provision for unfunded commitments of $38 thousand. The provision for credit loss expense for the first quarter of 2023 was $529 thousand allocated between the provision for loans of $467 thousand and provision for unfunded commitments of $62 thousand. The ACL ratio for loans was 1.29% at March 31, 2024 compared to 1.28% at December 31, 2023. The ACL for unfunded commitments was $2.0 million at March 31, 2024 and December 31, 2023. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2024, noninterest income increased $963 thousand from the same period in 2023. Wealth Management fees increased, primarily because of growth in assets under management. Deposit fees, other service charges and debit card income increased but were offset by a decrease in loan fees as commercial service charges decreased and the volume of mortgages sold decreased. The increase in other income was due in part to life insurance claims of $86 thousand and a state sales tax refund of $38 thousand. There were no debt securities sales in 2024 compared to a loss of $602 thousand from sales in 2023.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$2,026	$1,834	$192	10.5
Loan service charges	206	302	(96)	(31.8)
Gain on sale of loans	58	73	(15)	(20.5)
Deposit service charges and fees	613	583	30	5.1
Other service charges and fees	488	432	56	13.0
Debit card income	536	502	34	6.8
Increase in cash surrender value of life insurance	112	108	4	3.7
Net losses on sales of debt securities	—	(602)	602	NA
Change in fair value of equity securities	(41)	(24)	(17)	70.8
Other	190	17	173	1,017.6
Total noninterest income	$4,188	$3,225	$963	29.9

Noninterest Expense

Noninterest expense for the first quarter of 2024 increased $1.3 million compared to the same period in 2023. Salaries and benefits increased $791 thousand primarily in salaries due to a highly competitive labor market and wage increases. Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2024	2023	Amount	%
Salaries and benefits	$7,727	$6,936	$791	11.4
Net occupancy	1,182	1,110	72	6.5
Marketing and advertising	519	519	—	—
Legal and professional	516	552	(36)	(6.5)
Data processing	1,423	1,060	363	34.2
Pennsylvania bank shares tax	125	223	(98)	(43.9)
FDIC insurance	322	182	140	76.9
ATM/debit card processing	323	294	29	9.9
Telecommunications	111	100	11	11.0
Nonservice pension	(29)	(29)	—	—
Other	1,085	1,072	13	1.2
Total noninterest expense	$13,304	$12,019	$1,285	10.7

Provision for Income Taxes

For the first quarter of 2024, the Corporation recorded a Federal income tax expense of $624 thousand compared to $222 thousand for the same quarter in 2023. The effective tax rate for the first quarter of 2024 was 15.7% compared to 6.3% for the same period in 2023. The 2023 rate reflects the benefit of $280 thousand in tax credits recorded in the first quarter of 2023. Without the tax credits, the 2023 rate would have been 14.3%. The federal statutory tax rate is 21% for 2024 and 2023.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $182.6 million at March 31, 2024, an increase of $159.5 million from the prior year-end balance of $23.1 million, as a result of the $200.0 million FHLB advance that has not yet been fully invested. Short-term interest-earning deposits are held primarily at the Federal Reserve ($160.4 million).

Investment Securities:

AFS Securities: At March 31, 2024, the AFS securities portfolio had an amortized cost of $512.7 million, a decrease of $9.2 million from the prior year-end, and had a fair value of $463.0 million, a decrease of $9.6 million from the prior year-end. The AFS portfolio had a net unrealized loss of $49.8 million at March 31, 2024 compared to a net unrealized loss of $49.4 million at the prior year-end. The AFS portfolio averaged $476.9 million with a tax-equivalized yield of 3.61% for the three months ended March 31, 2024. This compares to an average of $470.6 million and a tax-equivalized yield of 3.38% for the same period in 2023. The weighted average life of the AFS portfolio is 4.8 years and the effective duration (which measures the change in fair value for a 1% change in interest rates) is 4.27%.

The AFS portfolio held $83.3 million, or 16% of the total portfolio, of securities issued by the U.S. Treasury and another $137.9 million, or 28% of the total portfolio, of mortgage and asset-backed securities issued by a U.S. Government Agency or a government sponsored entity and securitized by pools of residential mortgages and other loan assets.

Municipal bond holdings in the AFS portfolio were $161.0 million, or 29% of the total portfolio. The municipal bond holdings are well diversified geographically (154 issuers) and are comprised primarily of general obligation bonds (69%). Many municipal bonds have credit enhancements in the form of private bond insurance or other credit support. The largest geographic municipal bond exposures are in the states of Texas (15%), California (13%), Pennsylvania (12%), and Michigan (10%). The average rating of the municipal holdings from Moody’s is AA. No securities in the portfolio are rated below investment grade.

Within the municipal portfolio, the Bank held four Build America Bonds with an aggregate book value of $4.5 million and an aggregate par value of $4.0 million as of March 31, 2024.  These bonds were issued and purchased at a premium and included a call provision under an extraordinary redemption clause.  This call provision was exercised on one bond in the first quarter resulting in accelerated amortization of $143 thousand. Subsequent to quarter-end, a second bond was called with accelerated amortization of $118 thousand. The Bank expects the remaining bonds to be called under this extraordinary redemption clause and if this occurs the remaining premium to amortize as of March 31, 2024 is $238 thousand.

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

The non-agency mortgage and asset-backed securities portfolio was $104.2 million, or 22% of the total portfolio, at March 31, 2024, a decrease of $4.0 million from the prior year-end. The majority of these securities, $84.7 million, are investment grade rated while the remaining $22.1 million of securities in this portfolio are unrated. Many of the securities in this portfolio have credit enhancements in the form of subordination and overcollateralization.

Unrealized losses in the AFS securities portfolio were $50.0 million at March 31, 2024 compared to $50.0 million at December 31, 2023. The Bank believes it will be able to collect all interest and principal due, and the decline in fair value below amortized cost is due to changing interest rates and not due to credit related factors; therefore, the Bank has no allowance for credit loss for these investments. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost.

Restricted Stock at Cost: The Bank held $10.3 million of restricted stock at March 31, 2024. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $3.4 million over year-end 2023, primarily in consumer first lien loans. For the first three months of 2024, the Bank originated $11.7 million in mortgages compared to $14.4 million for the same period in 2023, including $3.4 million for sale through the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($12.6 million), while loans for individuals to construct personal residences totaled $16.3 million at March 31, 2024. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $721.3 million from $703.8 million at the end of 2023. Included in commercial real estate are approximately $546 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	March 31, 2024	% of CRE
Apartment buildings	$127,740	18%
Office buildings	87,709	12%
Hotels & motels	87,091	12%
Shopping centers	76,714	11%
Development land	63,036	9%

Also included in CRE are real estate construction loans totaling $148.2 million. At March 31, 2024, the Bank had $35.2 million in real estate construction loans funded with an interest reserve and capitalized $568 thousand of interest in the first quarter of 2024 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $3.1 million to $239.6 million at March 31, 2024, compared to $242.7 million at the end of 2023. At March 31, 2024, the Bank had approximately $112.3 million in tax-free loans.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	March 31, 2024	% of Commercial
Public administration	$44,379	19%
Utilities	41,763	17%
Real estate, rental & leasing	24,939	10%
Retail trade	18,907	8%
Manufacturing	17,776	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2024, the outstanding commercial participations were $99.7 million, or 9.6%, of commercial purpose loans and 7.8% of total gross loans compared to $97.8 million at December 31, 2023, or 9.5%, of commercial purpose loans and 7.8% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $134.1 million, compared to $135.4 million at December 31, 2023. The commercial loan participations are comprised of $26.4 million of Commercial loans and $73.3 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $6.6 million at March 31, 2024, compared to $6.8 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$145,519	$142,017	$3,502	2.5
Commercial first lien	63,475	63,271	204	0.3
Total first liens	208,994	205,288	3,706	1.8

Consumer junior liens and lines of credit	68,046	68,752	(706)	(1.0)
Commercial junior liens and lines of credit	4,163	3,809	354	9.3
Total junior liens and lines of credit	72,209	72,561	(352)	(0.5)
Total residential real estate 1-4 family	281,203	277,849	3,354	1.2

Residential real estate - construction
Consumer	16,293	13,837	2,456	17.7
Commercial	12,593	12,063	530	4.4
Total residential real estate construction	28,886	25,900	2,986	11.5

Commercial real estate	721,320	703,767	17,553	2.5
Commercial	239,603	242,654	(3,051)	(1.3)
Total commercial	960,923	946,421	14,502	1.5

Consumer	6,583	6,815	(232)	(3.4)
	1,277,595	1,256,985	20,610	1.6
Less: Allowance for credit losses	(16,533)	(16,052)	(481)	3.0
Net Loans	$1,261,062	$1,240,933	$20,129	1.6

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2024 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $17.4 million at March 31, 2024 compared to $17.2 million at December 31, 2023. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $490 thousand of nonaccrual loans. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

Nonaccruing loans generally represent Management’s determination that the borrower will be unable to repay the loan in accordance with its contractual terms and that collateral liquidation may or may not fully repay both interest and principal. It is the Bank’s policy to evaluate the probable collectability of principal and interest due under terms of loan contracts for all loans 90-days or more past due, nonaccrual loans, or individually evaluated loans. Further, it is the Bank’s policy to discontinue accruing interest on loans that are not adequately secured and in the process of collection. Upon determination of nonaccrual status, the Bank subtracts any current year accrued and unpaid interest from its income, and any prior year accrued and unpaid interest from the allowance for credit losses. Management continually monitors the status of nonperforming loans, the value of any collateral and potential of risk of loss. Nonaccrual loans are rated no better than 7-Substandard.

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2024, the Bank had loans of $13.1 million (1.0% of gross loans) that exceeded the supervisory limit, compared to 1.1% at year-end 2023.

Loan quality, as measured by nonaccrual loans, totaled $490 thousand at March 31, 2024 compared to $147 thousand at December 31, 2023 and the nonperforming loan to gross loans ratio was 0.04% at March 31, 2024 compared to 0.01% at December 31, 2023. Loans past due 90-days or more, but still accruing, totaled $5 thousand at March 31, 2024.

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

As of March 31, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty

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

•A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period that will be the most similar and relevant to the next four quarters.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2024
Loans at March 31, 2024	$208,994	$72,209	$28,886	$721,320	$239,603	$6,583	$1,277,595
Average Loans through March 31, 2024	206,763	72,451	27,196	712,855	240,527	6,889	1,266,681
Nonaccrual Loans at March 31, 2024	—	—	—	407	83	—	490
Allowance for Credit Loss at March 31, 2024	1,308	415	337	11,057	3,324	92	16,533
YTD Net (Charge-offs)/Recoveries at March 31, 2024	—	—	4	(2)	(6)	(5)	(9)

Loans/Total Gross Loans at March 31, 2024	16%	6%	2%	56%	19%	1%	100%
Nonaccrual Loans/Total Gross Loans at March 31, 2024	0.00%	0.00%	0.00%	0.06%	0.03%	0.00%	0.04%
Allowance for Credit Loss/Gross Loans at March 31, 2024	0.63%	0.57%	1.17%	1.53%	1.39%	1.40%	1.29%
Net (Charge-offs) Recoveries/Average Loans at March 31, 2024*	0.00%	0.00%	0.01%	0.00%	0.00%	-0.07%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at March 31, 2024							3374.08%

2023
Loans at December 31, 2023	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$1,256,985
Average Loans for 2023	173,986	72,623	21,124	626,817	243,045	6,285	1,143,880
Nonaccrual Loans at December 31, 2023	—	—	—	—	147	—	147
Allowance for Credit Losses at December 31, 2023	1,296	419	296	10,657	3,290	94	16,052
Net Recoveries/(Charge-offs) for 2023	2	—	49	1	(193)	(35)	(176)

Loans/Total Gross Loans at December 31, 2023	16%	6%	2%	56%	19%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2023	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	0.01%
Allowance for Credit Loss/Gross Loans at December 31, 2023	0.63%	0.58%	1.14%	1.51%	1.36%	1.38%	1.28%
Net Recoveries(Charge-offs)/Average Loans for 2023	0.00%	0.00%	0.23%	0.00%	-0.08%	-0.56%	-0.02%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2023							10919.73%

*Annualized

Deposits:

Total deposits increased $21.3 million during the first three months of 2024 to $1.559 billion. Interest-bearing checking decreased by $51.5 million primarily in municipal deposits and savings decreased by $2.5 million, while the Bank’s Money Management increased $17.1 million. Time deposits increased $39.5 million as customers shifted to higher rate products. The Bank has $22.0 million of brokered CDs at March 31, 2024.

As of March 31, 2024, the Bank had deposits of $222.8 million placed in the IntraFi Network deposit program ($105.9 million in interest-bearing checking and $116.9 million in money management) and $18.6 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2024, the Bank’s reciprocal deposits were 12.9% of total liabilities compared to 14.3% at year-end 2023.

The Bank estimates that approximately 90% of its deposits are FDIC insured or collateralized as of March 31, 2024.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest-bearing checking	$291,893	$273,050	$18,843	6.9

Interest-bearing checking	402,978	454,517	(51,539)	(11.3)
Money management	589,149	572,058	17,091	3.0
Savings	103,383	105,907	(2,524)	(2.4)
Total interest-bearing checking and savings	1,095,510	1,132,482	(36,972)	(3.3)

Time deposits	171,909	132,446	39,463	29.8
Total deposits	$1,559,312	$1,537,978	$21,334	1.4

Overdrawn deposit accounts reclassified as loans	$195	$160

Borrowings:

At March 31, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025. At March 31, 2024, the fair value of debt securities pledged for the BTFP was $76.4 million.

At March 31, 2024, the Bank had $240.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $40.0 million in short-term borrowings with a blended rate of 5.80%, due during the third quarter of 2024, and $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

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

Shareholders’ Equity:

Total shareholders’ equity increased $2.1 million to $134.2 million as of March 31, 2024 from December 31, 2023. Retained earnings increased $2.0 million in 2024 and accumulated other comprehensive income (AOCI) decreased $294 thousand as the fair value of the investment portfolio decreased slightly in the first quarter of 2024. The increase in retained earnings was from net earnings of $3.4 million partially offset by cash dividends of $1.4 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $75 thousand in new capital from optional cash contributions and $254 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 41.62% for the first three months of 2024 compared to 42.68% for the first three months of 2023.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the first quarter of 2024, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the first quarter of 2023. On April 11, 2024, the Board of Directors declared a $0.32 per share regular quarterly dividend for the second quarter of 2024, which will be paid on May 22, 2024.

In December 2023, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. No shares have been repurchased under the current plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2024 was 5.77% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.91%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.52%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.91%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.52%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.53%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.77%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.32%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.74%	9.44%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, securities that are unencumbered ($173.1 million fair value) as collateral for borrowings are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at March 31, 2024.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$500,736	$240,000	$260,736
Federal Reserve Bank Discount Window	53,637	—	53,637
Correspondent Banks	76,000	—	76,000
Total	$630,373	$240,000	$390,373

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

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$316,224	$325,982
Consumer commitments to extend credit (secured)	115,715	112,157
Consumer commitments to extend credit (unsecured)	6,295	5,964
	$438,234	$444,103
Standby letters of credit	$21,047	$19,851

ACL - Unfunded Commitments (1)	$1,984	$2,022
(1) Reported in Other Liabilities on the Consolidated Balance Sheet

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially, except as reported, from those reported in the Corporation’s 2023 Annual Report on Form 10-K.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2024. For more information on market risk refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2024. For more information, refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. No shares were repurchased during the first quarter of 2024.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

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

Franklin Financial Services Corporation

May 8, 2024	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2024	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)