Form 10-Q
period 2024-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2024-08-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

There were 4,408,901 outstanding shares of the Registrant’s common stock as of July 31, 2024.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$20,048	$19,505
Short-term interest-earning deposits in other banks	159,679	3,635
Total cash and cash equivalents	179,727	23,140
Long-term interest-earning deposits in other banks	1,994	6,229
Debt securities available for sale, at fair value	454,465	472,503
Equity securities	352	427
Restricted stock	10,375	2,375
Loans held for sale	932	213
Loans	1,318,320	1,256,985
Allowance for credit losses	(17,018)	(16,052)
Net Loans	1,301,302	1,240,933
Premises and equipment, net	28,974	28,543
Right of use asset	4,380	4,680
Bank owned life insurance	22,502	22,758
Goodwill	9,016	9,016
Deferred tax asset, net	11,789	11,801
Other assets	13,318	13,421
Total assets	$2,039,126	$1,836,039

Liabilities
Deposits
Noninterest-bearing checking	$282,964	$273,050
Money management, savings, and interest checking	1,119,814	1,132,482
Time	183,680	132,446
Total deposits	1,586,458	1,537,978
Federal Reserve Bank borrowings	40,000	90,000
FHLB advances	240,000	40,000
Subordinate notes	19,680	19,661
Lease liability	4,527	4,816
Other liabilities	11,652	11,448
Total liabilities	1,902,317	1,703,903

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,412,374 shares outstanding at June 30, 2024 and
4,710,972 shares issued and 4,371,231 shares outstanding at December 31, 2023	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,547	43,646
Retained earnings	137,581	133,993
Accumulated other comprehensive loss	(40,881)	(40,940)
Treasury stock, 298,598 shares at June 30, 2024 and 339,741 shares at
December 31, 2023, at cost	(8,149)	(9,274)
Total shareholders' equity	136,809	132,136
Total liabilities and shareholders' equity	$2,039,126	$1,836,039

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$18,059	$14,069	$35,281	$26,405
Interest and dividends on investments:
Taxable interest	3,901	3,327	7,814	6,777
Tax exempt interest	274	313	549	679
Dividend income	205	11	250	19
Interest-earning deposits in other banks	2,293	791	4,647	1,214
Total interest income	24,732	18,511	48,541	35,094
Interest expense
Deposits	7,018	4,378	13,522	7,808
Federal Reserve Bank borrowings	480	677	1,440	728
FHLB overnight borrowings and advances	2,762	—	5,289	—
Subordinate notes	261	261	525	526
Total interest expense	10,521	5,316	20,776	9,062
Net interest income	14,211	13,195	27,765	26,032
Provision for credit losses - loans	560	524	1,050	991
(Reversal of) provision for credit losses - unfunded commitments	(14)	8	(52)	70
Total provision for credit losses	546	532	998	1,061
Net interest income after credit loss expense	13,665	12,663	26,767	24,971
Noninterest income
Wealth management fees	2,242	1,959	4,269	3,793
Loan service charges	181	120	387	422
Gain on sale of loans	116	45	174	118
Deposit service charges and fees	572	616	1,185	1,199
Other service charges and fees	523	430	1,010	862
Debit card income	571	547	1,106	1,050
Increase in cash surrender value of life insurance	112	111	224	220
Net losses on sales of debt securities	—	(517)	—	(1,119)
Change in fair value of equity securities	(34)	(8)	(75)	(32)
Other	67	226	258	241
Total noninterest income	4,350	3,529	8,538	6,754
Noninterest Expense
Salaries and employee benefits	8,405	7,283	16,132	14,220
Net occupancy	1,149	1,112	2,331	2,222
Marketing and advertising	617	550	1,137	1,069
Legal and professional	515	454	1,030	1,005
Data processing	1,459	1,118	2,882	2,178
Pennsylvania bank shares tax	119	174	244	397
FDIC Insurance	408	198	730	380
ATM/debit card processing	339	307	662	601
Telecommunications	108	98	220	197
Nonservice pension	(7)	(29)	(36)	(59)
Lease termination	—	495	—	495
Other	1,224	888	2,310	1,962
Total noninterest expense	14,336	12,648	27,642	24,667
Income before federal income taxes	3,679	3,544	7,663	7,058
Federal income tax expense	646	568	1,269	790
Net income	$3,033	$2,976	$6,394	$6,268
Per share
Basic earnings per share	$0.67	$0.68	$1.43	$1.43
Diluted earnings per share	$0.66	$0.68	$1.43	$1.42

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2024	2023	2024	2023
Net Income	$3,033	$2,976	$6,394	$6,268

Debt Securities:
Unrealized gains (losses) arising during the period	447	(5,534)	74	3,092
Reclassification adjustment for losses included in net income (1)	—	517	—	1,119
Net unrealized gains (losses)	447	(5,017)	74	4,211
Tax effect	(94)	1,052	(15)	(885)
Net of tax amount	353	(3,965)	59	3,326

Total other comprehensive gain (loss)	353	(3,965)	59	3,326

Total Comprehensive Income (Loss)	$3,386	$(989)	$6,453	$9,594

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2024 and 2023

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2024	4,393,873	$4,711	$43,459	$135,955	$(41,234)	$(8,654)	$134,237
Net income		—	—	3,033	—	—	3,033
Other comprehensive loss		—	—	—	353	—	353
Cash dividends declared, $0.32 per share		—	—	(1,407)	—	—	(1,407)
Acquisition of treasury stock	(14,684)	—	—	—	—	(400)	(400)
Treasury shares issued under dividend reinvestment plan	31,255	—	(27)	—	—	853	826
Stock Compensation Plans:
Treasury shares issued	1,930	—	(52)	—	—	52	—
Compensation expense		—	167	—	—	—	167
Balance at June 30, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809

Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	6,394	—	—	6,394
Other comprehensive loss		—	—	—	59	—	59
Cash dividends declared, $0.64 per share		—	—	(2,806)	—	—	(2,806)
Acquisition of treasury stock	(16,202)	—	—	—	—	(440)	(440)
Treasury shares issued under dividend reinvestment plan	43,543	—	(33)	—	—	1,188	1,155
Stock Compensation Plans:
Treasury shares issued	13,802	—	(362)	—	—	377	15
Compensation expense		—	296	—	—	—	296
Balance at June 30, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809

Balance at April 1, 2023	4,402,675	$4,711	$43,356	$127,877	$(43,996)	$(8,365)	$123,583
Net income		—	—	2,976	—	—	2,976
Other comprehensive income		—	—	—	(3,965)	—	(3,965)
Cash dividends declared, $0.32 per share		—	—	(1,401)	—	—	(1,401)
Acquisition of treasury stock	(74,306)	—	—	—	—	(2,078)	(2,078)
Treasury shares issued under dividend reinvestment plan	20,195	—	(17)	—	—	550	533
Stock Compensation Plans:
Treasury shares issued	1,424	—	(35)	—	—	39	4
Compensation expense		—	118	—	—	—	118
Balance at June 30, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770

Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	6,268	—	—	6,268
Other comprehensive income		—	—	—	3,326	—	3,326
Cash dividends declared, $0.64 per share		—	—	(2,806)	—	—	(2,806)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	28,679	—	32	—	—	779	811
Stock Compensation Plans:
Treasury shares issued	15,326	—	(398)	—	—	415	17
Compensation expense		—	253	—	—	—	253
Balance at June 30, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,394	$6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	988
Net amortization of loans and investment securities	1,775	1,720
Amortization of subordinate debt issuance costs	19	20
Provision for credit losses	998	1,061
Change in fair value of equity securities	75	32
Realized losses on sales of debt securities	—	1,119
Loans originated for sale	(13,227)	(8,341)
Proceeds from sale of loans	12,682	8,616
Gain on sale of loans held for sale	(174)	(118)
Increase in cash surrender value of life insurance	(224)	(220)
Gain from claims on life insurance policies	(78)	—
Change in fair value of derivative	(2)	—
Stock based compensation	296	253
Decrease in other assets	877	1,573
(Decrease) increase in other liabilities	(715)	414
Net cash provided by operating activities	9,736	13,385
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	4,235	4,997
Proceeds from sales and calls of investment securities available for sale	—	40,117
Proceeds from maturities and pay-downs of securities available for sale	24,548	16,062
Purchase of investment securities available for sale	(8,025)	(7,248)
Increase in restricted stock	(8,000)	(50)
Net increase in loans	(61,419)	(94,417)
Proceeds from surrender of life insurance policies	559	—
Capital expenditures	(1,451)	(228)
Net cash used in investing activities	(49,553)	(40,767)
Cash flows from financing activities
Net decrease in demand deposits, interest-bearing checking, and savings accounts	(2,754)	(70,665)
Net increase in time deposits	51,234	32,352
Increase in long-term borrowings	200,000	70,000
Net decrease in short-term borrowings	(50,000)	—
Dividends paid	(2,806)	(2,806)
Purchase of Treasury shares	(440)	(2,394)
Cash received from option exercises	15	17
Treasury shares issued under dividend reinvestment plan	1,155	811
Net cash provided by financing activities	196,404	27,315
Increase (decrease) in cash and cash equivalents	156,587	(67)
Cash and cash equivalents at the beginning of the period	23,140	64,899
Cash and cash equivalents at the end of the period	$179,727	$64,832
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$19,897	$7,813
Income taxes	1,080	1,316
Noncash Activities
Noncash extinguishment of lease liability	—	537
Noncash decrease in right-of-use asset	—	507

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2024, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2023 Annual Report on Form 10-K. The consolidated results of operations for the three and six month period ended June 30, 2024 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Weighted average shares outstanding (basic)	4,555	4,380	4,465	4,388
Impact of common stock equivalents	7	8	8	13
Weighted average shares outstanding (diluted)	4,562	4,388	4,473	4,401
Anti-dilutive options excluded from calculation	—	74	—	25
Net income	$3,033	$2,976	$6,394	$6,268
Basic earnings per share	$0.67	$0.68	$1.43	$1.43
Diluted earnings per share	$0.66	$0.68	$1.43	$1.42

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023

Net unrealized losses on debt securities	$(49,342)	$(49,416)
Tax effect	10,362	10,377
Net of tax amount	$(38,980)	$(39,039)

Accumulated pension adjustment	$(2,406)	$(2,406)
Tax effect	505	505
Net of tax amount	$(1,901)	$(1,901)

Total accumulated other comprehensive (loss)	$(40,881)	$(40,940)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2024	cost	gains	losses	Value
U.S. Treasury	$83,139	$—	$(10,119)	$73,020
Municipal	158,445	—	(23,744)	134,701
Corporate	26,346	—	(2,658)	23,688
Agency mortgage & asset-backed	133,119	187	(9,523)	123,783
Non-Agency mortgage & asset-backed	102,758	34	(3,519)	99,273
Total	$503,807	$221	$(49,563)	$454,465

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2023	cost	gains	losses	value
U.S. Treasury	$83,494	$—	$(9,403)	$74,091
Municipal	161,339	—	(22,721)	138,618
Corporate	26,336	—	(3,138)	23,198
Agency mortgage & asset-backed	142,565	90	(10,064)	132,591
Non-Agency mortgage & asset-backed	108,185	48	(4,228)	104,005
Total	$521,919	$138	$(49,554)	$472,503

At June 30, 2024 and December 31, 2023, the fair value of debt securities pledged to secure public funds, trust deposits and FHLB loan commitments totaled $231.0 million and $207.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	85,160	75,619
Due after five years through ten years	80,052	69,302
Due after ten years	102,718	86,488
	267,930	231,409
Mortgage & asset-backed	235,877	223,056
	$503,807	$454,465

The composition of the net realized gains (losses) on debt securities for the three and six months ended are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds	$—	$7,262	$—	$40,117
Gross gains realized	$—	$—	$—	$12
Gross losses realized	—	(517)	—	(1,131)
Net (losses) gains realized	$—	$(517)	$—	$(1,119)

Tax benefit (provision) on net (losses) gains realized	$—	$109	$—	$235

Credit Impairment:

The debt securities portfolio contained 551 securities, with a fair value of $437.0 million, and $49.6 million in gross unrealized losses at June 30, 2024, essentially unchanged from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at June 30, 2024, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$73,020	$(10,119)	226	$73,020	$(10,119)	226
Municipal	—	—	—	134,701	(23,744)	50	134,701	(23,744)	50
Corporate	978	(5)	1	22,710	(2,653)	166	23,688	(2,658)	167
Agency mortgage & asset-backed	745	(10)	4	108,925	(9,513)	57	109,670	(9,523)	61
Non-Agency mortgage & asset-backed	38,658	(194)	19	57,302	(3,325)	28	95,960	(3,519)	47
Total temporarily impaired	$40,381	$(209)	24	$396,658	$(49,354)	527	$437,039	$(49,563)	551

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,091	$(9,403)	28	$74,091	$(9,403)	28
Municipal	—	—	—	138,618	(22,721)	168	138,618	(22,721)	168
Corporate	1,483	(167)	5	21,715	(2,971)	46	23,198	(3,138)	51
Agency mortgage & asset-backed	6,227	(186)	19	118,053	(9,878)	223	124,280	(10,064)	242
Non-Agency mortgage & asset-backed	47,928	(560)	19	50,071	(3,668)	56	97,999	(4,228)	75
Total temporarily impaired	$55,638	$(913)	43	$402,548	$(48,641)	521	$458,186	$(49,554)	564

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At June 30, 2024 and December 31, 2023, this investment was reported at fair value of $352 thousand and $427 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Residential Real Estate 1-4 Family
Consumer first liens	$159,806	$142,017
Commercial first lien	61,032	63,271
Total first liens	220,838	205,288

Consumer junior liens and lines of credit	70,256	68,752
Commercial junior liens and lines of credit	5,296	3,809
Total junior liens and lines of credit	75,552	72,561
Total residential real estate 1-4 family	296,390	277,849

Residential real estate - construction
Consumer	15,804	13,837
Commercial	11,466	12,063
Total residential real estate construction	27,270	25,900

Commercial real estate	743,642	703,767
Commercial	243,628	242,654
Total commercial	987,270	946,421

Consumer	7,390	6,815
	1,318,320	1,256,985
Less: Allowance for credit losses	(17,018)	(16,052)
Net Loans	$1,301,302	$1,240,933

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,829	$1,615

Loans pledged as collateral for borrowings and commitments from:
FHLB	$737,601	$699,527
Federal Reserve Bank	77,268	83,482
	$814,869	$783,009

Paycheck Protection Program (included in commercial loans)	$25	$57

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

Other Assets Especially Mentioned (OAEM) (6): Loans classified as OAEM have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the borrower’s credit position at some future date.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at June 30, 2024 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$2,903	$9,737	$8,484	$10,766	$9,189	$21,759	$3,490	$—	$66,328
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,903	9,737	8,484	10,766	9,189	21,759	3,490	—	66,328
Consumer:
Performing	18,756	56,876	32,537	14,674	9,621	29,538	47,035	19,816	228,853
Nonperforming	—	—	106	280	—	436	387	—	1,209
Total Consumer	18,756	56,876	32,643	14,954	9,621	29,974	47,422	19,816	230,062
Total	$21,659	$66,613	$41,127	$25,720	$18,810	$51,733	$50,912	$19,816	$296,390
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$1,980	$6,128	$1,059	$1,071	$184	$1,044	$—	$—	$11,466
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	1,980	6,128	1,059	1,071	184	1,044	—	—	11,466
Consumer:
Performing	4,811	10,993	—	—	—	—	—	—	15,804
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	4,811	10,993	—	—	—	—	—	—	15,804
Total	$6,791	$17,121	$1,059	$1,071	$184	$1,044	$—	$—	$27,270
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$31,739	$205,456	$105,602	$96,075	$34,467	$236,387	$9,962	$—	$719,688
OAEM (6)	—	2,927	1,794	1,722	6,732	1,646	594	—	15,415
Substandard (7)	—	6,004	—	—	—	2,535	—	—	8,539
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$31,739	$214,387	$107,396	$97,797	$41,199	$240,568	$10,556	$—	$743,642
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$8,962	$30,446	$30,653	$41,822	$20,944	$65,039	$43,050	$—	$240,916
OAEM (6)	—	12	448	1,586	14	—	240	—	2,300
Substandard (7)	—	—	215	—	1	—	196	—	412
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$8,962	$30,458	$31,316	$43,408	$20,959	$65,039	$43,486	$—	$243,628
Current period gross charge-offs	$(7)	$—	$(80)	$—	$—	$—	$(62)	$—	$(149)

Consumer:
Performing	1,491	1,401	509	1,836	82	48	1,977	—	7,344
Nonperforming	—	23	—	—	2	—	21	—	46
Total	$1,491	$1,424	$509	$1,836	$84	$48	$1,998	$—	$7,390
Current period gross charge-offs	$(21)	$—	$(2)	$(2)	$(6)	$(1)	$(14)	$—	$(46)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$9,867	$9,088	$11,038	$9,691	$2,433	$22,906	$2,057	$—	$67,080
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	9,867	9,088	11,038	9,691	2,433	22,906	2,057	—	67,080
Consumer:
Performing	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Total	$62,995	$43,224	$26,663	$19,936	$7,655	$51,329	$46,025	$20,022	$277,849
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$6,845	$2,209	$1,289	$214	$—	$1,506	$—	$—	$12,063
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,845	2,209	1,289	214	—	1,506	—	—	12,063
Consumer:
Performing	13,837	—	—	—	—	—	—	—	13,837
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,837	—	—	—	—	—	—	—	13,837
Total	$20,682	$2,209	$1,289	$214	$—	$1,506	$—	$—	$25,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$180,052	$110,886	$98,540	$34,307	$38,603	$214,179	$10,567	$—	$687,134
OAEM (6)	2,955	1,350	1,000	6,823	—	2,182	139	—	14,449
Substandard (7)	—	—	—	—	—	2,134	50	—	2,184
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$183,007	$112,236	$99,540	$41,130	$38,603	$218,495	$10,756	$—	$703,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$34,851	$33,983	$45,754	$22,847	$3,579	$64,542	$36,508	$—	$242,064
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	317	—	—	—	—	273	—	590
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$34,851	$34,300	$45,754	$22,847	$3,579	$64,542	$36,781	$—	$242,654
Current period gross charge-offs	$(125)	$—	$(130)	$—	$—	$—	$(50)	$—	$(305)

Consumer:
Performing	1,863	669	1,985	148	80	5	2,060	—	6,810
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,863	$669	$1,985	$148	$80	$5	$2,065	$—	$6,815
Current period gross charge-offs	$(63)	$—	$(10)	$(2)	$(6)	$—	$(36)	$—	$(117)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of June 30, 2024:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+			Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
June 30, 2024
Residential Real Estate 1-4 Family
First liens	$—	$—	$41	$—	$—	$—
Junior liens and lines of credit	—	—	30	—	—	—
Total	—	—	71	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	407	—	—	—	—	—
Commercial	316	—	88	147	—	—
Consumer	—	—	6	—	—	5
Total	$723	$—	$165	$147	$—	$5

At June 30, 2024 the company had $407 thousand of commercial real estate loans and $316 thousand of commercial loans that were considered to be collateral dependent. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty, and the repayment is expected to be provided substantially through the operation or sale of collateral. These loans were secured by farmland and business assets, respectively. No loans were considered collateral dependent at December 31, 2023.

At June 30, 2024 and December 31, 2023, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
June 30, 2024
Residential Real Estate 1-4 Family
First liens	$—	$799	$41	$840	$219,998	$220,838
Junior liens and lines of credit	339	—	30	369	75,183	75,552
Total	339	799	71	1,209	295,181	296,390
Residential real estate - construction	—	—	—	—	27,270	27,270
Commercial real estate	356	854	407	1,617	742,025	743,642
Commercial	193	—	404	597	243,031	243,628
Consumer	37	3	6	46	7,344	7,390
Total	$925	$1,656	$888	$3,469	$1,314,851	$1,318,320

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2023
Residential Real Estate 1-4 Family
First liens	$62	$394	$—	$456	$204,832	$205,288
Junior liens and lines of credit	239	228	—	467	72,094	72,561
Total	301	622	—	923	276,926	277,849
Residential real estate - construction	—	—	—	—	25,900	25,900
Commercial real estate	3,232	—	—	3,232	700,535	703,767
Commercial	542	112	147	801	241,853	242,654
Consumer	21	12	5	38	6,777	6,815
Total	$4,096	$746	$152	$4,994	$1,251,991	$1,256,985

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at March 31, 2024	$1,308	$415	$337	$11,057	$3,324	$92	$—	$16,533
Charge-offs	—	—	—	—	(83)	(18)	—	(101)
Recoveries	—	—	3	—	20	3	—	26
Provision	76	14	(22)	366	103	23	—	560
ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$—	$17,018

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052
Charge-offs	—	—	—	(2)	(149)	(46)	—	(197)
Recoveries	—	—	7	—	80	26	—	113
Provision	88	10	15	768	143	26	—	1,050
ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$—	$17,018

ACL at March 31, 2023	$1,624	$690	$190	$8,236	$3,275	$94	$—	$14,109
Charge-offs	—	—	—	—	(1)	(42)	—	(43)
Recoveries	—	—	3	—	12	10	—	25
Provision	96	(7)	(16)	847	(432)	36	—	524
ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615

ACL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(87)	(76)	—	(163)
Recoveries	2	—	42	—	79	25	—	148
Provision	163	(44)	(113)	1,006	(77)	56	—	991
ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615

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

As of June 30, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$195	$212	$389	$429
Short-term lease cost	1	4	2	8
Variable lease cost	37	37	87	74
Total lease cost	$233	$253	$478	$511

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$379	$413

Weighted-average remaining lease term (years)	11.7	11.9
Weighted-average discount rate	3.43%	3.37%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2024, are as follows:

(Dollars in thousands)

2024	$354
2025	666
2026	564
2027	421
2028	393
2029 and beyond	3,205
Undiscounted cash flow	5,603
Imputed Interest	(1,076)
Total lease liability	$4,527

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2024 and December 31, 2023.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	June 30, 2024			December 31, 2023
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,167	Other Liabilities	$—	$6,268	Other Liabilities	$2
Total derivatives not designated as hedging instruments			$—			$2

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Other Contracts	Other income	$-	$2	$1	$-

As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$56	$53	$103	$108
Interest cost	193	202	381	403
Expected return on plan assets	(215)	(231)	(432)	(462)
Recognized net actuarial loss	15	—	15	—
Total pension expense	$49	$24	$67	$49

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

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Fair Value at June 30, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$352	$—	$—	$352

Available for sale:
U.S. Treasury	73,020	—	—	73,020
Municipal	—	134,701	—	134,701
Corporate	—	23,688	—	23,688
Agency mortgage & asset-backed	—	123,783	—	123,783
Non-Agency mortgage & asset-backed	—	99,273	—	99,273
Total assets	$73,372	$381,445	$—	$454,817

(Dollars in thousands)	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$427	$—	$—	$427

Available for sale:
U.S. Treasury	74,091	—	—	74,091
Municipal	—	138,618	—	138,618
Corporate	—	23,198	—	23,198
Agency mortgage and asset-backed	—	132,591	—	132,591
Non-Agency mortgage and asset-backed	—	104,005	—	104,005
Total assets	$74,518	$398,412	$—	$472,930

The fair value of derivative liabilities measured at fair value was $0 at June 30, 2024, $2 thousand at December 31, 2023 and was considered immaterial.

Nonrecurring Fair Value Measurements

The Corporation did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at June 30, 2024. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2024.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$179,727	$179,727	$179,727	$—	$—
Long-term interest-earning deposits in other banks	1,994	1,994	1,994	—	—
Loans held for sale	932	947	—	947	—
Net loans	1,301,302	1,259,496	—	—	1,259,496
Accrued interest receivable	7,515	7,515	—	—	7,515

Financial liabilities:
Deposits	$1,586,458	$1,585,810	$—	$1,585,810	$—
Federal Reserve Bank borrowings	40,000	39,891		39,891
FHLB advances	240,000	239,310	—	239,310	—
Subordinate notes	19,680	17,474	—	17,474	—
Accrued interest payable	4,735	4,735	—	4,735	—

	December 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$23,140	$23,140	$23,140	$—	$—
Long-term interest-earning deposits in other banks	6,229	6,229	6,229	—	—
Loans held for sale	213	213	—	213	—
Net loans	1,240,933	1,207,403	—	—	1,207,403
Accrued interest receivable	7,506	7,506	—	—	7,506

Financial liabilities:
Deposits	$1,537,978	$1,537,480	$—	$1,537,480	$—
Federal Reserve Bank Borrowings	90,000	89,783		89,783
FHLB Advances	40,000	40,110		40,110
Subordinate notes	19,661	18,303	—	18,303	—
Accrued interest payable	3,856	3,856	—	3,856	—

Note 12. Deposits

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$282,964	$273,050

Interest-bearing checking	401,174	454,517
Money management	616,928	572,058
Savings	101,712	105,907
Total interest-bearing checking and savings	1,119,814	1,132,482

Time deposits	183,680	132,446
Total deposits	$1,586,458	$1,537,978

Overdrawn deposit accounts reclassified as loans	$660	$160

Time deposits greater than $250,000 at June 30, 2024 and December 31, 2023 were $48.5 million and $44.4 million, respectively.

Note 13. Borrowings

At June 30, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025, compared to $90.0 million at December 31, 2023. At June 30, 2024, the fair value of debt securities pledged for the BTFP was $44.1 million.

At June 30, 2024, the Bank had $240.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $40.0 million at December 31, 2023. The borrowings are comprised of $40.0 million in short-term borrowings with a blended rate of 5.80%, due during the third quarter of 2024, and $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

At June 30, 2024, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $320 thousand at June 30, 2024, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2024 was 5.52% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.01%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.27%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.01%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.27%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.66%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.52%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.38%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.56%	9.44%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
Wealth Management Fees	2024	2023	2024	2023

Asset Management Fees	$2,051	$1,844	$3,884	$3,481
Estate Management Fees	128	61	215	152
Commissions	63	54	170	160
Total	$2,242	$1,959	$4,269	$3,793

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$320,735	$325,982
Consumer commitments to extend credit (secured)	126,387	112,157
Consumer commitments to extend credit (unsecured)	6,366	5,964
	$453,488	$444,103
Standby letters of credit	$21,538	$19,851

ACL - Unfunded Commitments (1)	$1,970	$2,022
(1) Reported in Other Liabilities on the Consolidated Balance Sheets

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2024, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2024 and 2023

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in the rates of inflation and the effects of inflation, changes in interest rates, ongoing disruption in the financial services industry caused by bank failures and uncertainties involving various banks, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

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

There were no changes to the critical accounting policies disclosed in the 2023 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of June 30, 2024. Please refer to Item 7 of the Corporation’s 2023 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three and six months ended June 30, 2024 are as follows:

•Net income for the second quarter of 2024 was $3.0 million ($0.66 per diluted share) compared to $3.4 million ($0.77 per diluted share) for the first quarter of 2024 (a decrease of 9.8%) and $3.0 million ($0.68 per diluted share) for the second quarter of 2023.

•Net income year-to-date for 2024 was $6.4 million ($1.43 per diluted share) compared to $6.3 million ($1.42 per diluted share) for the same period in 2023

•For the second quarter of 2024, the provision for credit losses was $546 thousand compared to $452 thousand for the first quarter of 2024 and $532 thousand for the second quarter of 2023. Year-to-date provision expense was $998 thousand compared to $1.1 million for the same period in 2023.

•Total assets were $2.039 billion as of June 30, 2024.

•Total net loans increased $61.3 million (4.9%) to $1.301 billion at June 30, 2024 from $1.241 billion at December 31, 2023.

•Total deposits increased $48.5 million (3.2%) to $1.586 billion at June 30, 2024 from $1.538 billion at December 31, 2023.

•At June 30, 2024, borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) were $240.0 million and $40.0 million from the Federal Reserve Bank.

•Shareholders’ equity increased by $4.7 million, year-to-date, to $136.8 million, and the book value of the Corporation’s common stock increased to $31.01 per share.

•For the year-to-date period, Return on Assets (ROA) was 0.63%, Return on Equity (ROE) was 9.71% and the Net Interest Margin (NIM) was 2.94%, compared to an ROA of 0.75%, ROE of 10.56% and NIM of 3.35% for the same period in 2023.

•On July 11, 2024, the Board of Directors declared a $0.32 per share regular quarterly cash dividend for the third quarter of 2024 to be paid on August 28, 2024 to shareholders of record at the close of business on August 2, 2024.

Key performance ratios as of, or for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023 are listed below:

	June 30,	June 30,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2024	2023	2023

Balance Sheet Highlights
Total assets	$2,039,126	$1,736,165	$1,836,039
Debt securities available for sale	454,465	439,851	472,503
Loans, net	1,301,302	1,130,547	1,240,933
Deposits	1,586,458	1,513,135	1,537,978
Other borrowings	280,000	70,000	280,000
Shareholders' equity	136,809	119,770	132,136

Summary of Operations
Interest income	$48,541	$35,094	$76,762
Interest expense	20,776	9,062	23,125
Net interest income	27,765	26,032	53,637
Provision for credit losses - loans	1,050	991	2,589
(Reversal of) provision for credit losses - unfunded commitments	(52)	70	135
Total provision for credit losses	998	1,061	2,724
Net interest income after provision for credit losses	26,767	24,971	50,913
Noninterest income	8,538	6,754	14,851
Noninterest expense	27,642	24,667	50,011
Income before income taxes	7,663	7,058	15,753
Federal income tax expense	1,269	790	2,155
Net income	$6,394	$6,268	$13,598

Performance Measurements
Return on average assets*	0.63%	0.75%	0.78%
Return on average equity*	9.71%	10.56%	11.39%
Return on average tangible equity (1)*	10.40%	11.26%	12.32%
Efficiency ratio (1)	74.91%	71.48%	70.75%
Net interest margin*	2.94%	3.35%	3.31%

Shareholders' Value (per common share)
Diluted earnings per share	$1.43	$1.42	$3.10
Basic earnings per share	1.43	1.43	3.11
Regular cash dividends declared	0.64	0.64	1.28
Book value	31.01	27.53	30.23
Tangible book value (1)	28.96	25.46	28.17
Market value	28.28	27.74	31.55
Market value/book value ratio	91.20%	100.76%	104.37%
Market value/tangible book value ratio	97.64%	108.95%	112.01%
Price/earnings multiple*	9.89	9.77	10.18
Current quarter dividend yield	4.53%	4.61%	4.06%
Dividend payout ratio year-to-date	43.88%	44.77%	41.15%

Safety and Soundness
Average equity/average assets	6.54%	7.10%	6.82%
Risk-based capital ratio (Total)	14.66%	16.84%	14.45%
Leverage ratio (Tier 1)	8.38%	9.39%	9.01%
Common equity ratio (Tier 1)	12.01%	13.88%	11.82%
Nonperforming loans / gross loans	0.07%	0.02%	0.01%
Nonperforming assets/total assets	0.04%	0.01%	0.01%
Allowance for credit losses as a % of loans	1.29%	1.28%	1.28%
Net loans (charged-off) recovered / average loans*	-0.01%	0.00%	-0.02%

Assets under Management
Trust assets under management (fair value)	$1,128,087	$977,461	$1,094,747
Held at third-party brokers (fair value)	143,736	127,801	135,423

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands, except per share)
	June 30, 2024	June 30, 2023	December 31, 2023
Return on Tangible Equity (non-GAAP)
Net income	$6,394	$6,268	$13,598

Average shareholders' equity	132,017	120,374	119,408
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	123,001	111,358	110,392

Return on average tangible equity (non-GAAP)*	10.40%	11.26%	12.32%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$136,809	$119,770	$132,136
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	127,793	110,754	123,120

Shares outstanding (in thousands)	4,412	4,350	4,371

Tangible book value per share (non-GAAP)	$28.96	$25.46	$28.17

Efficiency Ratio
Noninterest expense	$27,642	$24,667	$50,011

Net interest income	27,765	26,032	53,637
Plus tax equivalent adjustment to net interest income	522	573	1,094
Plus noninterest income, net of securities transactions	8,613	7,905	15,954
Total revenue	36,900	34,510	70,685

Efficiency ratio (Noninterest expense/total revenue)	74.91%	71.48%	70.75%

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

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023:

Tax equivalent net interest income increased $1.0 million to $14.5 million in the second quarter of 2024 compared to $13.5 million for the same period in 2023. Tax-equivalent net interest income increased $433 thousand from balance sheet volume changes and $567 thousand from interest rate changes.

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

	For the Three Months Ended June 30,
	2024			2023

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$169,186	$2,293	5.44%	$64,851	$791	4.89%
Investment securities:
Taxable	416,355	4,106	3.96%	398,289	3,338	3.36%
Tax exempt	50,341	339	2.70%	56,136	387	2.77%
Investments	466,696	4,445	3.82%	454,425	3,725	3.29%
Loans:
Residential real estate 1-4 family:
First liens	214,883	2,721	5.08%	165,322	1,809	4.39%
Junior liens and lines of credit	74,087	1,118	6.05%	72,923	1,006	5.53%
Residential real estate - construction	28,236	481	6.83%	18,537	285	6.16%
Commercial real estate	734,571	10,494	5.73%	608,963	7,962	5.24%
Commercial	244,249	3,287	5.40%	244,333	3,081	5.06%
Consumer	6,857	154	9.01%	6,219	129	8.31%
Loans	1,302,883	18,255	5.62%	1,116,297	14,272	5.13%
Total interest-earning assets	1,938,765	$24,993	5.17%	1,635,573	$18,788	4.61%
Other assets	92,554			95,670
Total assets	$2,031,319			$1,731,243

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$414,217	$602	0.58%	$446,491	$431	0.39%
Money Management	604,989	4,518	3.00%	563,760	3,316	2.36%
Savings	102,800	39	0.15%	120,193	45	0.15%
Time	180,525	1,859	4.13%	84,093	586	2.80%
Total interest-bearing deposits	1,302,531	7,018	2.16%	1,214,537	4,378	1.45%

Subordinated notes	19,675	261	5.31%	19,638	261	5.31%
Federal Reserve Bank borrowings	40,000	480	4.81%	61,209	677	4.44%
FHLB advances	240,000	2,762	4.62%	—	—	-
Total interest-bearing liabilities	1,602,206	10,521	2.63%	1,295,384	5,316	1.65%
Noninterest-bearing deposits	281,267			298,330
Other liabilities	15,892			14,595
Shareholders' equity	131,954			122,934
Total liabilities and shareholders' equity	$2,031,319			$1,731,243
T/E net interest income/Net interest margin		14,472	2.99%		13,472	3.30%
Tax equivalent adjustment		(261)			(277)
Net interest income		$14,211			$13,195

Net Interest Spread			2.54%			2.96%
Cost of Funds			2.24%			1.34%
Cost of Deposits			1.78%			1.16%

Provision for Credit Losses

For the second quarter of 2024, the provision for credit losses on loans was $560 thousand and the provision for unfunded commitments was a reversal of $14 thousand, resulting in a total provision for credit loss expense of $546 thousand. The loan provision expense was due primarily to growth in the loan portfolio as the historical credit loss rate and the qualitative loss factor have not materially changed.

For the second quarter of 2023, the provision for credit losses on loans was $524 thousand and the provision for unfunded commitments was $8 thousand, resulting in a total provision for credit loss expense of $532 thousand.

The ACL ratio for loans was 1.29% at June 30, 2024 compared to 1.28% at December 31, 2023. The ACL for unfunded commitments was $2.0 million at June 30, 2024 and December 31, 2023. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2024, noninterest income increased $821 thousand from the same period in 2023. Wealth Management fees increased, primarily because of growth in assets under management. Loan service charges, gains on sale of loans, other service charges and debit card income increased but were partially offset by a decrease in deposit fees. The decrease in other income was due, in part, to a nonrecurring IRS refund payment to the bank in 2023. There were no debt securities sales in 2024 compared to a loss of $517 thousand from sales in 2023.

The following table presents a comparison of noninterest income for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$2,242	$1,959	$283	14.4
Loan service charges	181	120	61	50.8
Gain on sale of loans	116	45	71	157.8
Deposit service charges and fees	572	616	(44)	(7.1)
Other service charges and fees	523	430	93	21.6
Debit card income	571	547	24	4.4
Increase in cash surrender value of life insurance	112	111	1	0.9
Net losses on sales of debt securities	—	(517)	517	NA
Change in fair value of equity securities	(34)	(8)	(26)	325.0
Other	67	226	(159)	(70.4)
Total noninterest income	$4,350	$3,529	$821	23.3

Noninterest Expense

Noninterest expense for the second quarter of 2024 increased $1.7 million compared to the same period in 2023. Salaries and benefits increased $1.1 million primarily in salaries due to a highly competitive labor market and wage increases, and an increase in health insurance costs. Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet. The increase in other expense is due, in part, to the amortization of solar tax credit investments and taxes paid to states other than Pennsylvania.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2024	2023	Amount	%
Salaries and benefits	$8,405	$7,283	$1,122	15.4
Net occupancy	1,149	1,112	37	3.3
Marketing and advertising	617	550	67	12.2
Legal and professional	515	454	61	13.4
Data processing	1,459	1,118	341	30.5
Pennsylvania bank shares tax	119	174	(55)	(31.6)
FDIC insurance	408	198	210	106.1
ATM/debit card processing	339	307	32	10.4
Telecommunications	108	98	10	10.2
Nonservice pension	(7)	(29)	22	(75.9)
Lease termination	—	495	(495)	(100.0)
Other	1,224	888	336	37.8
Total noninterest expense	$14,336	$12,648	$1,688	13.3

Provision for Income Taxes

For the second quarter of 2024, the Corporation recorded a Federal income tax expense of $646 thousand compared to $568 thousand for the same quarter in 2023. The effective tax rate for the second quarter of 2024 was 17.6% compared to 16.6% for the same period in 2023. The federal statutory tax rate is 21% for 2024 and 2023.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023:

Tax equivalent net interest income increased $1.7 million to $28.3 million in the first half of 2024 compared to $26.6 million for the same period in 2023. Tax-equivalent net interest income increased $801 thousand from balance sheet volume changes and $881 thousand from interest rate changes.

	For the Six Months Ended June 30,
	2024			2023

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$172,722	$4,647	5.40%	$54,326	$1,214	4.50%
Investment securities:
Taxable	420,915	8,064	3.84%	402,784	6,796	3.40%
Tax exempt	50,869	679	2.67%	59,701	843	2.85%
Investments	471,784	8,743	3.72%	462,485	7,639	3.33%
Loans:
Residential real estate 1-4 family:
First liens	210,823	5,249	4.99%	157,841	3,423	4.37%
Junior liens and lines of credit	73,269	2,184	5.98%	72,926	1,931	5.34%
Residential real estate - construction	27,716	956	6.92%	21,456	591	5.56%
Commercial real estate	723,713	20,510	5.68%	586,218	14,894	5.12%
Commercial	242,388	6,476	5.36%	238,820	5,723	4.83%
Consumer	6,873	298	8.70%	6,165	252	8.23%
Loans	1,284,782	35,673	5.57%	1,083,426	26,814	4.99%
Total interest-earning assets	1,929,288	$49,063	5.10%	1,600,237	$35,667	4.49%
Other assets	90,762			96,154
Total assets	$2,020,050			$1,696,391

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$417,760	$1,199	0.58%	$458,211	$841	0.37%
Money Management	594,511	8,729	2.94%	560,672	6,054	2.18%
Savings	103,569	79	0.15%	123,527	94	0.15%
Time	169,508	3,515	4.16%	73,213	819	2.26%
Total interest-bearing deposits	1,285,348	13,522	2.11%	1,215,623	7,808	1.30%

Subordinated notes	19,670	525	5.34%	19,632	526	5.36%
Overnight borrowings	1,083	31	5.74%	—	—	-
Federal Reserve Bank borrowings	62,253	1,440	4.64%	33,094	728	4.44%
FHLB advances	227,912	5,258	4.63%	—	—	-
Total interest-bearing liabilities	1,596,266	20,776	2.61%	1,268,349	9,062	1.44%
Noninterest-bearing deposits	275,287			293,196
Other liabilities	16,480			14,472
Shareholders' equity	132,017			120,374
Total liabilities and shareholders' equity	$2,020,050			$1,696,391
T/E net interest income/Net interest margin		28,287	2.94%		26,605	3.35%
Tax equivalent adjustment		(522)			(573)
Net interest income		$27,765			$26,032

Net Interest Spread			2.49%			3.05%
Cost of Funds			2.23%			1.17%
Cost of Deposits			1.74%			1.04%

Provision for Credit Losses

For the first half of 2024, the provision for credit losses on loans was $1.1 million and the provision for unfunded commitments was a reversal of $52 thousand, resulting in a total provision for credit loss expense of $998 thousand. The loan provision expense was due primarily to growth in the loan portfolio as the historical credit loss rate and the qualitative loss factor have not materially changed.

For the first half of 2023, the provision for credit losses on loans was $991 thousand and the provision for unfunded commitments was $70 thousand, resulting in a total provision for credit loss expense of $1.1 million.

The ACL ratio for loans was 1.29% at June 30, 2024 compared to 1.28% at December 31, 2023. The ACL for unfunded commitments was $2.0 million at June 30, 2024 and December 31, 2023. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2024, noninterest income increased $1.8 million from the same period in 2023. Wealth Management fees increased, primarily due to growth in assets under management. Gains on sales of loans, other service charges (increases in ATM fees) and debit card income increased but were partially offset by a decrease in loan fees from commercial service charges. There were no debt securities sales in 2024 compared to a loss of $1.1 million from sales in 2023.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$4,269	$3,793	$476	12.5
Loan service charges	387	422	(35)	(8.3)
Gain on sale of loans	174	118	56	47.5
Deposit service charges and fees	1,185	1,199	(14)	(1.2)
Other service charges and fees	1,010	862	148	17.2
Debit card income	1,106	1,050	56	5.3
Increase in cash surrender value of life insurance	224	220	4	1.8
Net losses on sales of debt securities	—	(1,119)	1,119	(100.0)
Change in fair value of equity securities	(75)	(32)	(43)	134.4
Other	258	241	17	7.1
Total noninterest income	$8,538	$6,754	$1,784	26.4

Noninterest Expense

Noninterest expense for the first half of 2024 increased $3.0 million compared to the same period in 2023. Salaries and benefits increased $1.9 million primarily in salaries due to a highly competitive labor market and health insurance costs. Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet. Other expenses increased partially from the amortization of investments in solar tax credits and entertainment tax credits, partially offset with a decrease in Pennsylvania bank shares tax expense.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2024	2023	Amount	%
Salaries and employee benefits	$16,132	$14,220	$1,912	13.4
Net occupancy	2,331	2,222	109	4.9
Marketing and advertising	1,137	1,069	68	6.4
Legal and professional	1,030	1,005	25	2.5
Data processing	2,882	2,178	704	32.3
Pennsylvania bank shares tax	244	397	(153)	(38.5)
FDIC insurance	730	380	350	92.1
ATM/debit card processing	662	601	61	10.1
Telecommunications	220	197	23	11.7
Nonservice pension	(36)	(59)	23	(39.0)
Lease termination	—	495	(495)	(100.0)
Other	2,310	1,962	348	17.7
Total noninterest expense	$27,642	$24,667	$2,975	12.1

Provision for Income Taxes

For the first half of 2024, the Corporation recorded a Federal income tax expense of $1.3 million compared to $790 thousand for the same quarter in 2023. The effective tax rate for the first half of 2024 was 16.6% compared to 11.2% for the same period in 2023. The 2023 rate reflects the benefit of $280 thousand in tax credits recorded in the first quarter of 2023. Without the tax credits, the 2023 rate would have been 15.2%. The federal statutory tax rate is 21% for 2024 and 2023.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $179.7 million at June 30, 2024, an increase of $156.6 million from the prior year-end balance of $23.1 million, as a result of the $200.0 million FHLB advance that has not yet been fully invested. Short-term interest-earning deposits are held primarily at the Federal Reserve ($158.7 million).

Investment Securities:

AFS Securities: At June 30, 2024, the AFS securities portfolio had an amortized cost of $503.8 million, a decrease of $18.1 million from the prior year-end, and had a fair value of $454.5 million, a decrease of $18.0 million from the prior year-end. During the first half of 2024, the portfolio returned $24.5 million of principal while $8.0 million was reinvested into the portfolio. The Bank did not sell any of its holdings during 2024. The AFS portfolio had a net unrealized loss of $49.3 million at June 30, 2024 compared to a net unrealized loss of $49.4 million at the prior year-end. The AFS portfolio averaged $466.7 million with a tax-equivalized yield of 3.82% for the three months ended June 30, 2024. This compares to an average of $454.4 million and a tax-equivalized yield of 3.29% for the same period in 2023.

The AFS portfolio holdings are classified by type of security issuer. U.S. Treasury and Agency mortgage & asset-backed securities are direct obligations of the U.S. Treasury or are issued by a U.S. Government Agency or a government sponsored entity and securitized by pools of residential mortgages and other loan assets. Municipal securities are issued by state and local government entities and consist of taxable and tax-exempt securities. Many municipal securities have credit enhancements in the form of private bond insurance or other credit support. Corporate securities are mostly subordinated notes issued by community banks with the remainder consisting of five trust preferred securities. Non-Agency mortgage & asset-backed securities are issued by private entities and securitized by residential and commercial mortgages as well as other loan assets. Many of these securities benefit from credit enhancements in the form of subordinated tranches and overcollateralization.

At December 31, 2023, the Bank held four Build America Bonds within the municipal portfolio with an amortized cost of $4.6 million.  These bonds were purchased at a premium and included a call provision under an extraordinary redemption clause.  This call provision was exercised on two bonds during the first half of 2024 resulting in accelerated amortization of $261 thousand.  The Bank expects the remaining bonds to be called under this extraordinary redemption clause and if this occurs the remaining premium to amortize as of June 30, 2024 is $319 thousand.

Restricted Stock at Cost: The Bank held $10.4 million of restricted stock at June 30, 2024. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $18.5 million over year-end 2023, primarily in consumer first lien loans. For the first six months of 2024, the Bank originated $51.6 million in mortgages compared to $35.0 million for the same period in 2023, including $13.3 million for sale through the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($15.8 million), while loans for individuals to construct personal residences totaled $11.5 million at June 30, 2024. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $743.6 million from $703.8 million at the end of 2023. Included in commercial real estate are approximately $563 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	June 30, 2024	% of CRE
Apartment buildings	$134,840	18%
Hotels & motels	92,219	12%
Office buildings	90,341	12%
Shopping centers	76,832	10%
Development land	65,508	9%

Also included in CRE are real estate construction loans totaling $154.7 million. At June 30, 2024, the Bank had $55.3 million in real estate construction loans funded with an interest reserve and capitalized $1.4 million of interest in the first six months of 2024 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $974 thousand to $243.6 million at June 30, 2024, compared to $242.7 million at the end of 2023. At June 30, 2024, the Bank had approximately $111.3 million in tax-free loans.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	June 30, 2024	% of Commercial
Public administration	$45,518	19%
Utilities	41,156	17%
Real estate, rental & leasing	24,592	10%
Retail trade	19,452	8%
Manufacturing	17,209	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2024, the outstanding commercial participations were $104.7 million, or 9.8%, of commercial purpose loans and 7.9% of total gross loans compared to $97.8 million at December 31, 2023, or 9.5%, of commercial purpose loans and 7.8% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $133.9 million, compared to $135.4 million at December 31, 2023. The commercial loan participations are comprised of $30.2 million of Commercial loans and $74.5 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $7.4 million at June 30, 2024, compared to $6.8 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$159,806	$142,017	$17,789	12.5
Commercial first lien	61,032	63,271	(2,239)	(3.5)
Total first liens	220,838	205,288	15,550	7.6

Consumer junior liens and lines of credit	70,256	68,752	1,504	2.2
Commercial junior liens and lines of credit	5,296	3,809	1,487	39.0
Total junior liens and lines of credit	75,552	72,561	2,991	4.1
Total residential real estate 1-4 family	296,390	277,849	18,541	6.7

Residential real estate - construction
Consumer	15,804	13,837	1,967	14.2
Commercial	11,466	12,063	(597)	(4.9)
Total residential real estate construction	27,270	25,900	1,370	5.3

Commercial real estate	743,642	703,767	39,875	5.7
Commercial	243,628	242,654	974	0.4
Total commercial	987,270	946,421	40,849	4.3

Consumer	7,390	6,815	575	8.4
	1,318,320	1,256,985	61,335	4.9
Less: Allowance for credit losses	(17,018)	(16,052)	(966)	6.0
Net Loans	$1,301,302	$1,240,933	$60,369	4.9

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at June 30, 2024 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $27.9 million at June 30, 2024 compared to $17.2 million at December 31, 2023. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $723 thousand of nonaccrual loans as of June 30, 2024 and $147 thousand as of December 31, 2023. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2024, the Bank had loans of $9.3 million (0.7% of gross loans) that exceeded the supervisory limit, compared to 1.1% at year-end 2023.

Loan quality, as measured by nonaccrual loans, totaled $723 thousand at June 30, 2024 compared to $147 thousand at December 31, 2023 and the nonperforming loan to gross loans ratio was 0.04% at June 30, 2024 compared to 0.01% at December 31, 2023. Loans past due 90-days or more, but still accruing, totaled $165 thousand at June 30, 2024.

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

As of June 30, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At June 30, 2024, approximately 68% of the ACL for Loans was from the qualitative component, unchanged from year-end 2023.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2024
Loans at June 30, 2024	$220,838	$75,552	$27,270	$743,642	$243,628	$7,390	$1,318,320
Average Loans through June 30, 2024	210,823	73,269	27,716	723,713	242,388	6,873	1,284,782
Nonaccrual Loans at June 30, 2024	—	—	—	407	316	—	723
Allowance for Credit Loss at June 30, 2024	1,384	429	318	11,423	3,364	100	17,018
YTD Net (Charge-offs)/Recoveries at June 30, 2024	—	—	7	(2)	(69)	(20)	(84)

Loans/Total Gross Loans at June 30, 2024	17%	6%	2%	56%	18%	1%	100%
Nonaccrual Loans/Total Gross Loans at June 30, 2024	0.00%	0.00%	0.00%	0.05%	0.13%	0.00%	0.05%
Allowance for Credit Loss/Gross Loans at June 30, 2024	0.63%	0.57%	1.17%	1.54%	1.38%	1.35%	1.29%
Net (Charge-offs) Recoveries/Average Loans at June 30, 2024*	0.00%	0.00%	0.03%	0.00%	-0.03%	-0.29%	-0.01%
Allowance for Credit Loss/Nonaccrual Loans at June 30, 2024							2353.80%

2023
Loans at December 31, 2023	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$1,256,985
Average Loans for 2023	173,986	72,623	21,124	626,817	243,045	6,285	1,143,880
Nonaccrual Loans at December 31, 2023	—	—	—	—	147	—	147
Allowance for Credit Losses at December 31, 2023	1,296	419	296	10,657	3,290	94	16,052
Net Recoveries/(Charge-offs) for 2023	2	—	49	1	(193)	(35)	(176)

Loans/Total Gross Loans at December 31, 2023	16%	6%	2%	56%	19%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2023	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	0.01%
Allowance for Credit Loss/Gross Loans at December 31, 2023	0.63%	0.58%	1.14%	1.51%	1.36%	1.38%	1.28%
Net Recoveries(Charge-offs)/Average Loans for 2023	0.00%	0.00%	0.23%	0.00%	-0.08%	-0.56%	-0.02%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2023							10919.73%

*Annualized

Deposits:

Total deposits increased $48.5 million during the first half of 2024 to $1.586 billion. Interest-bearing checking decreased by $53.3 million primarily in municipal deposits and savings decreased by $4.2 million, while the Bank’s Money Management increased $44.9 million. Time deposits increased $51.2 million as customers shifted to higher rate products. The Bank has $22.0 million of brokered CDs at June 30, 2024.

As of June 30, 2024, the Bank had deposits of $222.8 million placed in the IntraFi Network deposit program ($101.1 million in interest-bearing checking and $129.6 million in money management) and $19.4 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2024, the Bank’s reciprocal deposits were 13.3% of total liabilities compared to 14.3% at year-end 2023.

The Bank estimates that approximately 90% of its deposits are FDIC insured or collateralized as of June 30, 2024.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest-bearing checking	$282,964	$273,050	$9,914	3.6

Interest-bearing checking	401,174	454,517	(53,343)	(11.7)
Money management	616,928	572,058	44,870	7.8
Savings	101,712	105,907	(4,195)	(4.0)
Total interest-bearing checking and savings	1,119,814	1,132,482	(12,668)	(1.1)

Time deposits	183,680	132,446	51,234	38.7
Total deposits	$1,586,458	$1,537,978	$48,480	3.2

Overdrawn deposit accounts reclassified as loans	$660	$160

Borrowings:

At June 30, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025. At June 30, 2024, the fair value of debt securities pledged for the BTFP was $44.1 million.

At June 30, 2024, the Bank had $240.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $40.0 million in short-term borrowings with a blended rate of 5.80%, due during the third quarter of 2024, and $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

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

Shareholders’ Equity:

Total shareholders’ equity increased $4.7 million to $136.8 million as of June 30, 2024 from December 31, 2023. Retained earnings increased $3.6 million in 2024 and accumulated other comprehensive income/(loss) (AOCI) remained essentially unchanged since year-end 2023. The increase in retained earnings was from net income of $6.4 million partially offset by cash dividends of $2.8 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $644 thousand in new capital from optional cash contributions and $511 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 43.88% for the first half of 2024 compared to 44.77% for the same period in 2023.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the second quarter of 2024, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the second quarter of 2023. On July 11, 2024, the Board of Directors declared a $0.32 per share regular quarterly dividend for the third quarter of 2024, which will be paid on August 28, 2024.

In December 2023, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first six months of 2024, the Corporation repurchased 14,684 shares for $440 thousand.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2024 was 5.52% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.01%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.27%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.01%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.27%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.66%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.52%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.38%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.56%	9.44%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($168.0 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at June 30, 2024.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$538,487	$240,000	$298,487
Federal Reserve Bank Discount Window	54,048	—	54,048
Correspondent Banks	76,000	—	76,000
Total	$668,535	$240,000	$428,535

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

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$320,735	$325,982
Consumer commitments to extend credit (secured)	126,387	112,157
Consumer commitments to extend credit (unsecured)	6,366	5,964
	$453,488	$444,103
Standby letters of credit	$21,538	$19,851

ACL - Unfunded Commitments (1)	$1,970	$2,022
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2024. For more information on market risk refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and six months ended June 30, 2024. For more information, refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
April 2024	—	$—	$—	150,000
May 2024	2,555	$26.55	67,843	147,445
June 2024	12,129	$27.41	332,486	135,316
	14,684		$400,329

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

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

Franklin Financial Services Corporation

August 9, 2024	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

August 9, 2024	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)