Form 10-Q
period 2024-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2024-11-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 4,415,707 outstanding shares of the Registrant’s common stock as of October 31, 2024.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$26,278	$19,505
Short-term interest-earning deposits in other banks	210,039	3,635
Total cash and cash equivalents	236,317	23,140
Long-term interest-earning deposits in other banks	1,749	6,229
Debt securities available for sale, at fair value	466,485	472,503
Equity securities	655	427
Restricted stock	9,175	2,375
Loans held for sale	2,725	213
Loans	1,365,893	1,256,985
Allowance for credit losses	(17,507)	(16,052)
Net Loans	1,348,386	1,240,933
Premises and equipment, net	29,162	28,543
Right of use asset	4,251	4,680
Bank owned life insurance	22,618	22,758
Goodwill	9,016	9,016
Deferred tax asset, net	9,135	11,801
Other assets	11,689	13,421
Total assets	$2,151,363	$1,836,039

Liabilities
Deposits
Noninterest-bearing checking	$303,207	$273,050
Money management, savings, and interest checking	1,177,009	1,132,482
Time	243,275	132,446
Total deposits	1,723,491	1,537,978
Federal Reserve Bank borrowings	40,000	90,000
FHLB advances	200,000	40,000
Subordinate notes	19,691	19,661
Lease liability	4,403	4,816
Other liabilities	13,850	11,448
Total liabilities	2,001,435	1,703,903

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,418,753 shares outstanding at September 30, 2024 and
4,710,972 shares issued and 4,371,231 shares outstanding at December 31, 2023	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,697	43,646
Retained earnings	140,388	133,993
Accumulated other comprehensive loss	(30,885)	(40,940)
Treasury stock, 292,219 shares at September 30, 2024 and 339,741 shares at
December 31, 2023, at cost	(7,983)	(9,274)
Total shareholders' equity	149,928	132,136
Total liabilities and shareholders' equity	$2,151,363	$1,836,039

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$19,082	$15,308	$54,363	$41,712
Interest and dividends on investments:
Taxable interest	4,011	3,838	11,825	10,615
Tax exempt interest	273	277	822	956
Dividend income	227	11	477	30
Interest-earning deposits in other banks	2,460	720	7,107	1,934
Total interest income	26,053	20,154	74,594	55,247
Interest expense
Deposits	8,127	5,127	21,649	12,934
FHLB overnight borrowings and advances	2,525	789	7,813	1,518
Federal Reserve Bank borrowings	485	267	1,925	267
Subordinate notes	264	264	789	790
Total interest expense	11,401	6,447	32,176	15,509
Net interest income	14,652	13,707	42,418	39,738
Provision for credit losses - loans	474	866	1,524	1,857
Provision for (reversal of) credit losses - unfunded commitments	11	9	(41)	79
Total provision for credit losses	485	875	1,483	1,936
Net interest income after credit loss expense	14,167	12,832	40,935	37,802
Noninterest income
Wealth management fees	2,097	1,783	6,366	5,576
Loan service charges	303	235	690	658
Gain on sale of loans	193	33	367	150
Deposit service charges and fees	628	649	1,814	1,848
Other service charges and fees	532	472	1,542	1,334
Debit card income	597	568	1,703	1,618
Increase in cash surrender value of life insurance	116	114	340	333
Net losses on sales of debt securities	—	—	—	(1,119)
Change in fair value of equity securities	303	7	228	(25)
Other	84	152	342	393
Total noninterest income	4,853	4,013	13,392	10,766
Noninterest Expense
Salaries and employee benefits	8,081	6,982	24,213	21,202
Net occupancy	1,150	1,093	3,480	3,315
Marketing and advertising	428	531	1,565	1,600
Legal and professional	490	588	1,521	1,593
Data processing	1,439	1,300	4,321	3,478
Pennsylvania bank shares tax	119	174	363	571
FDIC Insurance	550	230	1,280	610
ATM/debit card processing	307	320	969	920
Telecommunications	110	103	329	300
Nonservice pension	(7)	(29)	(43)	(88)
Lease termination	—	—	—	495
Other	1,250	906	3,563	2,868
Total noninterest expense	13,917	12,198	41,561	36,864
Income before federal income taxes	5,103	4,647	12,766	11,704
Federal income tax expense	885	788	2,154	1,577
Net income	$4,218	$3,859	$10,612	$10,127
Per share
Basic earnings per share	$0.96	$0.89	$2.41	$2.31
Diluted earnings per share	$0.95	$0.88	$2.41	$2.31

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2024	2023	2024	2023
Net Income	$4,218	$3,859	$10,612	$10,127

Debt Securities:
Unrealized gains (losses) arising during the period	12,654	(9,966)	12,728	(6,874)
Reclassification adjustment for losses included in net income (1)	—	—	—	1,119
Net unrealized (losses) gains	12,654	(9,966)	12,728	(5,755)
Tax effect	(2,658)	2,093	(2,673)	1,208
Net of tax amount	9,996	(7,873)	10,055	(4,547)

Total other comprehensive gain (loss)	9,996	(7,873)	10,055	(4,547)

Total Comprehensive Income (Loss)	$14,214	$(4,014)	$20,667	$5,580

(1) Reclassified to net losses on sales of debt securities

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2024 and 2023

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809
Net income		—	—	4,218	—	—	4,218
Other comprehensive gain		—	—	—	9,996	—	9,996
Cash dividends declared, $0.32 per share		—	—	(1,411)	—	—	(1,411)
Acquisition of treasury stock	(5,395)	—	—	—	—	(155)	(155)
Treasury shares issued under dividend reinvestment plan	9,612	—	30	—	—	262	292
Stock Compensation Plans:
Treasury shares issued	2,162	—	(49)	—	—	59	10
Compensation expense		—	169	—	—	—	169
Balance at September 30, 2024	4,418,753	$4,711	$43,697	$140,388	$(30,885)	$(7,983)	$149,928

Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	10,612	—	—	10,612
Other comprehensive gain		—	—	—	10,055	—	10,055
Cash dividends declared, $0.96 per share		—	—	(4,217)	—	—	(4,217)
Acquisition of treasury stock	(21,597)	—	—	—	—	(596)	(596)
Treasury shares issued under dividend reinvestment plan	53,155	—	(3)	—	—	1,451	1,448
Stock Compensation Plans:
Treasury shares issued	15,964	—	(411)	—	—	436	25
Compensation expense		—	465	—	—	—	465
Balance at September 30, 2024	4,418,753	$4,711	$43,697	$140,388	$(30,885)	$(7,983)	$149,928

Balance at July 1, 2023	4,349,988	$4,711	$43,422	$129,452	$(47,961)	$(9,854)	$119,770
Net income		—	—	3,859	—	—	3,859
Other comprehensive income		—	—	—	(7,873)	—	(7,873)
Cash dividends declared, $0.32 per share		—	—	(1,392)	—	—	(1,392)
Treasury shares issued under dividend reinvestment plan	9,613	—	13	—	—	263	276
Stock Compensation Plans:
Treasury shares issued	1,910	—	(36)	—	—	52	16
Compensation expense		—	113	—	—	—	113
Balance at September 30, 2023	4,361,511	$4,711	$43,512	$131,919	$(55,834)	$(9,539)	$114,769

Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Net income		—	—	10,127	—	—	10,127
Other comprehensive income		—	—	—	(4,547)	—	(4,547)
Cash dividends declared, $0.96 per share		—	—	(4,198)	—	—	(4,198)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	38,292	—	45	—	—	1,042	1,087
Stock Compensation Plans:
Treasury shares issued	17,236	—	(434)	—	—	467	33
Compensation expense		—	366	—	—	—	366
Balance at September 30, 2023	4,361,511	$4,711	$43,512	$131,919	$(55,834)	$(9,539)	$114,769

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$10,612	$10,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,567	1,506
Net amortization of loans and investment securities	2,467	1,891
Amortization of subordinate debt issuance costs	30	30
Provision for credit losses	1,483	1,936
Change in fair value of equity securities	(228)	25
Realized losses on sales of debt securities	—	1,119
Loans originated for sale	(28,344)	(10,686)
Proceeds from sale of loans	26,199	10,327
Gain on sale of loans held for sale	(367)	(150)
Increase in cash surrender value of life insurance	(340)	(333)
Gain from claims on life insurance policies	(78)	—
Change in fair value of derivative	(1)	(3)
Stock based compensation	465	366
Decrease in other assets	2,650	1,563
Increase in other liabilities	1,420	2,924
Net cash provided by operating activities	17,535	20,642
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	4,480	6,247
Proceeds from sales and calls of investment securities available for sale	—	40,117
Proceeds from maturities and pay-downs of securities available for sale	36,163	24,779
Purchase of investment securities available for sale	(19,616)	(45,419)
Increase in restricted stock	(6,800)	(1,650)
Net increase in loans	(109,132)	(155,677)
Proceeds from surrender of life insurance policies	558	—
Capital expenditures	(2,184)	(479)
Net cash used in investing activities	(96,531)	(132,082)
Cash flows from financing activities
Net increase (decrease) in demand deposits, interest-bearing checking, and savings accounts	74,684	(36,950)
Net increase in time deposits	110,829	52,916
Increase in long-term borrowings (FHLB & FRB)	200,000	110,000
Decrease in long-term borrowings (FHLB & FRB)	(90,000)	—
Dividends paid	(4,217)	(4,198)
Purchase of Treasury shares	(596)	(2,394)
Cash received from option exercises	25	33
Treasury shares issued under dividend reinvestment plan	1,448	1,087
Net cash provided by financing activities	292,173	120,494
Increase in cash and cash equivalents	213,177	9,054
Cash and cash equivalents at the beginning of the period	23,140	64,899
Cash and cash equivalents at the end of the period	$236,317	$73,953
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$30,535	$12,865
Income taxes	1,133	1,338
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	20	—
Noncash extinguishment of lease liability	—	537
Noncash decrease in right-of-use asset	—	507

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2024, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2023 Annual Report on Form 10-K. The consolidated results of operations for the three and nine month period ended September 30, 2024 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2024	2023	2024	2023
Weighted average shares outstanding (basic)	4,412	4,355	4,398	4,377
Impact of common stock equivalents	11	14	9	14
Weighted average shares outstanding (diluted)	4,423	4,369	4,407	4,391
Anti-dilutive options excluded from calculation	—	49	—	49
Net income	$4,218	$3,859	$10,612	$10,127
Basic earnings per share	$0.96	$0.89	$2.41	$2.31
Diluted earnings per share	$0.95	$0.88	$2.41	$2.31

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity are as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023

Net unrealized losses on debt securities	$(36,688)	$(49,416)
Tax effect	7,704	10,377
Net of tax amount	$(28,984)	$(39,039)

Accumulated pension adjustment	$(2,406)	$(2,406)
Tax effect	505	505
Net of tax amount	$(1,901)	$(1,901)

Total accumulated other comprehensive loss	$(30,885)	$(40,940)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2024	cost	gains	losses	Value
U.S. Treasury	$82,959	$—	$(7,271)	$75,688
Municipal	158,133	—	(18,411)	139,722
Corporate	26,351	1	(2,031)	24,321
Agency mortgage & asset-backed	127,867	147	(7,312)	120,702
Non-Agency mortgage & asset-backed	107,863	516	(2,327)	106,052
Total	$503,173	$664	$(37,352)	$466,485

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2023	cost	gains	losses	value
U.S. Treasury	$83,494	$—	$(9,403)	$74,091
Municipal	161,339	—	(22,721)	138,618
Corporate	26,336	—	(3,138)	23,198
Agency mortgage & asset-backed	142,565	90	(10,064)	132,591
Non-Agency mortgage & asset-backed	108,185	48	(4,228)	104,005
Total	$521,919	$138	$(49,554)	$472,503

At September 30, 2024 and December 31, 2023, the fair value of debt securities pledged to secure public funds, trust deposits and FHLB loan commitments totaled $233.8 million and $207.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	84,976	78,189
Due after five years through ten years	79,998	72,194
Due after ten years	102,469	89,348
	267,443	239,731
Mortgage & asset-backed	235,730	226,754
	$503,173	$466,485

The composition of the net realized gains (losses) on debt securities for the three and nine months ended are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds	$—	$—	$—	$40,117
Gross gains realized	$—	$—	$—	$12
Gross losses realized	—	—	—	(1,131)
Net (losses) gains realized	$—	$—	$—	$(1,119)

Tax benefit (provision) on net (losses) gains realized	$—	$—	$—	$235

Credit Impairment:

The debt securities portfolio contained 534 securities, having a fair value of $430.9 million, with $37.4 million in gross unrealized losses at September 30, 2024, an improvement of $12.2 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at September 30, 2024, was determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$75,688	$(7,271)	28	$75,688	$(7,271)	28
Municipal	—	—	—	139,722	(18,411)	166	139,722	(18,411)	166
Corporate	—	—	—	23,335	(2,031)	50	23,335	(2,031)	50
Agency mortgage & asset-backed	1,562	(2)	4	107,560	(7,310)	223	109,122	(7,312)	227
Non-Agency mortgage & asset-backed	10,508	(41)	5	72,532	(2,286)	58	83,040	(2,327)	63
Total temporarily impaired	$12,070	$(43)	9	$418,837	$(37,309)	525	$430,907	$(37,352)	534

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,091	$(9,403)	28	$74,091	$(9,403)	28
Municipal	—	—	—	138,618	(22,721)	168	138,618	(22,721)	168
Corporate	1,483	(167)	5	21,715	(2,971)	46	23,198	(3,138)	51
Agency mortgage & asset-backed	6,227	(186)	19	118,053	(9,878)	223	124,280	(10,064)	242
Non-Agency mortgage & asset-backed	47,928	(560)	19	50,071	(3,668)	56	97,999	(4,228)	75
Total temporarily impaired	$55,638	$(913)	43	$402,548	$(48,641)	521	$458,186	$(49,554)	564

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At September 30, 2024 and December 31, 2023, this investment was reported at fair value of $655 thousand and $427 thousand, respectively, with changes in value reported through income.

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

A summary of loans outstanding, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Residential Real Estate 1-4 Family
Consumer first liens	$174,742	$142,017
Commercial first lien	60,285	63,271
Total first liens	235,027	205,288

Consumer junior liens and lines of credit	75,358	68,752
Commercial junior liens and lines of credit	5,375	3,809
Total junior liens and lines of credit	80,733	72,561
Total residential real estate 1-4 family	315,760	277,849

Residential real estate - construction
Consumer	16,152	13,837
Commercial	12,346	12,063
Total residential real estate construction	28,498	25,900

Commercial real estate	772,625	703,767
Commercial	241,628	242,654
Total commercial	1,014,253	946,421

Consumer	7,382	6,815
	1,365,893	1,256,985
Less: Allowance for credit losses	(17,507)	(16,052)
Net Loans	$1,348,386	$1,240,933

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,854	$1,615

Loans pledged as collateral for borrowings and commitments from:
FHLB	$765,970	$699,527
Federal Reserve Bank	108,627	83,482
	$874,597	$783,009

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at September 30, 2024 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$4,234	$9,675	$8,184	$10,482	$8,625	$21,049	$3,411	$—	$65,660
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,234	9,675	8,184	10,482	8,625	21,049	3,411	—	65,660
Consumer:
Performing	30,731	64,035	31,664	14,565	9,198	28,896	52,232	18,741	250,062
Nonperforming	—	—	—	—	—	—	38	—	38
Total Consumer	30,731	64,035	31,664	14,565	9,198	28,896	52,270	18,741	250,100
Total	$34,965	$73,710	$39,848	$25,047	$17,823	$49,945	$55,681	$18,741	$315,760
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,766	$5,034	$403	$963	$171	$1,009	$—	$—	$12,346
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,766	5,034	403	963	171	1,009	—	—	12,346
Consumer:
Performing	11,734	4,418	—	—	—	—	—	—	16,152
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	11,734	4,418	—	—	—	—	—	—	16,152
Total	$16,500	$9,452	$403	$963	$171	$1,009	$—	$—	$28,498
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$59,106	$214,677	106,382	94,819	$33,483	$227,850	$13,773	$—	$750,090
OAEM (6)	—	2,913	2,052	1,717	6,671	1,061	94	—	14,508
Substandard (7)	—	5,929	—	—	—	2,048	50	—	8,027
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$59,106	$223,519	$108,434	$96,536	$40,154	$230,959	$13,917	$—	$772,625
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$11,914	$28,812	$28,968	$40,361	$19,004	$62,461	$47,542	$—	$239,062
OAEM (6)	—	11	434	1,543	12	—	250	—	2,250
Substandard (7)	—	—	208	—	—	—	108	—	316
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$11,914	$28,823	$29,610	$41,904	$19,016	$62,461	$47,900	$—	$241,628
Current period gross charge-offs	$(10)	$—	$(79)	$—	$—	$—	$(62)	$—	$(151)

Consumer:
Performing	1,710	1,311	450	1,754	54	34	2,064	—	7,377
Nonperforming	—	—	—	2	—	—	3	—	5
Total	$1,710	$1,311	$450	$1,756	$54	$34	$2,067	$—	$7,382
Current period gross charge-offs	$(35)	$—	$(2)	$(2)	$(6)	$(2)	$(24)	$—	$(71)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$9,867	$9,088	$11,038	$9,691	$2,433	$22,906	$2,057	$—	$67,080
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	9,867	9,088	11,038	9,691	2,433	22,906	2,057	—	67,080
Consumer:
Performing	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Total	$62,995	$43,224	$26,663	$19,936	$7,655	$51,329	$46,025	$20,022	$277,849
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$6,845	$2,209	$1,289	$214	$—	$1,506	$—	$—	$12,063
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,845	2,209	1,289	214	—	1,506	—	—	12,063
Consumer:
Performing	13,837	—	—	—	—	—	—	—	13,837
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,837	—	—	—	—	—	—	—	13,837
Total	$20,682	$2,209	$1,289	$214	$—	$1,506	$—	$—	$25,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$180,052	$110,886	$98,540	$34,307	$38,603	$214,179	$10,567	$—	$687,134
OAEM (6)	2,955	1,350	1,000	6,823	—	2,182	139	—	14,449
Substandard (7)	—	—	—	—	—	2,134	50	—	2,184
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$183,007	$112,236	$99,540	$41,130	$38,603	$218,495	$10,756	$—	$703,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$34,851	$33,983	$45,754	$22,847	$3,579	$64,542	$36,508	$—	$242,064
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	317	—	—	—	—	273	—	590
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$34,851	$34,300	$45,754	$22,847	$3,579	$64,542	$36,781	$—	$242,654
Current period gross charge-offs	$(125)	$—	$(130)	$—	$—	$—	$(50)	$—	$(305)

Consumer:
Performing	1,863	669	1,985	148	80	5	2,060	—	6,810
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,863	$669	$1,985	$148	$80	$5	$2,065	$—	$6,815
Current period gross charge-offs	$(63)	$—	$(10)	$(2)	$(6)	$—	$(36)	$—	$(117)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2024:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
September 30, 2024
Residential Real Estate 1-4 Family
First liens	$—	$—	$38	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	38	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial	—	308	—	147	—	—
Consumer	—	—	5	—	—	5
Total	$—	$308	$43	$147	$—	$5

At September 30, 2024 the Corporation had one commercial loan relationship for $308 thousand of commercial loans that was considered to be collateral dependent. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty, and the repayment is expected to be provided substantially through the operation or sale of collateral. This loan is secured by business assets and the Bank has established a specific reserve of $205 thousand for this loan. No loans were considered collateral dependent at December 31, 2023.

At September 30, 2024 and December 31, 2023, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
September 30, 2024
Residential Real Estate 1-4 Family
First liens	$180	$484	$38	$702	$234,325	$235,027
Junior liens and lines of credit	237	189	—	426	80,307	80,733
Total	417	673	38	1,128	314,632	315,760
Residential real estate - construction	—	—	—	—	28,498	28,498
Commercial real estate	220	266	—	486	772,139	772,625
Commercial	122	—	308	430	241,198	241,628
Consumer	22	6	5	33	7,349	7,382
Total	$781	$945	$351	$2,077	$1,363,816	$1,365,893

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2023
Residential Real Estate 1-4 Family
First liens	$62	$394	$—	$456	$204,832	$205,288
Junior liens and lines of credit	239	228	—	467	72,094	72,561
Total	301	622	—	923	276,926	277,849
Residential real estate - construction	—	—	—	—	25,900	25,900
Commercial real estate	3,232	—	—	3,232	700,535	703,767
Commercial	542	112	147	801	241,853	242,654
Consumer	21	12	5	38	6,777	6,815
Total	$4,096	$746	$152	$4,994	$1,251,991	$1,256,985

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$—	$17,018
Charge-offs	—	—	—	—	(2)	(25)	—	(27)
Recoveries	—	—	4	3	32	3	—	42
Provision	81	26	9	230	95	33	—	474
ACL at September 30, 2024	$1,465	$455	$331	$11,656	$3,489	$111	$—	$17,507

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052
Charge-offs	—	—	—	(2)	(151)	(71)	—	(224)
Recoveries	—	—	11	3	112	29	—	155
Provision	169	36	24	998	238	59	—	1,524
ACL at September 30, 2024	$1,465	$455	$331	$11,656	$3,489	$111	$—	$17,507

ACL at June 30, 2023	$1,720	$683	$177	$9,083	$2,854	$98	$—	$14,615
Charge-offs	—	—	—	—	(2)	(21)	—	(23)
Recoveries	—	—	4	—	15	51	—	70
Provision	(519)	(265)	61	1,124	503	(38)	—	866
ACL at September 30, 2023	$1,201	$418	$242	$10,207	$3,370	$90	$—	$15,528

ACL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting ASU 2016-13	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(89)	(97)	—	(186)
Recoveries	2	—	46	—	94	76	—	218
Provision	(356)	(309)	(52)	2,130	426	18	—	1,857
ACL at September 30, 2023	$1,201	$418	$242	$10,207	$3,370	$90	$—	$15,528

The ACL as of September 30, 2024 was comprised of $17.3 million pooled reserve and $205 thousand specific reserve.

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

As of September 30, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$192	$191	$581	$619
Short-term lease cost	1	4	3	12
Variable lease cost	31	36	118	110
Total lease cost	$224	$231	$702	$741

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$556	$602

Weighted-average remaining lease term (years)	11.6	11.9
Weighted-average discount rate	3.46%	3.38%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2024, are as follows:

(Dollars in thousands)

2024	$177
2025	681
2026	564
2027	421
2028	393
2029 and beyond	3,205
Undiscounted cash flow	5,441
Imputed Interest	(1,038)
Total lease liability	$4,403

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at September 30, 2024 and December 31, 2023.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	September 30, 2024			December 31, 2023
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Other Contracts	$6,116	Other Liabilities	$1	$6,268	Other Liabilities	$2
Total derivatives not designated as hedging instruments			$1			$2

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives as Hedging Instruments on the Income Statement
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Other Contracts	Other income	$-	$2	$1	$3

As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1 thousand.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$56	$54	$159	$162
Interest cost	193	202	574	605
Expected return on plan assets	(215)	(231)	(647)	(693)
Recognized net actuarial loss	15	—	30	—
Total pension expense	$49	$25	$116	$74

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first nine months of 2024. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Fair Value at September 30, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$655	$—	$—	$655

Available for sale:
U.S. Treasury	75,688	—	—	75,688
Municipal	—	139,722	—	139,722
Corporate	—	24,321	—	24,321
Agency mortgage & asset-backed	—	120,702	—	120,702
Non-Agency mortgage & asset-backed	—	106,052	—	106,052
Total assets	$76,343	$390,797	$—	$467,140

(Dollars in thousands)	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$427	$—	$—	$427

Available for sale:
U.S. Treasury	74,091	—	—	74,091
Municipal	—	138,618	—	138,618
Corporate	—	23,198	—	23,198
Agency mortgage and asset-backed	—	132,591	—	132,591
Non-Agency mortgage and asset-backed	—	104,005	—	104,005
Total assets	$74,518	$398,412	$—	$472,930

The fair value of derivative liabilities measured at fair value was $1 at September 30, 2024, $2 thousand at December 31, 2023 and was considered immaterial.

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 were as follows:

(Dollars in Thousands)	Fair Value at September 30, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Collateral Dependent	$—	$—	$103	$103
Total assets	$—	$—	$103	$103

x

(Dollars in Thousands)	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Collateral Dependent	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at September 30, 2024. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September, 30, 2024.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis. There were no collateral dependent loans at December 31, 2023.

(Dollars in thousands)				Range
September 30, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$103	Appraisal	Appraisal Adjustment on:

			Non-real estate assets	56% - 100% (70%)
			Cost to sell	12%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$236,317	$236,317	$236,317	$—	$—
Long-term interest-earning deposits in other banks	1,749	1,749	1,749	—	—
Loans held for sale	2,725	2,763	—	2,763	—
Net loans	1,348,386	1,333,781	—	—	1,333,781
Accrued interest receivable	7,109	7,109	—	—	7,109

Financial liabilities:
Deposits	$1,723,491	$1,724,477	$—	$1,724,477	$—
Federal Reserve Bank borrowings	40,000	40,002		40,002
FHLB advances	200,000	203,686	—	203,686	—
Subordinate notes	19,691	18,012	—	18,012	—
Accrued interest payable	5,497	5,497	—	5,497	—

	December 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$23,140	$23,140	$23,140	$—	$—
Long-term interest-earning deposits in other banks	6,229	6,229	6,229	—	—
Loans held for sale	213	213	—	213	—
Net loans	1,240,933	1,207,403	—	—	1,207,403
Accrued interest receivable	7,506	7,506	—	—	7,506

Financial liabilities:
Deposits	$1,537,978	$1,537,480	$—	$1,537,480	$—
Federal Reserve Bank Borrowings	90,000	89,783		89,783
FHLB Advances	40,000	40,110		40,110
Subordinate notes	19,661	18,303	—	18,303	—
Accrued interest payable	3,856	3,856	—	3,856	—

Note 12. Deposits

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$303,207	$273,050

Interest-bearing checking	418,837	454,517
Money management	657,656	572,058
Savings	100,516	105,907
Total interest-bearing checking and savings	1,177,009	1,132,482

Time deposits	243,275	132,446
Total deposits	$1,723,491	$1,537,978

Overdrawn deposit accounts reclassified as loans	$109	$160

Time deposits greater than $250,000 at September 30, 2024 and December 31, 2023 were $77.6 million and $44.4 million, respectively.

Note 13. Borrowings

At September 30, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025, compared to $90.0 million at December 31, 2023. At September 30, 2024, the fair value of debt securities pledged for the BTFP was $45.6 million.

At September 30, 2024, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $40.0 million at December 31, 2023. The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

At September 30, 2024, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $309 thousand at September 30, 2024, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2024 was 5.44% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.08%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.19%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.08%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.19%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.73%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.44%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.44%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.52%	9.44%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
Wealth Management Fees	2024	2023	2024	2023

Asset Management Fees	$1,910	$1,660	$5,794	$5,141
Estate Management Fees	143	65	358	218
Commissions	44	58	214	217
Total	$2,097	$1,783	$6,366	$5,576

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$310,859	$325,982
Consumer commitments to extend credit (secured)	129,126	112,157
Consumer commitments to extend credit (unsecured)	6,257	5,964
	$446,242	$444,103
Standby letters of credit	$22,508	$19,851

ACL - Unfunded Commitments (1)	$1,981	$2,022
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2024, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Subsequent Events

On October 9, 2024, Farmers and Merchants Trust Company of Chambersburg (the “Bank”), a wholly-owned subsidiary of Franklin Financial Services Corporation (NASDAQ: FRAF), completed a repositioning of selected investment securities within its portfolio as previously reported on Form 8-K filed by the Corporation on October 18, 2024. The Bank sold approximately $46.7 million in book value of available-for-sale investment securities, consisting of lower yielding U.S. Treasury debt, for an estimated after-tax loss of approximately $3.4 million. Despite the loss, the Bank currently expects to make a profit for the 2024 fiscal year. The investment securities sold had an average book yield of approximately 1.26% with a weighted average remaining life of approximately 3.79 years. Net proceeds of approximately $42.4 million from the sale were used to purchase higher-yielding investment securities that were all classified as available-for-sale. The investment securities purchased consisted of U.S. Agency residential mortgage-backed securities and private label residential mortgage-backed securities. The available-for-sale investment securities purchased had an average book yield of approximately 4.62% with a weighted average remaining life of approximately 7.56 years.

At September 30, 2024 the Bank did not have the intent to sell these securities and did not believe it would be required to sell these securities prior to a recovery of their fair value to amortized cost.

In October 2024, the Bank paid off $40.0 million of BTFP loans prior to the January 2025 maturity date.

Note 18. Reclassification

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2024 and 2023

Forward Looking Statements

Certain statements appearing herein which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements refer to a future period or periods, reflecting management’s current views as to likely future developments, and use words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” or similar terms. Because forward-looking statements involve certain risks, uncertainties and other factors over which the Corporation has no direct control, actual results could differ materially from those contemplated in such statements. These factors include (but are not limited to) the following: general economic conditions, changes in the rates of inflation and the effects of inflation, changes in interest rates, disruption in the financial services industry caused by bank failures and uncertainties involving various banks, changes in the Corporation’s cost of funds, changes in government monetary policy, changes in government regulation and taxation of financial institutions, changes in technology, the intensification of competition within the Corporation’s market area, and other similar factors.

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

There were no changes to the critical accounting policies disclosed in the 2023 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of September 30, 2024. Please refer to Item 7 of the Corporation’s 2023 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three and nine months ended September 30, 2023 are as follows:

•Net income for the third quarter of 2024 was $4.2 million ($0.95 per diluted share) compared to $3.0 million ($0.66 per diluted share) for the second quarter of 2024 (an increase of 39.1%), and $3.9 million ($0.88 per diluted share) for third quarter of 2023 (an increase of 9.3%).

•Net income year-to-date for 2024 was $10.6 million ($2.41 per diluted share) compared to $10.1 million ($2.31 per diluted share) for the same period in 2023, an increase of 4.8%.

•The provision for credit losses was $485 thousand for the third quarter of 2024 compared to $546 thousand for the second quarter of 2024 and $875 thousand for the third quarter of 2023. Year-to-date, the provision expense was $1.5 million compared to $1.9 million for the same period in 2023.

•Total assets were $2.151 billion as of September 30, 2024, up 17.2% from December 31, 2023.

•Total net loans increased $107.5 million (8.7%) to $1.348 billion at September 30, 2024 from $1.241 billion at December 31, 2023.

•Total deposits increased $185.5 million (12.1%) to $1.723 billion at September 30, 2024 from  $1.538 billion at December 31, 2023.

•At September 30, 2024, borrowings from the Federal Home Loan Bank of Pittsburgh were $200.0 million, and $40.0 million from the Federal Reserve Bank.

•Shareholders’ equity increased by $17.8 million, year-to-date, to $149.9 million, and the book value of the Corporation’s common stock increased to $33.93 per share.

•For the year-to-date period, Return on Assets (ROA) was 0.69%, Return on Equity (ROE) was 10.47% and the Net Interest Margin (NIM) was 2.95%, compared to an ROA of 0.78%, ROE of 11.25% and NIM of 3.33% for the same period in 2023.

•On October 17, 2024, the Board of Directors declared a $0.32 per share regular quarterly cash dividend for the fourth quarter of 2024 to be paid on November 27, 2024, to shareholders of record at the close of business on November 1, 2024.

Key performance ratios as of, or for the three months ended September 30, 2024 and 2023 and the year ended December 31, 2023 are listed below:

	September 30,	September 30,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2024	2023	2023

Balance Sheet Highlights
Total assets	$2,151,363	$1,827,910	$1,836,039
Debt securities available for sale	466,485	458,662	472,503
Loans, net	1,348,386	1,191,322	1,240,933
Deposits	1,723,491	1,567,414	1,537,978
Other borrowings	240,000	110,000	130,000
Shareholders' equity	149,928	114,769	132,136

Summary of Operations
Interest income	$74,594	$55,247	$76,762
Interest expense	32,176	15,509	23,125
Net interest income	42,418	39,738	53,637
Provision for credit losses - loans	1,524	1,857	2,589
(Reversal of) provision for credit losses - unfunded commitments	(41)	79	135
Total provision for credit losses	1,483	1,936	2,724
Net interest income after provision for credit losses	40,935	37,802	50,913
Noninterest income	13,392	10,766	14,851
Noninterest expense	41,561	36,864	50,011
Income before income taxes	12,766	11,704	15,753
Federal income tax expense	2,154	1,577	2,155
Net income	$10,612	$10,127	$13,598

Performance Measurements
Return on average assets*	0.69%	0.78%	0.78%
Return on average equity*	10.47%	11.25%	11.39%
Return on average tangible equity (1)*	11.23%	12.13%	12.32%
Efficiency ratio (1)	73.79%	70.24%	70.75%
Net interest margin*	2.95%	3.33%	3.31%

Shareholders' Value (per common share)
Diluted earnings per share	$2.41	$2.31	$3.10
Basic earnings per share	2.41	2.31	3.11
Regular cash dividends declared	0.96	0.96	1.28
Book value	33.93	26.31	30.23
Tangible book value (1)	31.89	24.24	28.17
Market value	30.13	28.50	31.55
Market value/book value ratio	88.80%	108.32%	104.37%
Market value/tangible book value ratio	94.49%	117.55%	112.01%
Price/earnings multiple*	9.39	9.25	10.18
Current quarter dividend yield	4.25%	4.49%	4.06%
Dividend payout ratio year-to-date	39.74%	41.45%	41.15%

Safety and Soundness
Average equity/average assets	6.61%	6.98%	6.82%
Risk-based capital ratio (Total)	14.73%	15.16%	14.45%
Leverage ratio (Tier 1)	8.44%	9.10%	9.01%
Common equity ratio (Tier 1)	12.08%	11.70%	11.82%
Nonperforming loans / gross loans	0.03%	0.02%	0.01%
Nonperforming assets/total assets	0.02%	0.01%	0.01%
Allowance for credit losses as a % of loans	1.28%	1.29%	1.28%
Net loans (charged-off) recovered / average loans*	-0.01%	0.00%	-0.02%

Assets under Management
Trust assets under management (fair value)	$1,176,879	$963,805	$1,094,747
Held at third-party brokers (fair value)	144,168	126,394	135,423

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands, except per share)
	September 30, 2024	September 30, 2023	December 31, 2023
Return on Tangible Equity (non-GAAP)
Net income	$10,612	$10,127	$13,598

Average shareholders' equity	135,051	120,351	119,408
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	126,035	111,335	110,392

Return on average tangible equity (non-GAAP)*	11.23%	12.13%	12.32%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$149,928	$114,769	$132,136
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	140,912	105,753	123,120

Shares outstanding (in thousands)	4,419	4,362	4,371

Tangible book value per share (non-GAAP)	$31.89	$24.24	$28.17

Efficiency Ratio
Noninterest expense	$41,561	$36,864	$50,011

Net interest income	42,418	39,738	53,637
Plus tax equivalent adjustment to net interest income	741	835	1,094
Plus noninterest income, net of securities transactions	13,164	11,910	15,954
Total revenue	56,323	52,483	70,685

Efficiency ratio (Noninterest expense/total revenue)	73.79%	70.24%	70.75%

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

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023:

Tax equivalent net interest income increased $931 thousand to $14.9 million in the third quarter of 2024 compared to $14.0 million for the same period in 2023. Tax equivalent net interest income increased $630 thousand from balance sheet volume changes and $301 thousand from interest rate changes.

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

	For the Three Months Ended September 30,
	2024			2023

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$181,359	$2,460	5.38%	$56,133	$720	5.09%
Investment securities:
Taxable	421,082	4,238	3.99%	406,761	3,849	3.75%
Tax exempt	50,677	335	2.62%	50,474	344	2.70%
Investments	471,759	4,573	3.85%	457,235	4,193	3.64%
Loans:
Residential real estate 1-4 family:
First liens	229,276	3,011	5.21%	179,698	2,059	4.55%
Junior liens and lines of credit	78,306	1,223	6.20%	72,460	1,045	5.72%
Residential real estate - construction	26,782	471	6.98%	19,058	333	6.93%
Commercial real estate	754,442	11,029	5.80%	650,470	8,827	5.38%
Commercial	243,210	3,372	5.50%	244,524	3,102	5.03%
Consumer	7,102	162	9.05%	6,387	137	8.51%
Loans	1,339,118	19,268	5.71%	1,172,597	15,503	5.25%
Total interest-earning assets	1,992,236	$26,301	5.24%	1,685,965	$20,416	4.80%
Other assets	92,968			96,225
Total assets	$2,085,204			$1,782,190

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$406,306	$686	0.67%	$455,299	$501	0.44%
Money Management	645,203	5,137	3.16%	578,408	3,818	2.62%
Savings	100,430	44	0.17%	113,797	44	0.15%
Time	206,949	2,260	4.33%	94,448	764	3.21%
Total interest-bearing deposits	1,358,888	8,127	2.37%	1,241,952	5,127	1.64%

Subordinated notes	19,684	264	5.36%	19,647	264	5.37%
Federal Reserve Bank borrowings	40,000	485	4.81%	70,000	789	4.47%
FHLB advances	221,739	2,525	4.52%	18,261	267	5.82%
Total interest-bearing liabilities	1,640,311	11,401	2.76%	1,349,860	6,447	1.90%
Noninterest-bearing deposits	287,310			297,190
Other liabilities	16,531			14,835
Shareholders' equity	141,052			120,305
Total liabilities and shareholders' equity	$2,085,204			$1,782,190
T/E net interest income/Net interest margin		14,900	2.97%		13,969	3.29%
Tax equivalent adjustment		(248)			(262)
Net interest income		$14,652			$13,707

Net Interest Spread			2.48%			2.90%
Cost of Funds			2.35%			1.55%
Cost of Deposits			1.96%			1.32%

Provision for Credit Losses

For the third quarter of 2024, the provision for credit losses on loans was $474 thousand and the provision for unfunded commitments was $11 thousand, resulting in a total provision for credit loss expense of $485 thousand. The loan provision expense was due primarily to growth in the loan portfolio as the historical credit loss rate and the qualitative loss factor have not materially changed during the third quarter of 2024.

For the third quarter of 2023, the provision for credit losses on loans was $866 thousand and the provision for unfunded commitments was $9 thousand, resulting in a total provision for credit loss expense of $875 thousand.

The ACL ratio for loans was 1.28% at September 30, 2024 and December 31, 2023. The ACL for unfunded commitments was $2.0 million at September 30, 2024 and December 31, 2023. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2024, noninterest income increased $840 thousand from the same period in 2023. Wealth Management fees increased, primarily because of growth in assets under management. Loan service charges, gains on sale of loans, other service charges and debit card income increased but were partially offset by a decrease in deposit fees. The change in fair value of equity securities was due to an increase in the market value of an equity security after a merger announcement.

The following table presents a comparison of noninterest income for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$2,097	$1,783	$314	17.6
Loan service charges	303	235	68	28.9
Gain on sale of loans	193	33	160	484.8
Deposit service charges and fees	628	649	(21)	(3.2)
Other service charges and fees	532	472	60	12.7
Debit card income	597	568	29	5.1
Increase in cash surrender value of life insurance	116	114	2	1.8
Change in fair value of equity securities	303	7	296	4,228.6
Other	84	152	(68)	(44.7)
Total noninterest income	$4,853	$4,013	$840	20.9

Noninterest Expense

Noninterest expense for the third quarter of 2024 increased $1.7 million compared to the same period in 2023. Salaries and benefits increased $1.1 million primarily in salaries due to a highly competitive labor market and wage increases ($481 thousand), and an increase in health insurance costs ($300 thousand). Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet. The increase in other expense is due, in part, to the amortization of solar tax credit investments.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2024	2023	Amount	%
Salaries and benefits	$8,081	$6,982	$1,099	15.7
Net occupancy	1,150	1,093	57	5.2
Marketing and advertising	428	531	(103)	(19.4)
Legal and professional	490	588	(98)	(16.7)
Data processing	1,439	1,300	139	10.7
Pennsylvania bank shares tax	119	174	(55)	(31.6)
FDIC insurance	550	230	320	139.1
ATM/debit card processing	307	320	(13)	(4.1)
Telecommunications	110	103	7	6.8
Nonservice pension	(7)	(29)	22	(75.9)
Other	1,250	906	344	38.0
Total noninterest expense	$13,917	$12,198	$1,719	14.1

Provision for Income Taxes

For the third quarter of 2024, the Corporation recorded a Federal income tax expense of $885 thousand compared to $788 thousand for the same quarter in 2023. The effective tax rate for the third quarter of 2024 was 17.3% compared to 17.0% for the same period in 2023. The federal statutory tax rate is 21% for 2024 and 2023.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

Tax equivalent net interest income increased $2.6 million to $43.2 million in the first nine months of 2024 compared to $40.6 million for the same period in 2023. Tax equivalent net interest income increased $1.5 million from balance sheet volume changes and $1.1 million from interest rate changes.

	For the Nine Months Ended September 30,
	2024			2023

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$175,622	$7,107	5.39%	$54,935	$1,934	4.71%
Investment securities:
Taxable	420,971	12,302	3.89%	404,126	10,645	3.52%
Tax exempt	50,804	1,004	2.63%	56,590	1,184	2.80%
Investments	471,775	13,306	3.76%	460,716	11,829	3.43%
Loans:
Residential real estate 1-4 family:
First liens	217,019	8,259	5.07%	165,206	5,482	4.44%
Junior liens and lines of credit	74,960	3,407	6.05%	72,769	2,976	5.47%
Residential real estate - construction	27,402	1,427	6.94%	20,648	924	5.98%
Commercial real estate	734,031	31,538	5.72%	607,870	23,720	5.22%
Commercial	242,664	9,831	5.40%	240,742	8,828	4.90%
Consumer	6,950	460	8.82%	6,240	389	8.33%
Loans	1,303,026	54,922	5.61%	1,113,475	42,319	5.08%
Total interest-earning assets	1,950,423	$75,335	5.15%	1,629,126	$56,082	4.60%
Other assets	91,503			96,178
Total assets	$2,041,926			$1,725,304

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$413,914	$1,885	0.61%	$457,230	$1,342	0.39%
Money Management	611,532	13,866	3.02%	566,649	9,872	2.33%
Savings	102,515	123	0.16%	120,248	137	0.15%
Time	182,079	5,775	4.23%	80,369	1,583	2.63%
Total interest-bearing deposits	1,310,040	21,649	2.20%	1,224,496	12,934	1.41%

Subordinated notes	19,675	789	5.33%	19,637	790	5.35%
Overnight borrowings	719	31	5.74%	—	—	-
Federal Reserve Bank borrowings	54,781	1,925	4.68%	45,531	1,518	4.46%
FHLB advances	225,839	7,782	4.59%	6,154	267	5.80%
Total interest-bearing liabilities	1,611,054	32,176	2.66%	1,295,818	15,509	1.60%
Noninterest-bearing deposits	279,324			294,542
Other liabilities	16,497			14,593
Shareholders' equity	135,051			120,351
Total liabilities and shareholders' equity	$2,041,926			$1,725,304
T/E net interest income/Net interest margin		43,159	2.95%		40,573	3.33%
Tax equivalent adjustment		(741)			(835)
Net interest income		$42,418			$39,738

Net Interest Spread			2.49%			3.00%
Cost of Funds			2.27%			1.30%
Cost of Deposits			1.81%			1.14%

Provision for Credit Losses

For the first nine months of 2024, the provision for credit losses on loans was $1.5 million and the provision for unfunded commitments was a reversal of $41 thousand, resulting in a total provision for credit loss expense of $1.5 million. The loan provision expense was due primarily to growth in the loan portfolio as the historical credit loss rate and the qualitative loss factor have not materially changed.

For the first nine months of 2023, the provision for credit losses on loans was $1.9 million and the provision for unfunded commitments was $79 thousand, resulting in a total provision for credit loss expense of $1.9 million.

The ACL ratio for loans was 1.28% at September 30, 2024 and December 31, 2023. The ACL for unfunded commitments was $2.0 million at September 30, 2024 and December 31, 2023. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2024, noninterest income increased $2.6 million from the same period in 2023. Wealth Management fees increased, primarily due to growth in assets under management. Gains on sales of loans, other service charges (increases in ATM fees) and debit card income increased but were partially offset by a decrease in deposit fees. There were no debt securities sales in 2024 compared to a loss of $1.1 million from sales in 2023. The change in fair value of equity securities was due to increase in the market value of an equity security after a merger announcement.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$6,366	$5,576	$790	14.2
Loan service charges	690	658	32	4.9
Gain on sale of loans	367	150	217	144.7
Deposit service charges and fees	1,814	1,848	(34)	(1.8)
Other service charges and fees	1,542	1,334	208	15.6
Debit card income	1,703	1,618	85	5.3
Increase in cash surrender value of life insurance	340	333	7	2.1
Net losses on sales of debt securities	—	(1,119)	1,119	(100.0)
Change in fair value of equity securities	228	(25)	253	(1,012.0)
Other	342	393	(51)	(13.0)
Total noninterest income	$13,392	$10,766	$2,626	24.4

Noninterest Expense

Noninterest expense for the first nine months of 2024 increased $4.7 million compared to the same period in 2023. Salaries and benefits increased $3.0 million primarily in salaries due to a highly competitive labor market ($1.5 million) and health insurance costs ($576 thousand). Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet. Other expenses increased partially from the amortization of investments in solar tax credits and entertainment tax credits, partially offset with a decrease in Pennsylvania bank shares tax expense. There was no lease termination expense in 2024, compared to 2023.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2024	2023	Amount	%
Salaries and employee benefits	$24,213	$21,202	$3,011	14.2
Net occupancy	3,480	3,315	165	5.0
Marketing and advertising	1,565	1,600	(35)	(2.2)
Legal and professional	1,521	1,593	(72)	(4.5)
Data processing	4,321	3,478	843	24.2
Pennsylvania bank shares tax	363	571	(208)	(36.4)
FDIC insurance	1,280	610	670	109.8
ATM/debit card processing	969	920	49	5.3
Telecommunications	329	300	29	9.7
Nonservice pension	(43)	(88)	45	(51.1)
Lease termination	—	495	(495)	(100.0)
Other	3,563	2,868	695	24.2
Total noninterest expense	$41,561	$36,864	$4,697	12.7

Provision for Income Taxes

For the first nine months of 2024, the Corporation recorded a Federal income tax expense of $2.2 million compared to $1.6 million for the same quarter in 2023. The effective tax rate for the first nine months of 2024 was 16.9% compared to 13.5% for the same period in 2023. The 2023 rate reflects the benefit of $280 thousand in tax credits recorded in the first quarter of 2023. Without the tax credits, the 2023 rate would have been 15.9%. The federal statutory tax rate is 21% for 2024 and 2023.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $236.3 million at September 30, 2024, an increase of $213.2 million from the prior year-end balance of $23.1 million, as a result of the $200.0 million FHLB advance that has not yet been fully invested during the third quarter of 2024. Short-term interest-earning deposits are held primarily at the Federal Reserve ($209.2 million).

Investment Securities:

AFS Securities: At September 30, 2024, the AFS securities portfolio had an amortized cost of $503.2 million, a decrease of $18.7 million from the prior year-end, and had a fair value of $466.5 million, a decrease of $6.0 million from the prior year-end. During the first nine months of 2024, the portfolio returned $36.2 million of principal while $19.6 million was reinvested into the portfolio. The Bank did not sell any of its holdings in the first nine months of 2024. The AFS portfolio had a net unrealized loss of $36.7 million at September 30, 2024 compared to a net unrealized loss of $49.4 million at the prior year-end. The AFS portfolio averaged $471.8 million with a tax equivalized yield of 3.85% for the three months ended September 30, 2024. This compares to an average of $457.2 million and a tax-equivalized yield of 3.64% for the same period in 2023.

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

At December 31, 2023, the Bank held four Build America Bonds within the municipal portfolio with an amortized cost of $4.6 million.  These bonds were purchased at a premium and included a call provision under an extraordinary redemption clause.  This call provision was exercised on two bonds during the first nine months of 2024 resulting in accelerated amortization of $261 thousand.  If the remaining bonds are called under this extraordinary redemption, the remaining premium to amortize as of September 30, 2024 is $307 thousand.

In October 2024, subsequent to the September 30, 2024 report date, the Bank sold approximately $46.7 million of low yield available-for-sale investment securities, reinvested the proceeds as part of a portfolio restructuring, and recognized an after tax loss of approximately $3.4 million that will be recorded in the fourth quarter of 2024.  The event is more thoroughly described on a Form 8-K previously filed by the Corporation on October 18, 2024 and in the subsequent event footnote.

Restricted Stock at Cost: The Bank held $9.2 million of restricted stock at September 30, 2024. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

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

Total residential real estate loans increased by $37.9 million over year-end 2023, primarily in consumer first lien loans. For the first nine months of 2024, the Bank originated $90.1 million in mortgages compared to $68.0 million for the same period in 2023, including $28.6 million for sale through the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category represents loans to residential real estate developers ($12.3 million), while loans for individuals to construct personal residences totaled $16.2 million at September 30, 2024. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $772.6 million from $703.8 million at the end of 2023. Included in commercial real estate are approximately $583 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	September 30, 2024	% of CRE	December 31, 2023	% of CRE
Apartment buildings	$141,879	18%	$120,180	17%
Hotels & motels	100,519	13%	80,670	11%
Office buildings	92,396	12%	87,137	12%
Shopping centers	76,027	10%	68,478	10%
Development land	63,627	8%	62,439	9%

Also included in CRE are real estate construction loans totaling $175.6 million. At September 30, 2024, the Bank had $73.9 million in real estate construction loans funded with an interest reserve and capitalized $2.4 million of interest in the first nine months of 2024 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $1.0 million to $241.6 million at September 30, 2024, compared to $242.7 million at the end of 2023. At September 30, 2024, the Bank had $108.2 million in tax-free loans.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	September 30, 2024	% of Commercial	December 31, 2023	% of Commercial
Public administration	$44,259	18%	$44,717	18%
Utilities	39,054	16%	41,961	17%
Real estate, rental & leasing	25,118	10%	25,016	10%
Retail trade	19,760	8%	18,589	8%
Manufacturing	17,970	7%	17,254	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At September 30, 2024, the outstanding commercial participations were $108.1 million, or 9.9%, of commercial purpose loans and 7.9% of total gross loans compared to $97.8 million at December 31, 2023, or 9.5%, of commercial purpose loans and 7.8% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $134.7 million, compared to $135.4 million at December 31, 2023. The commercial loan participations are comprised of $31.6 million of Commercial loans and $76.5 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $7.4 million at September 30, 2024, compared to $6.8 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$174,742	$142,017	$32,725	23.0
Commercial first lien	60,285	63,271	(2,986)	(4.7)
Total first liens	235,027	205,288	29,739	14.5

Consumer junior liens and lines of credit	75,358	68,752	6,606	9.6
Commercial junior liens and lines of credit	5,375	3,809	1,566	41.1
Total junior liens and lines of credit	80,733	72,561	8,172	11.3
Total residential real estate 1-4 family	315,760	277,849	37,911	13.6

Residential real estate - construction
Consumer	16,152	13,837	2,315	16.7
Commercial	12,346	12,063	283	2.3
Total residential real estate construction	28,498	25,900	2,598	10.0

Commercial real estate	772,625	703,767	68,858	9.8
Commercial	241,628	242,654	(1,026)	(0.4)
Total commercial	1,014,253	946,421	67,832	7.2

Consumer	7,382	6,815	567	8.3
	1,365,893	1,256,985	108,908	8.7
Less: Allowance for credit losses	(17,507)	(16,052)	(1,455)	9.1
Net Loans	$1,348,386	$1,240,933	$107,453	8.7

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–Other Assets Especially Mentioned or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at September 30, 2024 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $25.1 million at September 30, 2024 compared to $17.2 million at December 31, 2023. The increase was primarily due to one CRE borrower with loans totaling $5.9 million that were downgraded during the third quarter of 2024. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $308 thousand of nonaccrual loans as of September 30, 2024 and $147 thousand as of December 31, 2023. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September 30, 2024, the Bank had loans of $11.2 million (0.8% of gross loans) that exceeded the supervisory limit, compared to 1.1% at year-end 2023.

Loan quality, as measured by nonaccrual loans, totaled $308 thousand at September 30, 2024 compared to $147 thousand at December 31, 2023 and the nonperforming loan to gross loans ratio was 0.03% at September 30, 2024 compared to 0.01% at December 31, 2023. Loans past due 90-days or more, but still accruing, totaled $43 thousand at September 30, 2024.

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

As of September 30, 2024 and December 31, 2023 there were no modifications made to borrowers experiencing financial difficulty.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At September 30, 2024, the pooled loan reserve was $17.3 million and approximately 69% of the pooled reserve was from the qualitative component, unchanged from year-end 2023. The specific reserve as of September 30, 2024 was $205 thousand.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. At September 30, 2024 and December 31, 2023, the ACL for unfunded commitments totaled $2.0 million.

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2024
Loans at September 30, 2024	$235,027	$80,733	$28,498	$772,625	$241,628	$7,382	$1,365,893
Average Loans through September 30, 2024	217,019	74,960	27,402	734,031	242,664	6,950	1,303,026
Nonaccrual Loans at September 30, 2024	—	—	—	—	308	—	308
Allowance for Credit Loss at September 30, 2024	1,465	455	331	11,656	3,489	111	17,507
YTD Net (Charge-offs)/Recoveries at September 30, 2024	—	—	11	1	(39)	(42)	(69)

Loans/Total Gross Loans at September 30, 2024	17%	6%	2%	57%	18%	1%	100%
Nonaccrual Loans/Total Gross Loans at September 30, 2024	0.00%	0.00%	0.00%	0.00%	0.13%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at September 30, 2024	0.62%	0.56%	1.16%	1.51%	1.44%	1.50%	1.28%
Net (Charge-offs) Recoveries/Average Loans at September 30, 2024*	0.00%	0.00%	0.04%	0.00%	-0.02%	-0.60%	-0.01%
Allowance for Credit Loss/Nonaccrual Loans at September 30, 2024							5684.09%

2023
Loans at December 31, 2023	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$1,256,985
Average Loans for 2023	173,986	72,623	21,124	626,817	243,045	6,285	1,143,880
Nonaccrual Loans at December 31, 2023	—	—	—	—	147	—	147
Allowance for Credit Losses at December 31, 2023	1,296	419	296	10,657	3,290	94	16,052
Net Recoveries/(Charge-offs) for 2023	2	—	49	1	(193)	(35)	(176)

Loans/Total Gross Loans at December 31, 2023	16%	6%	2%	56%	19%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2023	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	0.01%
Allowance for Credit Loss/Gross Loans at December 31, 2023	0.63%	0.58%	1.14%	1.51%	1.36%	1.38%	1.28%
Net Recoveries(Charge-offs)/Average Loans for 2023	0.00%	0.00%	0.23%	0.00%	-0.08%	-0.56%	-0.02%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2023							10919.73%

*Annualized

Deposits:

Total deposits increased $185.5 million during the first nine months of 2024 to $1.723 billion. Interest-bearing checking decreased by $35.7 million primarily in municipal deposits and savings decreased by $5.4 million, while the Bank’s Money Management increased $85.6 million. Time deposits increased $110.8 million as customers shifted to higher rate products. The Bank has $22.1 million of brokered CDs at September 30, 2024 as compared to $8.7 million at December 31, 2023.

As of September 30, 2024, the Bank had deposits of $303.5 million placed in the IntraFi Network reciprocal deposit program ($125.4 million in interest-bearing checking and $139.0 million in money management) and $39.0 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The

Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2024, the Bank’s reciprocal deposits were 15.3% of the Bank’s total liabilities compared to 14.3% at year-end 2023.

The Bank estimates that approximately 88% of its deposits are FDIC insured or collateralized as of September 30, 2024.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest-bearing checking	$303,207	$273,050	$30,157	11.0

Interest-bearing checking	418,837	454,517	(35,680)	(7.9)
Money management	657,656	572,058	85,598	15.0
Savings	100,516	105,907	(5,391)	(5.1)
Total interest-bearing checking and savings	1,177,009	1,132,482	44,527	3.9

Time deposits	243,275	132,446	110,829	83.7
Total deposits	$1,723,491	$1,537,978	$185,513	12.1

Overdrawn deposit accounts reclassified as loans	$109	$160

Borrowings:

At September 30, 2024, the Bank had $40.0 million borrowed from the Federal Reserve’s Bank Term Funding Program (BTFP) with a rate of 4.81% due January 10, 2025. At September 30, 2024, the fair value of debt securities pledged for the BTFP was $45.6 million. In October 2024, the Bank repaid the $40.0 million BTFP.

At September 30, 2024, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

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

Shareholders’ Equity:

Total shareholders’ equity increased $17.8 million to $149.9 million as of September 30, 2024 from December 31, 2023. Retained earnings increased $6.4 million in 2024 and accumulated other comprehensive income/(loss) (AOCI) remained improved $10.1 million since year-end 2023. The increase in retained earnings was from net income of $10.6 million partially offset by cash dividends of $4.2 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $685 thousand in new capital from optional cash contributions and $763 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 39.74% for the first nine months of 2024 compared to 41.45% for the same period in 2023.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the third quarter of 2024, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the third quarter of 2023. On October 17, 2024, the Board of Directors declared a $0.32 per share regular quarterly dividend for the fourth quarter of 2024, which will be paid on November 27, 2024.

In December 2023, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first nine months of 2024, the Corporation repurchased 20,079 shares for $556 thousand as part of the approved repurchase plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2024 was 5.44% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2024, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2024 and December 31, 2023 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2024	2023	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.08%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.19%	12.38%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.08%	11.82%	N/A	N/A
Farmers & Merchants Trust Company	12.19%	12.38%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	14.73%	14.45%	N/A	N/A
Farmers & Merchants Trust Company	13.44%	13.63%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.44%	9.01%	N/A	N/A
Farmers & Merchants Trust Company	8.52%	9.44%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($174.6 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2024.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$558,283	$200,000	$358,283
Federal Reserve Bank Discount Window	73,802	—	73,802
Correspondent Banks	76,000	—	76,000
Total	$708,085	$200,000	$508,085

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

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$310,859	$325,982
Consumer commitments to extend credit (secured)	129,126	112,157
Consumer commitments to extend credit (unsecured)	6,257	5,964
	$446,242	$444,103
Standby letters of credit	$22,508	$19,851

ACL - Unfunded Commitments (1)	$1,981	$2,022
(1) Reported in Other Liabilities on the Consolidated Balance Sheets

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2024. For more information on market risk refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

In management’s opinion, there are no legal proceedings pending to which the Corporation is a party or to which its property is subject which, if determined adversely to the Corporation, would be material to the Corporation’s financial condition or results of operations. No material proceedings are pending or are known to be threatened or contemplated against us by any governmental authorities.

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three and nine months ended September 30, 2024. For more information, refer to the Corporation’s 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
July 2024	3,906	$28.32	$110,619	131,410
August 2024	1,489	$30.02	44,694	129,921
September 2024	—	$—	—	129,921
	5,395		$155,313

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

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

Franklin Financial Services Corporation

November14, 2024	/s/ Timothy G. Henry
Timothy G. Henry
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2024	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)