Form 10-K
period 2024-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2025-03-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 3,923,104 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2024 based on the price of such shares was $110,945,381.

There were 4,440,442 outstanding shares of the Registrant's common stock as of February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2024, are incorporated into Part III.

FRANKLIN FINANCIAL SERVICES CORPORATION

FORM 10-K

Part I

Item 1. Business

General

Franklin Financial Services Corporation (the “Corporation”) was organized as a Pennsylvania business corporation on June 1, 1983 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). On January 16, 1984, pursuant to a plan of reorganization approved by the shareholders of Farmers and Merchants Trust Company of Chambersburg (“F&M Trust” or “the Bank”) and the appropriate regulatory agencies, the Corporation exchanged all of the shares of F&M Trust and issued its own shares of the Corporation to former F&M Trust shareholders on a one share – for - one share basis.

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market. The Corporation’s internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2024 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s internet address shall not, under any circumstances, be deemed to incorporate the information available at such internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov.

The Corporation conducts substantially all of its business through its wholly-owned direct banking subsidiary, F&M Trust. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-three community banking offices in Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland. It also has a location in Dauphin County, PA that serves as a regional support center for Commercial, and Wealth Management services. The Bank engages in general commercial, retail banking and trust services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, providing wealth management services, making loans and providing safe deposit facilities. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is south central Pennsylvania, primarily the counties of Franklin, Cumberland, Dauphin, Fulton, Huntingdon; and Washington County, MD. The competing banks in this market range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share where it operates deposit taking banking offices as reported on the June 30, 2024 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County, State	# of Locations	Deposits	Market Deposits	Market Share
Franklin, PA	12	$1,075,350	$2,885,333	37.27%
Cumberland, PA	6	382,645	11,173,591	3.42%
Fulton, PA	2	92,139	209,514	43.98%
Huntingdon, PA	1	27,374	727,198	3.76%
Washington, MD	1	19,112	3,275,562	0.58%
	22	$1,596,620	$18,271,198	8.74%

With increasing competition, many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) sooner than they are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits and certain types of loans. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County, PA and had total assets of approximately $2.2 billion on December 31, 2024.

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

Equal Employment Opportunity & Workplace Inclusion. At F&M Trust, we are deeply committed to fostering a workplace that upholds equal employment opportunity, promotes fairness, and cultivates an inclusive culture. Our success as an organization depends on the contributions of all employees, and we are dedicated to maintaining a work environment that is equitable, supportive, and welcoming to everyone. We uphold these principles in full compliance with all relevant laws and regulations.

Engagement. We are dedicated to fostering a positive and productive work environment where employees feel valued, motivated, and connected to our organization. Employee engagement—defined as the enthusiasm and commitment individuals have toward their work and the company—is a key priority for us. It reflects how willing employees are to go above and beyond, as well as their dedication to building a future with F&M Trust. A cornerstone of our engagement efforts is our annual employee engagement survey, conducted by an independent third party. In 2024, we achieved an outstanding 94% response rate, marking the seventh consecutive year of best-in-class participation. Our overall engagement score reached 83%, highlighting our employees’ strong connection to F&M Trust and our shared commitment to success.

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

Wellness. The well-being of our employees is paramount to the success of our Bank, and we demonstrate our commitment to their holistic wellness through our comprehensive wellness program, which has been a cornerstone of our culture since 2001. Our wellness program boasts high levels of employee participation, with over 75% of our workforce completing health risk assessments and 72% completing biometric screenings in 2024.

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

Retention. Monitoring employee turnover rates is crucial for us. Retaining our talented and committed personnel is essential for our continued success. In 2024, our total voluntary turnover rate was 10.10%. The long-term and short-term commitment metrics from our most recent employee engagement survey were measured higher than the financial services industry benchmarks, which underscores a strong sense of loyalty to the bank among our employees.

Community Involvement. The Bank’s commitment to community service reflects our core values. We aim to give back to the communities where we live and work and believe this commitment helps in our efforts to attract and retain employees. In 2024, F&M Trust donated over $591 thousand to 325 organizations in our communities and funded 392 scholarships for $227 thousand to kindergarten through 12th grade and Pre-kindergarten schools and organizations through the Pennsylvania Educational Improvement Tax Credit program. In addition, employees of the Bank provided 2,132 volunteer hours to 90 different service organizations.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Corporation and its subsidiaries.

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

Consumer Financial Protection Bureau. Dodd-Frank created an independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Dodd-Frank rules and regulations have and will continue to significantly change the current bank regulatory structure and affect the lending, deposit and operating activities of financial institutions, including the Corporation. It remains difficult to anticipate or predict the overall future and long-term financial impact the Dodd-Frank Act will have on the Corporation, our customers, our financial condition and results of operations. The Corporation continues to monitor and implement rules and regulations as they are adopted and modified, and to evaluate their application to our current and future operations.

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

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2024 was 4.96%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2024, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios, see the section titled Shareholders’ Equity and Table 13.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2024, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRE lending activity. Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total non-owner occupied CRE loans, as defined by regulatory guidance, represent 300% or more of total capital, and (2) the outstanding balance of the CRE loan portfolio has increased by 50% or more during the prior 36 months. The agencies state in the CRE Statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals. As of December 31, 2024, the Bank’s non-owner occupied CRE loans were 343% of total capital.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2024, the Bank was considered well capitalized and its assessment rate was approximately 5.8 basis points of the assessment base.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2024, approximately 83% ($1.159 billion) of its loans were secured by real estate. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania and Washington County, MD. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. In addition, the real estate collateral is concentrated in the Bank’s primary market area. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative affect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 79% ($1.111 billion) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $880.1 million at December 31, 2024 and account for 79% of the total commercial loan portfolio or 63% of the total portfolio of the Bank. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

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

At December 31, 2024, the Bank’s in-house policy lending limit was $29.6 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

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

Thirty-eight percent ($694.9 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases. Nonetheless, interest expense could materially increase and have a material adverse effect on our financial condition and results of operations.

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

Negative developments affecting the banking industry, including bank failures or concerns regarding liquidity may have a material adverse effect on the Corporation.

In the recent past, the financial services industry has been impacted by bank failures and by financial instability at various banks. Bank failures and bank instabilities, and future bank failures and instabilities, have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to, market risk and loss of confidence in the financial services sector, and/or specific banks; deterioration of securities and loan portfolios; deposit volatility and reductions with higher volumes and occurring over shorter periods of time; increased liquidity demand and utilization of sources of liquidity; and interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect financial condition, operations and results thereof; and stock price. In addition, future bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price. The Corporation cannot predict the impact, timing or duration of such events.

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

Pennsylvania Business Corporation Law and various anti-takeover provisions under the Corporation’s articles of incorporation and bylaws could impede the takeover of the Corporation.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire the Corporation, even if the acquisition would be advantageous to stockholders. In addition, the Corporation has various anti-takeover measures in place under its articles of incorporation and bylaws, including a supermajority vote requirement for mergers, a staggered Board of Directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of the Corporation without the approval of the Board of Directors and may prevent stockholders from taking part in a transaction in which they could realize a premium over the current market price of the Corporation common stock.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The Corporation is exposed to a variety of cybersecurity risks that could adversely affect our operations, reputation, and financial results. Cybersecurity incidents, including data breaches, denial of service attacks, malware, ransomware, phishing, and other intrusions, could compromise the confidentiality, integrity, or availability of sensitive information and disrupt our systems. Such incidents could result in unauthorized access to customer or employee information, financial losses, regulatory penalties, and litigation.

Our dependence on technology to deliver banking services and manage our operations increases the potential impact of cybersecurity risks.

The Corporation has developed an information security program to protect the confidentiality, integrity, and availability of our data, information systems, and digital assets from disruption, breach, or theft. As a financial institution we store and protect nonpublic data related to customers, employees, and business operations. Securing this data at all times is critical to our business. The Corporation’s information security program was developed to assess, identify, and monitor cybersecurity risks.

The cybersecurity framework utilized by the Corporation is based on recommendations from the National Institute of Standards and Technology (NIST), ISO/IEC 27001 & 27002, Federal Financial Institutions Examination Council (FFIEC), industry standards and best practices, and other applicable regulatory guidance. We maintain robust cybersecurity policies and procedures identify risks and mitigate where feasible. Policies and procedures address; vendor management and third-party risk, incident response, disaster recovery and business continuity, electronic banking, data classification and retention. The Corporation’s information security program is led by the Chief Technology Officer (CTO) in conjunction with the Chief Risk Officer (CRO) having over 50 years of combined experience in financial services risk management, and information security. Their experience includes incident response, vendor management, disaster recovery and business continuity, breach mitigation as well as relevant professional certification. Along with the CTO and CRO, the Executive Enterprise Risk Management Committee (EERM)and the Board Enterprise Risk Management Committee (BERM) are responsible for oversight of the Corporation’s cybersecurity and information security program and regularly reviews and evaluates information security and cybersecurity risks provided by management. Key risk indicators (KRIs) are regularly reported to the EERM Committee and BERM for review on a quarterly basis or as needed. The CRO provides updates to the Board of Directors multiple times a year and as needed. This includes facilitating training for the Board on cybersecurity risks and threats. The Board of Directors is also responsible for reviewing and approval policies critical to the information security program annually.

All employees participate in annual cybersecurity training courses conducted by the Training department with oversight from the CTO. Additional training exercises are administered throughout the year to increase cybersecurity awareness and address relevant risks.

The Corporation conducts periodic testing of software, hardware, defensive capabilities, and other information security systems utilizing both internal processes and third-party consultants. Testing procedures are supplemented by regular cyber threat exercises and employee training. Threat simulation exercises are used to develop and refine the Corporation’s incident response plans. A defense-in-depth strategy is utilized to provide various layers of defense to identify and protect against risks to the Corporations network and computer systems. We utilize industry standards such as but not limited to; advanced firewall, content filtering, email gateway protections, endpoint detection and response software, and data loss prevention software.

Access to systems is granted on an as needed basis as it relates to the job functions of an individual. All access changes must be requested based on job function and approved by the appropriate departments. Changes are reviewed monthly, and all access rights to all significant systems are reviewed and verified annually.

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

An incident response plan is in place to ensure swift and effective action in the event of a cybersecurity incident. The plan defines the Incident Response Team (IRT) which includes representatives from executive management, critical business lines, and communications. The plan outlines responsibilities of the IRT to meet in the event of an incident and ensure proper containment, investigation and forensic analysis, recovery procedures, and notifications are made within the parameters of all applicable laws and regulations. The IRT participate in testing of the plan at least annually through simulated cyberattack exercises. The Board of Directors reviews and approves the plan annually.

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

Property	Owned	Leased
Facilities used in Banking Operations	17	10
Remote ATM Sites	3	5

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2024, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Shareholder Information

The Corporation’s common stock trades on the Nasdaq Capital Market under the system FRAF. The Corporation had 1,493 shareholders of record as of December 31, 2024.

 Restrictions on the Payment of Dividends

For limitations on the Corporation’s ability to pay dividends, see “Supervision and Regulation – Regulatory Restrictions on Dividends” in Item 1 above.

Securities Authorized for Issuance under Equity Compensation Plans

The information related to equity compensation plans is incorporated by reference to the materials set forth under the heading “Executive Compensation – Compensation Tables” in the Corporation’s Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

The following table shows stock repurchase activity under approved plans:

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
October 2024	4,441	$30.05	$133,446	125,480
November 2024	—	$—	$—	125,480
December 2024	—	$—	$—	125,480
	4,441		$133,446

The shares reported above were part of a repurchase plan that expired on December 31, 2024. In January 2025, an open market repurchase plan was approved to repurchase 150,000 shares through December 31, 2025.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1.5 billion - $2.5 billion as of September 30, 2024; for the five-year period ended December 31, 2024, in each case assuming an initial investment of $100 on December 31, 2019 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Franklin Financial Services Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Franklin Financial Services Corporation	$100.00	$72.91	$92.97	$105.52	$96.24	$94.90
NASDAQ Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P U.S. BMI Banks - Mid-Atlantic Region Index	$100.00	$90.39	$114.16	$96.42	$116.90	$162.46
Peer Group*	$100.00	$79.67	$102.20	$109.72	$110.45	$129.69

*Peer Group consists of Mid Atlantic Banks with Assets between $1.5B-$2.5B as of 9/30/2024

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

     Corporate Secretary

     1500 Nitterhouse Drive, P.O. Box 6010

     Chambersburg, PA 17201-6010

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 29, 2025 at 9:00 a.m. in a virtual meeting format only. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2025 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:

Computershare

P.O. Box 30170

College Station, TX 77842-3170

1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
	2024	2023	2022	2021	2020
(Dollars in thousands, except per share)
Balance Sheet Highlights
Total assets	$2,197,841	$1,836,039	$1,699,579	$1,773,806	$1,535,038
Debt securities available for sale, at fair value	508,604	472,503	487,247	530,292	397,331
Loans, net	1,380,424	1,240,933	1,036,866	983,746	992,915
Deposits	1,815,647	1,537,978	1,551,448	1,584,359	1,354,573
Other borrowings	200,000	130,000	—	—	—
Shareholders' equity	144,716	132,136	114,197	157,065	145,176
Summary of Operations
Interest income	$101,451	$76,762	$56,449	$47,573	$45,939
Interest expense	43,937	23,125	4,863	2,902	3,978
Net interest income	57,514	53,637	51,586	44,671	41,961
Provision for credit losses - loans	1,975	2,589	650	(2,100)	4,625
Provision for credit losses - unfunded commitments	8	135	—	—	—
Total provision for credit losses	1,983	2,724	650	(2,100)	4,625
Net interest income after provision for credit losses	55,531	50,913	50,936	46,771	37,336
Noninterest income	13,679	14,851	15,250	19,488	15,084
Noninterest expense	55,895	50,011	48,691	43,245	39,362
Income before income taxes	13,315	15,753	17,495	23,014	13,058
Income tax expense	2,216	2,155	2,557	3,398	258
Net income	$11,099	$13,598	$14,938	$19,616	$12,800
Performance Measurements
Return on average assets	0.54%	0.78%	0.83%	1.17%	0.91%
Return on average equity	8.05%	11.39%	11.64%	13.20%	9.56%
Return on average tangible equity (1)	8.62%	12.32%	12.52%	14.05%	10.24%
Efficiency ratio (1)	73.36%	70.75%	71.21%	66.12%	67.32%
Net interest margin, fully tax equivalent	2.95%	3.31%	3.11%	2.88%	3.21%
Shareholders' Value (per common share)
Diluted earnings per share	$2.51	$3.10	$3.36	$4.42	$2.93
Basic earnings per share	2.52	3.11	3.38	4.44	2.94
Regular cash dividends paid	1.28	1.28	1.28	1.25	1.2
Book value	32.69	30.23	26.01	35.36	33.07
Tangible book value (1)	30.65	28.17	23.96	33.34	31.02
Market value*	29.90	31.55	36.10	33.10	27.03
Market value/book value ratio	91.47%	104.37%	138.79%	93.61%	81.74%
Market value/tangible book value ratio	97.54%	112.01%	150.67%	99.29%	87.13%
Price/earnings multiple year-to-date	11.91	10.18	10.74	7.49	9.23
Dividend yield**	4.28%	4.06%	3.55%	3.87%	4.44%
Dividend payout ratio	50.72%	41.15%	37.88%	28.16%	40.83%
Safety and Soundness
Average equity/average assets	6.65%	6.82%	7.17%	8.89%	9.48%
Risk-based capital ratio (Total)	13.85%	14.45%	17.21%	18.41%	17.69%
Leverage ratio (Tier 1)	7.92%	9.01%	8.95%	8.52%	8.69%
Common equity ratio (Tier 1)	11.31%	11.82%	14.22%	15.20%	14.32%
Nonperforming loans/gross loans	0.02%	0.01%	0.01%	0.74%	0.87%
Nonperforming assets/total assets	0.01%	0.01%	0.01%	0.42%	0.57%
Allowance for credit loss/loans	1.26%	1.28%	1.35%	1.51%	1.66%
Net loan (charge-offs) recoveries/average loans	-0.03%	-0.02%	-0.15%	0.04%	0.02%
Assets under Management
Wealth Management Services (fair value)	$1,169,282	$1,094,747	$904,317	$946,964	$836,381
Held at third-party brokers (fair value)	139,872	135,423	116,398	118,046	112,624

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2024	2023	2022	2021	2020
Return on Average Tangible Equity (non-GAAP)
Net income	$11,099	$13,598	$14,938	$19,616	$12,800

Average shareholders' equity	137,840	119,408	128,283	148,637	133,958
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	128,824	110,392	119,267	139,621	124,942

Return on average tangible equity (non-GAAP)	8.62%	12.32%	12.52%	14.05%	10.24%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$144,716	$132,136	$114,197	$157,065	$145,176
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	135,700	123,120	105,181	148,049	136,160

Shares outstanding (in thousands)	4,427	4,371	4,390	4,441	4,389

Tangible book value (non-GAAP)	30.65	28.17	23.96	33.34	31.02

Efficiency Ratio (non-GAAP)
Noninterest expense	$55,895	$50,011	$48,691	$43,245	$39,362

Net interest income	57,514	53,637	51,586	44,671	41,961
Plus tax equivalent adjustment to net interest income	938	1,094	1,381	1,466	1,407
Plus noninterest income, net of securities transactions	17,737	15,954	15,410	19,271	15,104
Total revenue	76,189	70,685	68,377	65,408	58,472

Efficiency ratio (non-GAAP)	73.36%	70.75%	71.21%	66.12%	67.32%

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

Summary

Franklin Financial Services Corporation reported consolidated earnings of $11.1 million ($2.51 per diluted share) for 2024 compared with $13.6 million ($3.10 per diluted share) for the same period in 2023.

•Year-to-date, net interest income was $57.5 million, an increase of 7.2% compared to $53.6 million for the same period in 2023. On a year-over-year comparison, the net interest margin was 2.95% for 2024 compared to 3.31% in 2023. The increase in the 2024 net interest margin was due primarily to a 0.46% increase in the yield on earning assets from 4.70% in 2023 to 5.16% in 2024 as all asset classes had higher yields in 2024. The cost of interest-bearing liabilities increased from 1.75% for 2023 to 2.68% for 2024. Likewise, the cost of all deposits increased from 1.23% in 2023 to 1.89% in 2024.

•Average earning assets for 2024 were $1.983 billion compared to $1.656 billion in 2023, an increase of 19.8%. In 2024, the average balance of interest-earning cash balances increased $125.6 million (248.9%) due to $200.0 million term loan borrowing not yet fully invested. The average balance of the investment portfolio increased $22.2 million (4.8%), while the average balance of the loan portfolio increased $179.2 million (15.7%), over the prior year averages. Within the loan portfolio, average commercial loan balances increased $118.7 million during the year and residential mortgages increased $52.5 million. Total deposits averaged $1.638 billion for 2024, an increase of $108.7 million (7.1%) from the average balance for 2023. All deposit categories reported a year-over-year decrease in average balances, except for money management and time deposits. On a year-over-year comparison, the yield on earning assets increased 46 basis points from 4.70% in 2023 to 5.16% for 2024, while the cost of interest-bearing liabilities increased 93 basis points from 1.75% to 2.68% over the same period.

•For 2024, the provision for credit losses on loans was $2.0 million compared to $2.6 million in 2023. The ACL ratio for loans was 1.26% on December 31, 2024, compared to 1.28% on December 31, 2023. For 2024, the provision for credit losses on unfunded commitments was $8 thousand compared to $135 thousand for 2023. The ACL for unfunded commitments was $2.0 million on December 31, 2024, unchanged from December 31, 2023.

•Noninterest income was $13.7 million compared to $14.9 million in 2023. The decrease was driven primarily by a loss of $3.4 million, net of tax loss, on the sale of securities as part of a portfolio restructuring in the fourth quarter of 2024, which was partially offset by increases in wealth management fees and debit card income.

•Noninterest expense was $55.9 million in 2024 compared to $50.0 million in 2023. The following categories contributed to the year-over-year increase: salaries and benefits increased $3.9 million (primarily due to a highly competitive labor market and health insurance), data processing expenses increased $1.0 million, and an $859 thousand increase in FDIC premiums.

•The effective federal income tax rate was 16.6% for 2024 compared to 13.7% in 2023, which included certain tax credits not recognized in 2024.

Total assets at December 31, 2024 were $2.198 billion compared to $1.836 billion at December 31, 2023, an increase of 19.7%. Significant balance sheet changes since December 31, 2023, include:

•Short-term interest-bearing deposits in other banks increased $180.1 million and the investment portfolio increased $36.1 million due to purchases made in the fourth quarter of 2024.

•The net loan portfolio increased $139.5 million (11.2%) over the year-end 2023 balance, primarily from increases in commercial real estate loans of $99.6 million and first lien 1-4 family residential real estate loans of $35.3 million.

•Deposits increased $277.7 million (18.1%) over year-end 2023 with increases in noninterest-bearing deposits of $17.3 million, money management deposits of $122.8 million and time deposits of $183.5 million, partially offset by a $36.6 million decrease in interest-bearing checking deposits.

•Total borrowings were $200.0 million from the Federal Home Loan Bank of Pittsburgh (FHLB).

•Shareholders’ equity increased $12.6 million from December 31, 2023. Retained earnings increased $5.5 million net of dividends of $5.6 million paid to shareholders during 2024. The accumulated other comprehensive loss (AOCI) decreased from $40.9 million at year-end 2023 to $35.5 million from a decrease in the unrealized loss of the investment portfolio due in part to the realization of losses on the previously mentioned security sales. At December 31, 2024, the book value of the Corporation’s common stock was $32.69 per share and tangible book value was $30.65 per share. In January 2025, an open market repurchase plan was approved to repurchase 150,000 shares through December 31, 2025. The Bank is considered to be well-capitalized under regulatory guidance as of December 31, 2024.

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

Table 1 shows the change in tax-equivalent net interest income year over year. Changes in interest income and expense are driven by changes in balance (volume) and changes in the average rate on interest-earning assets and interest-bearing liabilities. The changes attributable to rate or volume are shown in Table 2. The yield on earning assets (Table 3) increased to 5.16% for 2024 from 4.70% for 2023. The benefit provided by tax-exempt income was $938 thousand in 2024.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2024	2023	$	%
Interest income	$101,451	$76,762	$24,689	32.2
Interest expense	43,937	23,125	20,812	90.0
Net interest income	57,514	53,637	3,877	7.2
Tax equivalent adjustment	938	1,094	(156)	(14.3)
Tax equivalent net interest income	$58,452	$54,731	$3,721	6.8

Table 2 identifies increases and decreases in tax equivalent net interest income due to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2024 Compared to 2023			2023 Compared to 2022
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-earning deposits in other banks	$6,567	$263	$6,830	$(2,571)	$2,495	$(76)
Investment securities:
Taxable	973	1,308	2,281	(434)	5,305	4,871
Nontaxable	(96)	(105)	(201)	(885)	(185)	(1,070)
Investment securities	877	1,203	2,080	(1,319)	5,120	3,801
Loans:
Residential real estate 1-4 family:
First liens	2,406	1,124	3,530	1,505	778	2,283
Junior liens and lines of credit	224	361	585	(19)	1,691	1,672
Residential real estate - construction	470	181	651	(30)	320	290
Commercial real estate	6,746	3,025	9,771	3,568	5,834	9,402
Commercial	(75)	1,047	972	65	2,483	2,548
Consumer	91	23	114	26	80	106
Loans	9,862	5,761	15,623	5,115	11,186	16,301
Total net change in interest income	17,306	7,227	24,533	1,225	18,801	20,026

Interest expense on:
Interest checking	(208)	762	554	(155)	1,354	1,199
Money management	1,525	3,456	4,981	(90)	11,349	11,259
Savings	(26)	16	(10)	(9)	91	82
Time deposits	3,571	1,629	5,200	119	2,002	2,121
Brokered deposits	1,340	(2)	1,338	366	—	366
Deposits	6,202	5,861	12,063	231	14,796	15,027
Subordinate notes	2	(3)	(1)	2	2	4
Federal Reserve Bank borrowings	(530)	118	(412)	2,374	—	2,374
Federal Home Loan Bank advances	9,390	(228)	9,162	857	—	857
Total net change in interest expense	15,064	5,748	20,812	3,464	14,798	18,262
Change in tax equivalent net interest income	$2,242	$1,479	$3,721	$(2,239)	$4,003	$1,764

The following table presents average balances, tax-equivalent (T/E) interest income, interest expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2024			2023
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-earning deposits in other banks	$176,041	$9,237	5.25%	$50,451	$2,407	4.77%
Investment securities:
Taxable	432,684	17,127	3.96%	406,937	14,846	3.65%
Tax exempt	50,868	1,322	2.60%	54,416	1,523	2.80%
Investment securities	483,552	18,449	3.82%	461,353	16,369	3.55%
Loans:
Residential real estate 1-4 family:
First liens	222,572	11,442	5.14%	173,986	7,912	4.55%
Junior liens and lines of credit	76,515	4,635	6.06%	72,623	4,050	5.58%
Residential real estate - construction	28,096	1,954	6.95%	21,124	1,303	6.17%
Commercial real estate	747,037	42,975	5.75%	626,817	33,204	5.30%
Commercial	241,554	13,052	5.40%	243,045	12,080	4.97%
Consumer	7,322	645	8.81%	6,285	531	8.45%
Loans	1,323,096	74,703	5.65%	1,143,880	59,080	5.16%
Total interest-earning assets	1,982,689	$102,389	5.16%	1,655,684	$77,856	4.70%
Other assets	91,137			95,489
Total assets	$2,073,826			$1,751,173

Interest-bearing liabilities:
Deposits:
Interest checking	$416,770	$2,632	0.63%	$459,447	$2,078	0.45%
Money Management	627,163	18,782	2.99%	568,521	13,801	2.43%
Savings	101,335	173	0.17%	117,026	183	0.16%
Time	177,281	7,615	4.30%	84,428	2,415	2.86%
Brokered	33,183	1,704	5.14%	7,084	366	5.17%
Total interest-bearing deposits	1,355,732	30,906	2.28%	1,236,506	18,843	1.52%
Subordinate notes	19,680	1,050	5.34%	19,642	1,051	5.35%
Federal Reserve Bank borrowings	41,667	1,962	4.71%	53,041	2,374	4.48%
Federal Home Loan Bank advances	219,883	10,019	4.56%	14,704	857	5.83%
Total interest-bearing liabilities	1,636,962	43,937	2.68%	1,323,893	23,125	1.75%
Noninterest-bearing deposits	282,460			293,001
Other liabilities	16,564			14,871
Shareholders' equity	137,840			119,408
Total liabilities and shareholders' equity	$2,073,826			$1,751,173
T/E net interest income/Net interest margin		58,452	2.95%		54,731	3.31%
Tax equivalent adjustment		(938)			(1,094)
Net interest income		$57,514			$53,637

Net Interest Spread			2.48%			2.95%
Cost of Funds			2.29%			1.43%
Cost of Deposits			1.89%			1.23%

Provision for Credit Losses

In 2024, the Bank recorded gross loan charge-offs of $560 thousand, which were partially offset by $186 thousand of recoveries, resulting in net loan charge-offs of $374 thousand. For 2024, the Corporation recorded $2.0 million as a provision for credit loss on loans. These changes resulted in an increase in the allowance for credit losses (ACL) on loans to $17.7 million at year-end 2024 (1.26% of total loans), compared to $16.1 million at year-end 2023 (1.28% of total loans). The provision for credit losses for unfunded commitments was $8 thousand for 2024 with reserve balance of $2.0 million at year-end 2024, unchanged from year-end 2023. Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ACL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic forecasts and conditions, and other relevant factors to determine the adequacy of the allowance for credit losses and the provision for credit losses. For more information, refer to the Loan Quality discussion and Table 10.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2024 and 2023:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest Income
Wealth management fees	$8,538	$7,512	$1,026	13.7
Loan service charges	987	811	176	21.7
Gain on sale of loans	565	199	366	183.9
Deposit service charges and fees	2,448	2,492	(44)	(1.8)
Other service charges and fees	2,040	1,852	188	10.2
Debit card income	2,279	2,157	122	5.7
Increase in cash surrender value of life insurance	457	448	9	2.0
Net (losses) gains on sales of debt securities	(4,267)	(1,119)	(3,148)	281.3
Change in fair value of equity securities	209	16	193	1,206.3
Other	423	483	(60)	(12.4)
Total	$13,679	$14,851	$(1,172)	(7.9)

The most significant changes in noninterest income are discussed below:

Wealth management fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $7.8 million for 2024 and $6.9 million for 2023. The fair value of trust assets under management was $1.169 billion at year-end, compared to $1.095 billion at the end of 2023. Estate fees were $508 thousand in 2024 compared to $295 thousand in 2023. By the nature of an estate settlement, these fees are considered nonrecurring. Commissions from the sale of insurance and investment products decreased by $58 thousand compared to 2023.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees.

Gain on sale of loans: This category is comprised of fees from the sale of residential mortgages with servicing released in the secondary market. Due to higher origination volume, the Bank sold more loans in 2024 compared to 2023.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The decrease of $44 thousand in this category was due to a lower volume of overdraft fees.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. ATM fees increased $184 thousand.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees increased by $93 thousand, while business card fees increased $29 thousand. The business debit card offers a cash back rewards program based on usage, while the retail debit card offers reward points based on usage. Debit card income is reported net of reward program expense.

Net (losses) gains on sales of debt securities: The Bank took losses of $4.3 million on the sale of investment securities as part of a portfolio restructuring during the fourth quarter of 2024. The event is more thoroughly described on a Form 8-K previously filed by the Corporation on October 18, 2024.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2024 and 2023:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2024	2023	Amount	%
Salaries and benefits	$32,752	$28,813	$3,939	13.7
Net occupancy	4,583	4,398	185	4.2
Marketing and advertising	1,891	2,071	(180)	(8.7)
Legal and professional	2,133	2,301	(168)	(7.3)
Data processing	5,804	4,792	1,012	21.1
Pennsylvania bank shares tax	483	745	(262)	(35.2)
FDIC insurance	1,710	851	859	100.9
ATM/debit card processing	1,300	1,235	65	5.3
Telecommunications	435	405	30	7.4
Nonservice pension	(51)	(117)	66	(56.4)
Lease termination	—	495	(495)	—
Other	4,855	4,022	833	20.7
Total	$55,895	$50,011	$5,884	11.8

The most significant changes in noninterest expense are discussed below:

Salaries and benefits: This category is the largest noninterest expense category and includes expenses for salaries, health benefits, insurance, pension service, employment taxes and other employee benefit programs. This category increased by $3.9 million compared to the prior year from: salary and commission increases of $2.1 million due to merit and annual increases, and new positions, health insurance increases of $703 thousand, incentive compensation plan increase of $532 thousand, stock compensation expense of $151 thousand and 401K match increase of $125 thousand. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. The increase in 2024 was partially due to a new community office in Linglestown, Dauphin County, which opened in the fall of 2024.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $2.2 million of the total data processing costs in 2024 and $2.0 million in 2023. The increase in 2024 was due primarily to increases in software expenses.

Nonservice pension: The change in the nonservice pension expense was due to higher asset returns and amortization.

Lease Termination: The lease termination in 2023 was for a long-term land lease held for a new community office that will not be constructed.

Other: The largest increases in this category were in armored car expense ($100 thousand) due to additional services and amortization of solar tax credits ($235 thousand). All other increases are due primarily to overall higher operating expenses.

Provision for Income Taxes

In 2024, the Corporation recorded a Federal income tax expense of $2.0 million compared to $2.2 million in 2023. The effective tax rate was 16.6% for 2024 and 13.7% for 2023, which reflects the benefit of $367 thousand in tax credits recorded during 2023. Without the tax credits, the Bank’s effective tax rate would have been 16.0% in 2023. The Corporation’s 2024 and 2023 effective tax rate was lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. For a more comprehensive analysis of Federal income tax expense refer to Note 14 of the accompanying consolidated financial statements.

.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2024, total assets increased 19.7% over the prior year to $2.198 billion from $1.836 billion at the end of 2023.

Interest Earning Deposits in Other Banks:

Short-term interest-earning deposits, held primarily at the Federal Reserve, increased to $183.8 million at December 31, 2024 from $3.6 million at December 31, 2023, due to a new FHLB term borrowing of $200.0 million in 2024 which was not fully deployed during 2024. Long-term interest-earning deposits decreased from $6.2 million at December 31, 2023 to $1.5 million at December 31, 2024. The average balance of interest-earning deposits increased to $176.0 million in 2024 compared to $50.5 million in 2023.

Investment Securities:

AFS Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. Debt securities include U.S. Government Agencies, U.S. Government Agency mortgage-backed securities, non-agency mortgage-backed securities, state and municipal government bonds, and corporate debt primarily in the form of bank-issued subordinated debt. The weighted average life of the portfolio is 5.6 years, the effective duration (which measures the change in fair value for a 1% change in interest rates) is 4.8%, and $177.9 million (fair value) is pledged as collateral for deposits. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity, except for U.S. Treasuries. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past two years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2024		2023
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value
U.S. Treasury	$36,192	$31,797	$83,494	$74,091
Municipal	156,528	133,592	161,339	138,618
Corporate	26,356	24,224	26,336	23,198
Agency mortgage & asset-backed	180,423	169,821	142,565	132,591
Non-agency mortgage & asset-backed	154,554	149,170	108,185	104,005
Total	$554,053	$508,604	$521,919	$472,503

The following table presents AFS investment securities at December 31, 2024 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Treasury	$—	—	$24,327	1.23%	$7,470	1.57%	$—	—	$31,797	1.31%
Municipal	—	—	9,522	2.21%	49,188	2.29%	74,882	2.09%	133,592	2.17%
Corporate	—	—	4,166	5.99%	19,197	4.77%	861	4.28%	24,224	4.95%
Agency mortgage & asset-backed	109	2.25%	20,158	1.81%	16,424	2.61%	133,131	4.43%	169,822	3.92%
Non-agency mortgage & asset-backed	6,026	6.64%	9,108	5.87%	—	—	134,036	4.97%	149,170	5.09%
Total	$6,135	6.57%	$67,281	2.40%	$92,279	2.78%	$342,910	4.07%	$508,605	3.63%

Table 3, previously presented, shows the two-year trend of average balances and yields on the investment portfolio. The tax-equivalent yield on the portfolio increased from 3.55% in 2023 to 3.82% in 2024. U.S. Agency mortgage-backed securities and non-agency mortgage-backed securities comprise the largest sectors by fair value of the portfolio, approximately 33% and 29%

respectively. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio returned $97.3 million of principal cash flow in 2024 while $136.3 million was invested into the portfolio during the year.

Municipal Bonds: This sector holds $133.6 million or 26% of the total portfolio and the amortized cost decreased by $4.8 million year over year. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (35% of the portfolio) and taxable (65% of the portfolio) municipal bonds. Sixty-eight percent of the portfolio are general obligation bonds and thirty-two percent are revenue bonds. The portfolio holds bonds from 151 issuers within 34 states. The largest dollar exposures are in the states of Texas (16%), California (13%) and Pennsylvania (13%). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized statistical rating organization.

Corporate Bonds: This sector is comprised primarily of $20.1 million of subordinate debt from 44 different community bank issuers.

Agency Mortgage & Asset-backed Securities (MBS): This sector holds $169.8 million, or 33%, of the total portfolio. This sector is comprised of bonds issued and guaranteed by the U.S. Government, a U.S. Government Agency, or a government sponsored entity securitized by pools of residential mortgages and other loan assets.

Non-Agency Mortgage & Asset-backed Securities (ABS): This sector holds $149.2 million, or 29%, of the total portfolio. This sector is comprised of senior private label first-lien commercial and residential mortgages. As senior position bonds, they benefit from credit support in the form of junior tranches and reserve funds that absorb loss prior to the senior bonds. This sector has $132.6 million of its fair value rated investment grade by a nationally recognized statistical rating organizations while $16.6 million of its fair value is nonrated.

Allowance for Credit Losses: For securities with an unrealized loss, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The debt securities in a loss position and subject to evaluation at December 31, 2024 and 2023, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments. During 2024, $42.4 million of securities were sold as part of a portfolio restructuring to take advantage of higher market interest rates. The realized pre-tax loss on these sales was $4.3 million.

Equity Securities at Fair Value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2024, this investment was reported at fair value ($166 thousand) with changes in value reported through income in 2024.

Restricted Stock at Cost

The Bank held $8.8 million of restricted stock at the end of 2024 of which all but $30 thousand is stock in the FHLB, carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans:

The loan portfolio increased by 11.2% ($141.1 million) in 2024, due primarily to an increase of $99.6 million in commercial real estate loans and $35.3 million in residential real estate 1-4 family loans. Average gross loans for 2024 increased by $179.2 million to $1.323 billion. Commercial real estate, mortgage and consumer loans showed an increase in average balances during the year, which was partially offset by a decline in commercial loans during the year. The yield on the portfolio increased in 2024 to 5.65% from 5.16% in 2023. Table 3, previously presented, shows the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by class, as of December 31 for the past 2 years.

Table 8. Loan Portfolio

			Change
(Dollars in thousands)	2024	2023	Amount	%
Residential real estate 1-4 family
Consumer first lien	$181,780	$142,017	$39,763	28.0
Commercial first lien	58,821	63,271	(4,450)	(7.0)
Total first liens	240,601	205,288	35,313	17.2

Consumer junior lien and lines of credit	76,035	68,752	7,283	10.6
Commercial junior liens and lines of credit	6,199	3,809	2,390	62.7
Total junior liens and lines of credit	82,234	72,561	9,673	13.3
Total residential real estate 1-4 family	322,835	277,849	44,986	16.2

Residential real estate construction
Consumer	20,742	13,837	6,905	49.9
Commercial	11,685	12,063	(378)	(3.1)
Total residential real estate construction	32,427	25,900	6,527	25.2

Commercial real estate	803,365	703,767	99,598	14.2
Commercial	230,597	242,654	(12,057)	(5.0)
Total commercial	1,033,962	946,421	87,541	9.2

Consumer	8,853	6,815	2,038	29.9
Total loans	1,398,077	1,256,985	141,092	11.2
Less: Allowance for credit losses	(17,653)	(16,052)	(1,601)	10.0
Net loans	$1,380,424	$1,240,933	$139,491	11.2

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate, as well as loans made to individuals secured by unimproved noncommercial real estate. Total residential real estate loans increased $45.0 million in 2024, primarily in consumer first lien loans. In 2024, the Bank originated $123.1 million in mortgages compared to $92.4 million in 2023, including approximately $43.1 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category, $20.7 million, represents loans for individuals to construct personal residences, while loans to residential real estate developers and home builders totaled $11.7 million at December 31, 2024. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, and farm loans, where real estate serves as the primary collateral for the loan. This loan category increased by $99.6 million over the prior year. The three largest growth sectors by collateral in 2024 were apartment buildings, hotels & motels, and office buildings which totaled $49.1 million. Included in commercial real estate are approximately $615.0 million of nonowner occupied loans located in the Bank’s market area of south-central Pennsylvania.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Commercial Real Estate (CRE) Sectors	Amount	% of CRE	Amount	% of CRE
Apartment buildings	$146,661	18%	$120,180	17%
Hotels & motels	97,460	12%	80,670	11%
Office buildings	92,926	12%	87,137	12%
Shopping centers	82,518	10%	68,478	10%
Development land	66,645	8%	62,439	9%

Also included in CRE are real estate construction loans totaling $207.1 million. At December 31, 2024, the Bank had $71.9 million in real estate construction loans funded with an interest reserve and capitalized $3.2 million of interest in 2024 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans decreased $12.1 million over the 2023 ending balance. At December 31, 2024, the Bank had approximately $105 million of tax-free loans in its portfolio. This category also includes $7 thousand of PPP loans that are 100% guaranteed by the SBA, compared to $57 thousand at December 31, 2023.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)	December 31, 2024		December 31, 2023
Commercial	Amount	% of Commercial	Amount	% of Commercial
Public administration	$43,184	19%	$44,717	18%
Utilities	38,498	17%	41,961	17%
Real estate, rental & leasing	23,162	10%	25,016	10%
Retail trade	18,267	8%	18,589	8%
Manufacturing	16,930	7%	17,254	7%

Participations: At December 31, 2024, the outstanding commercial participations were $107.2 million (9.6% of commercial purpose loans and 7.7% of total gross loans), compared to $97.8 million (9.5% of commercial purpose loans and 7.8% of total gross loans) at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $133.1 million at December 31, 2024 and $135.4 million at December 31, 2023. The loan participations are comprised of $28.4 million of commercial loans and $78.8 million of CRE loans, reported in the respective loan segment.

Consumer loans: This category is comprised of installment loans and personal lines of credit and increased $2.0 thousand in 2024 over 2023 ending balances.

Table 9. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2024.

	Less than			Over
(Dollars in thousands)	1 year	1-5 years	5-15 years	15 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$3,644	$8,405	$38,646	$19,435	$70,130
Variable rate	9,152	8,339	55,757	179,457	252,705
	12,796	16,744	94,403	198,892	322,835
Residential real estate construction
Fixed rate	255	—	27	19,923	20,205
Variable rate	7,611	3,131	944	536	12,222
	7,866	3,131	971	20,459	32,427
Commercial real estate
Fixed rate	12,251	69,301	71,638	—	153,190
Variable rate	43,216	154,764	398,156	54,039	650,175
	55,467	224,065	469,794	54,039	803,365
Commercial
Fixed rate	2,670	33,873	50,795	—	87,338
Variable rate	49,119	15,088	37,674	41,378	143,259
	51,789	48,961	88,469	41,378	230,597
Consumer
Fixed rate	105	3,080	630	1,501	5,316
Variable rate	771	1,347	1,419	—	3,537
	876	4,427	2,049	1,501	8,853

	$128,794	$297,328	$655,686	$316,269	$1,398,077

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $21.5 million at year-end compared to $17.2 million one year earlier. Included in the watch list are $266 thousand of nonaccrual loans at year-end 2024, compared to $147 thousand at year-end 2023. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At December 31, 2024, the Bank had loans of $14.1 million (1.0% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.1% at the prior year end.

Loan quality, as measured by nonaccrual loans, totaled $266 thousand at December 31, 2024 compared to $147 thousand at December 31, 2023 and the nonperforming loan to total loans ratio was 0.02% at December 31, 2024 compared to 0.01% at December 31, 2023. Loans past due 90-days or more, but still accruing, totaled $2 thousand at December 31, 2024 compared to $5 thousand at the prior year end.

In addition to monitoring nonaccrual loans, the Bank also closely monitors loans to borrowers experiencing financial difficulty when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At December 31, 2024 and 2023, the Bank had no modified loans to borrowers experiencing financial difficulty.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of December 31, 2024 and 2023:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2024
Loans at December 31, 2024	$240,601	$82,234	$32,427	$803,365	$230,597	$8,853	$1,398,077
Average Loans for 2024	222,572	76,515	28,096	747,037	241,554	7,322	1,323,096
Nonaccrual Loans at December 31, 2024	—	—	—	—	266	—	266
Allowance for Credit Losses at December 31, 2024	1,497	461	376	12,004	3,182	133	17,653
Net Recoveries/(Charge-offs) for 2024	3	—	14	2	(329)	(64)	(374)

Loans/Total Gross Loans at December 31, 2024	17%	6%	2%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2024	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at December 31, 2024	0.62%	0.56%	1.16%	1.49%	1.38%	1.50%	1.26%
Net Recoveries (Charge-offs)/Average Loans for 2024	0.00%	0.00%	0.05%	0.00%	-0.14%	-0.87%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2024							6,636.47%

2023
Loans at December 31, 2023	$205,288	$72,561	$25,900	$703,767	$242,654	$6,815	$1,256,985
Average Loans for 2023	173,986	72,623	21,124	626,817	243,045	6,285	1,143,880
Nonaccrual Loans at December 31, 2023	—	—	—	—	147	—	147
Allowance for Credit Losses at December 31, 2023	1,296	419	296	10,657	3,290	94	16,052
Net Recoveries/(Charge-offs) for 2023	2	—	49	1	(193)	(35)	(176)

Loans/Total Gross Loans at December 31, 2023	16%	6%	2%	56%	19%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2023	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	0.01%
Allowance for Credit Loss/Gross Loans at December 31, 2023	0.63%	0.58%	1.14%	1.51%	1.36%	1.38%	1.28%
Net Recoveries (Charge-offs)/Average Loans for 2023	0.00%	0.00%	0.23%	0.00%	-0.08%	-0.56%	-0.02%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2023							10,919.73%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2024. The 2024 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was likely not impaired in 2024 and did not make a further assessment.

The 2023 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was likely not impaired in 2023 and did not make a further assessment.

At December 31, 2024, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

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

Table 11. Deposits

			Change
(Dollars in thousands)	2024	2023	Amount	%
Noninterest-bearing checking	$290,346	$273,050	$17,296	6.3
Interest-bearing checking	417,870	454,517	(36,647)	(8.1)
Money management	694,880	572,058	122,822	21.5
Savings	96,646	105,907	(9,261)	(8.7)
Time deposits	315,905	132,446	183,459	138.5
Total	$1,815,647	$1,537,978	$277,669	18.1

Noninterest-bearing checking: This category increased $17.3 million while the average balance decreased by $10.5 million for the year. As a noninterest bearing account, these deposits contributed approximately 37 basis points to the net interest margin.

Interest-bearing checking: This category saw a decrease of $36.6 million in the ending balance compared to the prior year and a decrease of $42.7 million compared to the prior year average primarily, in retail accounts in 2024. The cost of these accounts increased by 18 basis points year over year.

Money management: The year over year balance increased $122.8 million and the average balance increased $58.6 million compared to the 2023 average balance. The cost of this product increased by 56 basis points during the year as market rates increased.

Savings: Savings accounts decreased $9.3 million during the year. The cost of this product increased by 1 basis points during the year as market rates increased.

Time deposits: Time deposits increased by $183.5 million in 2024 with an increase in the average balance of $119.0 million as customers locked in higher interest rates. The cost of these accounts increased from 3.04% to 4.43% as market rates increased. Included in this category is $87.1 million of brokered CDs, which increased $78.4 million over the prior year end balance of $8.7 million.

Reciprocal deposits: At year-end 2024, the Bank had $288.9 million placed in the IntraFi Network deposit program ($124.0 million in interest-bearing checking and $164.9 million in money management) and $39.6 million of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At December 31, 2024, the Bank’s reciprocal deposits were 16.2% of total liabilities.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks, credit unions and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Uninsured deposits: Aggregate estimated uninsured deposits at December 31, 2024 were $411.6 million (22.7% of total deposits) compared to $299.9 million (19.5% of total deposits) at December 31, 2023 utilizing Call Report methodology. Certain Bank deposits may not be insured but are fully collateralized by other assets. The Bank estimates that approximately 85% of its deposits are FDIC insured or collateralized as of December 31, 2024.

At December 31, 2024, time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured by maturity were as follows:

Table 12. Time Deposits of $250,000 or More

(Dollars in thousands)	Individual Instruments that Meet or Exceed FDIC Insurance Limit	Time Deposits that Meet or Exceed FDIC Insurance Limit
Maturity distribution:
Within three months	$26,648	$18,398
Over three through six months	15,170	6,920
Over six through twelve months	32,615	29,865
Over twelve months	2,978	1,478
Total	$77,411	$56,661

Borrowings:

As of December 31, 2024, the Bank had outstanding borrowings of $200.0 million in a term loan from FHLB maturing in January 2027 at a rate of 4.32%. The proceeds of the term loan were used to restructure borrowings and to fund expected loan growth.

On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5% per year for 5 years and then convert to a floating rate of SOFR plus 4.93% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to a floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue and is being amortized to the maturity date of each issue on a pro-rata basis. The notes are recorded on the consolidated balance sheet net of unamortized debt issuance costs. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Shareholders’ equity increased by $12.6 million to $144.7 million at December 31, 2024. Retained earnings increased $5.5 million in 2024 from earnings of $11.1 million offset by dividends paid of $5.6 million ($1.28 per share). The dividend payout ratio was 50.7% in 2024 compared to 41.2% in 2023.

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

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.7 million to capital during 2024. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $730 thousand of optional cash purchases.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2024 was 4.96%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2024, the Bank was “well capitalized’ under the Basel III requirements.

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

The following table presents capital ratios for the Corporation and Bank at December 31:

Table 13. Capital Ratios

	2024		2023
	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	11.31%	11.71%	11.82%	12.38%
Total risk-based capital ratio	13.85%	12.96%	14.45%	13.63%
Tier 1 risk-based capital ratio	11.31%	11.71%	11.82%	12.38%
Tier 1 leverage ratio	7.92%	8.20%	9.01%	9.44%

For additional information on capital adequacy refer to Note 2 of the accompanying consolidated financial statements.

Local Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin County, PA, and Washington County, MD. This area is diverse in demographic and economic composition. County populations range from a low of approximately 15,000 in Fulton County to over 289,000 in Dauphin County. The market area has a diverse economic base and local industries include warehousing, truck and rail shipping centers, light and heavy manufacturers, health care, higher education institutions, farming and agriculture, and a varied service sector. The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth. The following provides selected economic data for the Bank’s primary market at December 31:

Economic Data

	2024	2023
Unemployment Rate (not seasonally adjusted)
Market area range (1)	2.7% - 3.8%	2.4% - 3.5%
Pennsylvania (seasonally adjusted)	3.4%	3.4%
Maryland (seasonally adjusted)	3.0%	1.7%
United States (seasonally adjusted)	4.2%	3.7%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	9.5%	4.6%
United States	5.1%	4.8%

Building Permits - year over year change -12 months (2)
Residential, estimated	6.1%	-15.4%
Multifamily, estimated	46.0%	-50.7%

(1) Cumberland, Dauphin, Franklin, Fulton and Huntingdon County, PA, Washington County, MD and State of Maryland
(2) Harrisburg-Carlisle, PA MSA, Chambersburg-Waynesboro, PA MSA and Hagerstown, MD Martinsburg, WV MSA

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In January 2025, the FOMC release included this: “Recent indicators suggest that economic activity has continued to expand at a solid pace. The unemployment rate has stabilized at a low level in recent months, and labor market conditions remain solid. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. The Committee judges that the risks to achieving its employment and inflation goals are roughly in balance. The economic outlook is uncertain, and the Committee is attentive to the risks to both sides of its dual mandate. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. The Committee is strongly committed to supporting maximum employment and returning inflation to its 2 percent objective. In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals. The Committee’s assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.” Over the long-term, the Corporation benefits from higher interest rates.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered as collateral for borrowings are an additional source of readily available liquidity (approximately $301.4 million fair value), either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at December 31, 2024.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$562,697	$200,000	$362,697
Federal Reserve Bank Discount Window	64,575	—	64,575
Correspondent Banks	76,000	—	76,000
Total	$703,272	$200,000	$503,272

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

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2024	2023
Commercial commitments to extend credit	$328,806	$325,982
Consumer commitments to extend credit (secured)	135,776	112,157
Consumer commitments to extend credit (unsecured)	5,352	5,964
	$469,934	$444,103
Standby letters of credit	$28,815	$19,851

ACL - Unfunded Commitments (1)	$2,030	$2,022
(1) Reported in Other Liabilities on the Consolidated Balance Sheets

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

Table 14. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income
Change in rates (basis points)	Projected	% Change
+300	$64,596	4.4%
+200	$63,852	3.2%
+100	$62,972	1.8%
unchanged	$61,879	—
(100)	$60,570	(2.1)%
(200)	$59,645	(3.6)%
(300)	$58,606	(5.3)%

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Adoption of Qualitative Factor Framework and Subsequent Application of Risk Assignments to Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses over the life of loans. Estimates of expected credit losses are based on historical experience, adjusted for management's evaluation of current conditions and reasonable and supportable forecasts over the life of the loans.

The Company measures expected credit losses based on pooled loans when similar risk characteristics exist. The ACL for pooled loans is the sum of quantitative and qualitative loss estimates. The quantitative portion is based on historical loss rates. A historical loss rate is calculated for each pool of loans. Adjustments to the quantitative portion are made for differences in: lending policy, procedures and practice; economic conditions; nature and volume of loans; experience of lending team; volume of past due loans; quality of the loan review system; concentrations of credit; and other external factors. These adjustments are formulated through a qualitative factor framework that comprises the eight aforementioned factors and assigns a risk level to each factor. The risk factors are weighted to reflect management's estimate of how the factor affects expected losses. The risk levels within each factor are measured in basis points and range from minimal risk to very high risk. Management assigns risk levels to each factor based on their evaluation of each the eight risk factors.

Auditing the qualitative factors within the ACL was identified by us as a critical audit matter because of the significant auditor judgment applied and significant audit effort needed to evaluate the subjective and complex judgments made by management related to the determination of the qualitative factors used in the calculation.

The primary procedures performed to address the critical audit matter included substantively evaluating:

•The appropriateness of significant judgments applied in the qualitative framework, including the qualitative factors chosen, associated weightings, and allocation range within the framework.

•The application of risk assignments for the individual qualitative factors, including the appropriateness of management’s basis for risk level assignments.

•The relevance and reliability of data used in determining the risk level assignments.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.

March 14, 2025

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2024	2023
Assets
Cash and due from banks	$19,848	$19,505
Short-term interest-earning deposits in other banks	183,765	3,635
Total cash and cash equivalents	203,613	23,140
Long-term interest-earning deposits in other banks	1,499	6,229
Debt securities available for sale, at fair value	508,604	472,503
Equity securities	166	427
Restricted stock	8,775	2,375
Loans held for sale	2,470	213
Loans	1,398,077	1,256,985
Allowance for credit losses	(17,653)	(16,052)
Net Loans	1,380,424	1,240,933
Premises and equipment, net	29,039	28,543
Right of use asset	4,106	4,680
Bank owned life insurance	22,735	22,758
Goodwill	9,016	9,016
Deferred tax asset, net	10,831	11,801
Other assets	16,563	13,421
Total assets	$2,197,841	$1,836,039

Liabilities
Deposits
Noninterest-bearing checking	$290,346	$273,050
Money management, savings and interest checking	1,209,396	1,132,482
Time	315,905	132,446
Total deposits	1,815,647	1,537,978
Federal Reserve Bank borrowings	—	90,000
Federal Home Loan Bank advances	200,000	40,000
Subordinate notes	19,699	19,661
Lease liability	4,263	4,816
Other liabilities	13,516	11,448
Total liabilities	2,053,125	1,703,903

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,427,362 shares outstanding at December 31, 2024 and
4,710,972 shares issued and 4,371,231 shares outstanding at December 31, 2023	4,711	4,711
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,791	43,646
Retained earnings	139,463	133,993
Accumulated other comprehensive (loss) income	(35,508)	(40,940)
Treasury stock, 283,610 shares at December 31, 2024 and 339,741 shares at
December 31, 2023, at cost	(7,741)	(9,274)
Total shareholders' equity	144,716	132,136
Total liabilities and shareholders' equity	$2,197,841	$1,836,039

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2024	2023
Interest income
Loans, including fees	$73,996	$58,277
Interest and dividends on investments:
Taxable interest	16,433	14,790
Tax exempt interest	1,093	1,232
Dividend income	692	56
Interest-earning deposits in other banks	9,237	2,407
Total interest income	101,451	76,762
Interest expense
Deposits	30,906	18,843
Federal Reserve Bank borrowings	1,962	2,374
FHLB advances	10,019	857
Subordinate notes	1,050	1,051
Total interest expense	43,937	23,125
Net interest income	57,514	53,637
Provision for credit losses - loans	1,975	2,589
Provision for credit losses - unfunded commitments	8	135
Total provision for credit losses	1,983	2,724
Net interest income after provision for credit loss expense	55,531	50,913
Noninterest income
Wealth management fees	8,538	7,512
Loan service charges	987	811
Gain on sale of loans	565	199
Deposit service charges and fees	2,448	2,492
Other service charges and fees	2,040	1,852
Debit card income	2,279	2,157
Increase in cash surrender value of life insurance	457	448
Net losses on sales of debt securities	(4,267)	(1,119)
Change in fair value of equity securities	209	16
Other	423	483
Total noninterest income	13,679	14,851
Noninterest Expense
Salaries and employee benefits	32,752	28,813
Net occupancy	4,583	4,398
Marketing and advertising	1,891	2,071
Legal and professional	2,133	2,301
Data processing	5,804	4,792
Pennsylvania bank shares tax	483	745
FDIC Insurance	1,710	851
ATM/debit card processing	1,300	1,235
Telecommunications	435	405
Nonservice pension	(51)	(117)
Lease termination	—	495
Other	4,855	4,022
Total noninterest expense	55,895	50,011
Income before income taxes	13,315	15,753
Income tax expense	2,216	2,155
Net income	$11,099	$13,598
Per share
Basic earnings per share	$2.52	$3.11
Diluted earnings per share	$2.51	$3.10

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2024	2023
Net Income	$11,099	$13,598

Debt Securities
Unrealized (losses) gains arising during the period	(300)	10,962
Reclassification adjustment for losses included in net income (1)	4,267	1,119
Reclassification adjustment for losses (gains) realized in income on fair value hedge (2)	2,300	—
Net unrealized gains (losses)	6,267	12,081
Tax effect	(1,316)	(2,537)
Net of tax amount	4,951	9,544

Pension
Unrealized gains arising during the period	565	1,017
Reclassification for net actuarial losses included in net income (3)	44	—
Net unrealized gains	609	1,017
Tax effect	(128)	(214)
Net of tax amount	481	803

Total other comprehensive gain (loss)	5,432	10,347

Total Comprehensive Income (Loss)	$16,531	$23,945

(1) Reclassified to net losses on sales of debt securities
(2) Reclassified to interest income
(3) Reclassified to other expense

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2024 and 2023:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2023	4,390,397	$4,711	$43,535	$125,892	$(51,287)	$(8,654)	$114,197

Net income		—	—	13,598	—	—	13,598
Cumulative change in accounting principle, net of tax		—	—	98	—	—	98
Other comprehensive loss		—	—	—	10,347	—	10,347
Cash dividends declared, $1.28 per share		—	—	(5,595)	—	—	(5,595)
Acquisition of treasury stock	(84,414)	—	—	—	—	(2,394)	(2,394)
Treasury shares issued under dividend reinvestment plan	46,458	—	93	—	—	1,262	1,355
Stock Compensation Plans:
Treasury shares issued	18,790	—	(465)	—	—	512	47
Compensation expense		—	483	—	—	—	483
Balance at December 31, 2023	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136

Net income		—	—	11,099	—	—	11,099
Other comprehensive income		—	—	—	5,432	—	5,432
Cash dividends declared, $1.28 per share		—	—	(5,629)	—	—	(5,629)
Acquisition of treasury stock	(30,292)	—		—	—	(827)	(827)
Treasury shares issued under dividend reinvestment plan	62,247	—	49	—	—	1,700	1,749
Stock Compensation Plans:
Treasury shares issued	24,176	—	(538)	—	—	660	122
Compensation expense		—	634	—	—	—	634
Balance at December 31, 2024	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$11,099	$13,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,090	2,016
Net amortization of loans and investment securities	2,968	2,462
Amortization of subordinate debt issuance costs	38	38
Provision for credit losses	1,983	2,724
Change in fair value of equity securities	(209)	(16)
Realized losses on sales of debt securities	4,267	1,119
Loans originated for sale	(43,086)	(13,965)
Proceeds from sale of loans	41,394	14,234
Gain on sale of loans held for sale	(565)	(199)
Increase in cash surrender value of life insurance	(457)	(448)
Gains from claims on life insurance policies	(78)	—
Stock option compensation	634	483
Increase in other assets	1,077	(534)
Increase in other liabilities	1,073	3,913
Deferred tax (benefit) expense	(473)	1,140
Net cash provided by operating activities	21,755	26,565
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	4,730	7,746
Proceeds from sales and calls of investment securities available for sale	42,413	40,113
Proceeds from maturities and pay-downs of securities available for sale	54,820	32,295
Purchase of investment securities available for sale	(136,268)	(50,252)
Net increase in restricted stock	(6,400)	(1,731)
Net increase in loans	(141,652)	(205,939)
Proceeds from surrender of life insurance policies	558	—
Capital expenditures	(2,567)	(499)
Net cash used in investing activities	(184,366)	(178,267)
Cash flows from financing activities
Net increase (decrease) in demand deposits, interest-bearing checking, and savings accounts	94,210	(88,526)
Net increase in time deposits	183,459	75,056
Increase in long-term borrowings (FHLB)	200,000	—
(Decrease) increase in long-term borrowings (FHLB & FRB)	(130,000)	130,000
Dividends paid	(5,629)	(5,595)
Purchase of Treasury shares	(827)	(2,394)
Cash received from option exercises	122	47
Treasury shares issued under dividend reinvestment plan	1,749	1,355
Net cash provided by financing activities	343,084	109,943
Increase (decrease) in cash and cash equivalents	180,473	(41,759)
Cash and cash equivalents as of January 1	23,140	64,899
Cash and cash equivalents as of December 31	$203,613	$23,140
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$43,105	$19,460
Income taxes	$1,859	$1,344
Noncash Activities:
Lease liabilities arising from obtaining right-of-use assets	$20	$—
Noncash extinguishment of lease liability	$—	$537
Noncash decrease in right-of-use asset	$—	$507
The accompanying notes are an integral part of these unaudited financial statements.

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

Significant Group Concentrations of Credit Risk – Most of the Corporation’s activities are with customers located within its primary market area. Note 4 of the consolidated financial statements shows the types of securities in which the Corporation invests. Note 5 of the consolidated financial statements shows the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations in any one industry or customer.

Statement of Cash Flows – For purposes of reporting cash flows, cash and cash equivalents include Cash and due from banks, interest-bearing deposits in other banks and cash items with original maturities less than 90 days.

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2024 and 2023, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available-for-sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which eliminated the previous concept of other-than-temporary impairment for AFS securities. (see Allowance for Credit Losses below).

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $8.8 million of restricted stock at the end of 2024. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2024.

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

As required by ASC 815, the Corporation records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Corporation may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Corporation elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation may make an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2024, there were no derivatives subject to a netting agreement.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2024 represent loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank.

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

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

ACL - Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2024 and 2023, all debt securities were classified as AFS, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

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

Wealth Management – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of assets under management (including assets held at third party brokers) was $1.3 billion at December 31, 2024 and $1.2 billion at December 31, 2023.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was $2.0 million at December 31, 2024 and December 31, 2023.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2024	2023
Weighted average shares outstanding (basic)	4,403	4,374
Impact of common stock equivalents	11	7
Weighted average shares outstanding (diluted)	4,414	4,381
Anti-dilutive options excluded from calculation	—	—
Net income	$11,099	$13,598
Basic earnings per share	$2.52	$3.11
Diluted earnings per share	$2.51	$3.10

Segment Reporting – The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its community offices and electronic banking applications, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and providing safe deposit services. The Bank also performs personal, corporate, pension and fiduciary services through its Wealth Management Department. Prior to 2024, the Corporation had one reportable segment, Community Banking, that reflected the consolidated results of the Corporation.

Beginning in 2024, Management determined that its Wealth Management function qualified as a reportable segment, in addition to Community Banking, because of the amount of fee income it generates, its discrete financial information, and its management and review by its chief operating decision maker. Note 25 of the accompanying financial statements provides additional information on the reportable segments.

Comprehensive Income – Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income and includes net income and unrealized gains or losses, net of tax, on investment securities, derivatives, reclassifications and the change in plan assets and benefit obligations on the Bank’s pension plan, net of tax.

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

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU in 2024 and it did not have an effect on its consolidated financial statements.

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

Effective Date	January 1, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU in 2024 and it did not have an effect on its consolidated financial statements.

ASU 2023-07, Segment Reporting (Topic 280): improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU as of December 31, 2024 and it did not have an effect on its consolidated financial statements.

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

ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
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

ASU 2024-03, Income Statement Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expense
Description

This ASU will change the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (for example, employee compensation, depreciation, and amortization) in expense captions.

Effective Date	Fiscal years beginning after December 31, 2026 and interim periods within fiscal years beginning after December 31, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $160.6 million at December 31, 2024. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a total risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2024 was 4.96%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2024, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios see the section titled Shareholders’ Equity, and Table 13.

At December 31, 2024, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $339 thousand at December 31, 2024, which is being amortized on a pro-rata basis over a 5-year and 10-year period, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

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

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2024
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$171,208	11.31%	$68,095	N/A	N/A	N/A
Bank	179,837	11.71%	69,088	4.50%	$99,794	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$171,208	11.31%	$90,793	N/A	N/A	N/A
Bank	179,837	11.71%	92,117	6.00%	$122,823	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$209,603	13.85%	$121,057	N/A	N/A	N/A
Bank	199,033	12.96%	122,823	8.00%	$153,529	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$171,208	7.92%	$86,449	N/A	N/A	N/A
Bank	179,837	8.20%	87,715	4.00%	$109,644	5.00%

	As of December 31, 2023
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$164,060	11.82%	$62,463	N/A	N/A	N/A
Bank	171,932	12.38%	62,496	4.50%	$90,271	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$164,060	11.82%	$83,284	N/A	N/A	N/A
Bank	171,932	12.38%	83,327	6.00%	$111,103	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$200,589	14.45%	$111,046	N/A	N/A	N/A
Bank	189,300	13.63%	111,103	8.00%	$138,879	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$164,060	9.01%	$72,833	N/A	N/A	N/A
Bank	171,932	9.44%	72,871	4.00%	$91,088	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Federal Reserve’s reserve requirement on the Bank’s deposit liabilities is 0%. Therefore, the Bank was not required to hold any reserves at December 31, 2024 and 2023. At December 31, 2024, the Corporation had posted cash collateral of $5.2 million to a counterparty in a derivative transaction.

Note 4. Investments

Available for Sale (AFS) Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2024 and 2023 is as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2024	cost	gains	losses	value
U.S. Treasury	$36,192	$—	$(4,395)	$31,797
Municipal	156,528	37	(22,973)	133,592
Corporate	26,356	1	(2,133)	24,224
Agency mortgage & asset-backed	180,423	178	(10,780)	169,821
Non-Agency mortgage & asset-backed	154,554	45	(5,429)	149,170
Total	$554,053	$261	$(45,710)	$508,604

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2023	cost	gains	losses	value
U.S. Treasury	$83,494	$—	$(9,403)	$74,091
Municipal	161,339	—	(22,721)	138,618
Corporate	26,336	—	(3,138)	23,198
Agency mortgage & asset-backed	142,565	90	(10,064)	132,591
Non-Agency mortgage & asset-backed	108,185	48	(4,228)	104,005
Total	$521,919	$138	$(49,554)	$472,503

At December 31, 2024 and 2023, the fair value of investment securities pledged to secure public funds and trust deposits totaled $151.7 million and $207.4 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity except U.S. Treasuries.

The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed and asset-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	42,038	38,015
Due after five years through ten years	87,395	75,855
Due after ten years	89,643	75,743
	219,076	189,613
Mortgage-backed and asset-backed	334,977	318,991
Total	$554,053	$508,604

The composition of the net realized securities (losses) gains for the years ended December 31 is as follows:

(Dollars in thousands)	2024	2023
Proceeds	$42,413	$40,113

Gross gains realized	—	12
Gross losses realized	(4,267)	(1,131)
Net (losses)/gains realized	$(4,267)	$(1,119)

Tax benefit on net losses realized	$896	$235

Allowance for Credit Losses:

The following table reflects the unrealized losses in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2024 and 2023. Securities in an unrealized loss position are evaluated at least quarterly for impairment. For this evaluation, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The debt securities in a loss position and subject to evaluation at December 31, 2024 and 2023, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

	December 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$31,797	$(4,395)	13	$31,797	$(4,395)	13
Municipal	—	—	—	132,550	(22,973)	164	132,550	(22,973)	164
Corporate	—	—	—	23,237	(2,133)	50	23,237	(2,133)	50
Agency mortgage & asset-backed	55,121	(2,251)	18	101,171	(8,529)	217	156,292	(10,780)	235
Non-Agency mortgage & asset-backed	79,422	(2,974)	26	53,615	(2,455)	50	133,037	(5,429)	76
Total temporarily impaired	$134,543	$(5,225)	44	$342,370	$(40,485)	494	$476,913	$(45,710)	538

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$74,091	$(9,403)	28	$74,091	$(9,403)	28
Municipal	—	—	—	138,618	(22,721)	168	138,618	(22,721)	168
Corporate	1,483	(167)	5	21,715	(2,971)	46	23,198	(3,138)	51
Agency mortgage & asset-backed	6,227	(186)	19	118,053	(9,878)	223	124,280	(10,064)	242
Non-Agency mortgage & asset-backed	47,928	(560)	19	50,071	(3,668)	56	97,999	(4,228)	75
Total temporarily impaired	$55,638	$(913)	43	$402,548	$(48,641)	521	$458,186	$(49,554)	564

Equity Securities at fair value

The Corporation owns one equity investment with a readily determinable fair value. At December 31, 2024 and 2023, this investment was reported at a fair value of $166 thousand and $427 thousand, respectively, with changes in value reported through income.

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

Commercial real estate loans present a higher level of risk than residential real estate loans. Repayment of these loans is normally dependent on cash-flow generated by the operation of a business that utilizes the real estate. The successful operation of the business, and therefore repayment ability, may be affected by general economic conditions outside of the control of the operator. On most commercial real estate loans ongoing monitoring of cash flow and other financial performance indicators is completed annually through financial statement analysis. In addition, the value of the collateral may be negatively affected by economic conditions and may be insufficient to repay the loan in the event of default. In the event of foreclosure, commercial real estate may be more difficult to liquidate than residential real estate.

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

A summary of loans outstanding, by class, at December 31 is as follows:

(Dollars in thousands)	2024	2023
Residential Real Estate 1-4 Family
Consumer first liens	$181,780	$142,017
Commercial first lien	58,821	63,271
Total first liens	240,601	205,288

Consumer junior liens and lines of credit	76,035	68,752
Commercial junior liens and lines of credit	6,199	3,809
Total junior liens and lines of credit	82,234	72,561
Total residential real estate 1-4 family	322,835	277,849

Residential real estate - construction
Consumer	20,742	13,837
Commercial	11,685	12,063
Total residential real estate construction	32,427	25,900

Commercial real estate	803,365	703,767
Commercial	230,597	242,654
Total commercial	1,033,962	946,421

Consumer	8,853	6,815
	1,398,077	1,256,985
Less: Allowance for credit losses	(17,653)	(16,052)
Net Loans	$1,380,424	$1,240,933

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,766	$1,615

Loans pledged as collateral for borrowings and commitments from:
FHLB	$775,410	$699,527
Federal Reserve Bank	96,592	83,482
Total	$872,002	$783,009

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2024	2023
Balance at beginning of year	$11,545	$13,283
New loans made	18,476	8,870
Repayments	(18,278)	(10,608)
Balance at end of year	$11,743	$11,545

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at December 31, 2024 is adequate.

The following table presents loans by year of origination and internally assigned risk ratings as of December 31, 2024:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,306	$9,436	$7,529	$10,133	$8,099	$20,251	$4,079	$—	$64,833
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	187	—	187
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,306	9,436	7,529	10,133	8,099	20,251	4,266	—	65,020
Consumer:
Performing	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Total	$41,520	$76,684	$38,819	$24,436	$17,113	$47,995	$58,413	$17,855	$322,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$5,582	$3,306	$403	$1,150	$159	$1,085	$—	$—	$11,685
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,582	3,306	403	1,150	159	1,085	—	—	11,685
Consumer:
Performing	20,742	—	—	—	—	—	—	—	20,742
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	20,742	—	—	—	—	—	—	—	20,742
Total	$26,324	$3,306	$403	$1,150	$159	$1,085	$—	$—	$32,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$95,410	$221,889	$106,385	$93,228	$32,546	$218,875	$16,290	$—	$784,623
OAEM (6)	—	—	1,772	1,711	6,624	—	—	—	10,107
Substandard (7)	—	6,301	266	—	—	2,018	50	—	8,635
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$95,410	$228,190	$108,423	$94,939	$39,170	$220,893	$16,340	$—	$803,365
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$25,398	$16,289	$27,545	$37,927	$18,196	$60,126	$42,595	$—	$228,076
OAEM (6)	—	11	420	1,500	9	—	250	—	2,190
Substandard (7)	—	—	—	—	58	—	273	—	331
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$25,398	$16,300	$27,965	$39,427	$18,263	$60,126	$43,118	$—	$230,597
Current period gross charge-offs	$(11)	$—	$(287)	$—	$—	$—	$(161)	$—	$(459)

Consumer:
Performing	2,289	1,140	386	1,682	36	27	3,291	—	8,851
Nonperforming	—	—	—	1	—	—	1	—	2
Total	$2,289	$1,140	$386	$1,683	$36	$27	$3,292	$—	$8,853
Current period gross charge-offs	$(44)	$—	$—	$—	$(6)	$—	$(49)	$—	$(99)

The following table presents loans by year of origination and internally assigned risk ratings as of December 31, 2023:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$9,867	$9,088	$11,038	$9,691	$2,433	$22,906	$2,057	$—	$67,080
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	9,867	9,088	11,038	9,691	2,433	22,906	2,057	—	67,080
Consumer:
Performing	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	53,128	34,136	15,625	10,245	5,222	28,423	43,968	20,022	210,769
Total	$62,995	$43,224	$26,663	$19,936	$7,655	$51,329	$46,025	$20,022	$277,849
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$6,845	$2,209	$1,289	$214	$—	$1,506	$—	$—	$12,063
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,845	2,209	1,289	214	—	1,506	—	—	12,063
Consumer:
Performing	13,837	—	—	—	—	—	—	—	13,837
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,837	—	—	—	—	—	—	—	13,837
Total	$20,682	$2,209	$1,289	$214	$—	$1,506	$—	$—	$25,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$180,052	$110,886	$98,540	$34,307	$38,603	$214,179	$10,567	$—	$687,134
OAEM (6)	2,955	1,350	1,000	6,823	—	2,182	139	—	14,449
Substandard (7)	—	—	—	—	—	2,134	50	—	2,184
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$183,007	$112,236	$99,540	$41,130	$38,603	$218,495	$10,756	$—	$703,767
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$34,851	$33,983	$45,754	$22,847	$3,579	$64,542	$36,508	$—	$242,064
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	317	—	—	—	—	273	—	590
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$34,851	$34,300	$45,754	$22,847	$3,579	$64,542	$36,781	$—	$242,654
Current period gross charge-offs	$(125)	$—	$(130)	$—	$—	$—	$(50)	$—	$(305)

Consumer:
Performing	1,863	669	1,985	148	80	5	2,060	—	6,810
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,863	$669	$1,985	$148	$80	$5	$2,065	$—	$6,815
Current period gross charge-offs	$(63)	$—	$(10)	$(2)	$(6)	$—	$(36)	$—	$(117)

The following presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+			Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
December 31, 2024
Residential Real Estate 1-4 Family
First liens	$—	$—	$—	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	—	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial	266	—	—	147	—	—
Consumer	—	—	2	—	—	5
Total	$266	$—	$2	$147	$—	$5

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

The following table presents the aging of payments in the loan portfolio as of December 31, 2024 and 2023:

(Dollars in thousands)
	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2024
Residential Real Estate 1-4 Family
First liens	$203	$640	$—	$843	$239,758	$240,601
Junior liens and lines of credit	241	160	—	401	81,833	82,234
Total	444	800	—	1,244	321,591	322,835
Residential real estate - construction	—	—	—	—	32,427	32,427
Commercial real estate	380	219	—	599	802,766	803,365
Commercial	747	50	266	1,063	229,534	230,597
Consumer	30	4	2	36	8,817	8,853
Total	$1,601	$1,073	$268	$2,942	$1,395,135	$1,398,077

	Loans Past Due			Total		Total
December 31, 2023	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
Residential Real Estate 1-4 Family
First liens	$62	$394	$—	$456	$204,832	$205,288
Junior liens and lines of credit	239	228	—	467	72,094	72,561
Total	301	622	—	923	276,926	277,849
Residential real estate - construction	—	—	—	—	25,900	25,900
Commercial real estate	3,232	—	—	3,232	700,535	703,767
Commercial	542	112	147	801	241,853	242,654
Consumer	21	12	5	38	6,777	6,815
Total	$4,096	$746	$152	$4,994	$1,251,991	$1,256,985

At December 31, 2024 and 2023, the Bank had $0 of residential properties in the process of foreclosure. Interest not recognized on nonaccrual loans was $8 thousand for the year ended December 31, 2024 and $6 thousand for the year ended December 31, 2023.

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

No loan modifications were made to borrowers experiencing financial difficulties during 2024 and 2023.

Allowance for Credit Losses:

The following table shows the activity in the Allowance for Credit Loss (ACL), for the years ended December 31, 2024 and 2023:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Unallocated	Total

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052
Charge-offs	—	—	—	(2)	(459)	(99)	—	(560)
Recoveries	3	—	14	4	130	35	—	186
Provision	198	42	66	1,345	221	103	—	1,975
ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$—	$17,653

ALL at December 31, 2022	$459	$234	$343	$7,493	$4,846	$133	$667	$14,175
Impact of adopting CECL on 1-1-23	1,096	493	(95)	584	(1,907)	(40)	(667)	(536)
Charge-offs	—	—	—	—	(305)	(117)	—	(422)
Recoveries	2	—	49	1	112	82	—	246
Provision	(261)	(308)	(1)	2,579	544	36	—	2,589
ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$—	$16,052

At December 31, 2024, there was one collateral dependent loan for $266 thousand secured by real estate. There were no collateral dependent loans at December 31, 2023.

Note 7. Premises and Equipment

The components of premises and equipment were as follows for the periods ending:

		For the years ended December 31,
(Dollars in thousands)	Estimated Life	2024	2023
Land		$3,935	$3,607
Buildings and leasehold improvements	15 - 30 years, or lease term	34,880	33,947
Furniture, fixtures and equipment	3 - 10 years	10,241	11,097
Total cost		49,056	48,651
Less: Accumulated depreciation		(20,017)	(20,108)
Net premises and equipment		$29,039	$28,543

The following table shows the amount of depreciation for the years ended December 31:

	2024	2023
Depreciation expense	$1,758	$2,137

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

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended December 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$764	$815
Short-term lease cost	3	16
Variable lease cost	156	147
Total lease cost	$923	$978

Supplemental Lease Information:

(Dollars in thousands)	For the years ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$733	$791

Weighted-average remaining lease term (years)	11.6	12.0
Weighted-average discount rate	3.48%	3.40%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

(Dollars in thousands)

2025	$681
2026	564
2027	421
2028	393
2029	397
2030 and beyond	2,808
Undiscounted cash flows	5,264
Imputed interest	(1,001)
Total lease liability	$4,263

Note 9. Other Real Estate Owned

The Bank had no other real estate owned at December 31, 2024 and 2023.

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, Goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2024. The 2024 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of likely impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not likely impaired in 2024 and did not make a further assessment.

The 2023 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was not likely impaired in 2023 and did not make a further assessment.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$290,346	$273,050

Interest-bearing checking	417,870	454,517
Money management	694,880	572,058
Savings	96,646	105,907
Total interest-bearing checking and savings	1,209,396	1,132,482

Time deposits	315,905	132,446

Total deposits	$1,815,647	$1,537,978

Overdrawn deposit accounts reclassified as loans	$136	$160

Time deposits greater than $250,000 at December 31, 2024 and 2023 were $77.4 million and $44.4 million, respectively.

At December 31, 2024 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2025	$208,218
2026	8,999
2027	24,864
2028	5,104
2029	68,720
Total	$315,905

The deposits of directors, executive officers, related interests and affiliated enterprises totaled $4.1 million and $4.8 million at December 31, 2024 and 2023, respectively.

Note 12. Other Borrowings

The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank had no short-term borrowings at December 31, 2024 and 2023.

At December 31, 2024 and 2023, other borrowings were:

	December 31
(Dollars in thousands)	2024	2023
FHLB maturing January 12, 2027, with fixed rate at 4.32%	$200,000	$-
FHLB maturities through 2024, floating with SOFR, at rates from 5.82% to 5.83%, averaging 5.82%	-	40,000
Federal Reserve maturities through 2024, with fixed rates from 4.38% to 4.93%, averaging 4.58%	-	90,000
	$200,000	$130,000

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2024 was $562.7 million with $362.7 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio ($775.4 million) together with pledged securities with a fair value of $28.0 million.

Scheduled payments on other borrowings over the next five years are as follows:

(Dollars in thousands)
2025	$-
2026	-
2027	200,000
2028	-
2029	-

$200,000

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $65 million. The Bank also has $76.0 million in unsecured lines of credit at three correspondent banks.

Note 13. Subordinate Notes

At December 31, 2024 and 2023, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $339 thousand at December 31, 2024 and $377.0 thousand at December 31, 2023, which is being amortized on a pro-rata basis, based on the maturity dates of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Income Taxes

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2024	2023
Allowance for credit losses	$3,810	$3,440
Deferred compensation	951	939
Purchase accounting	20	20
Accumulated other comprehensive loss	9,439	10,882
Lease liabilities	920	1,032
Other	605	596
Total gross deferred tax assets	15,745	16,909

Deferred Tax Liabilities
Depreciation	2,936	3,023
Right-of-use asset	886	1,002
Joint ventures and partnerships	48	43
Pension	663	694
Deferred loan fees and costs, net	381	346
Total gross deferred tax liabilities	4,914	5,108
Net deferred tax asset	$10,831	$11,801

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

The components of income taxes attributable to income from operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2024	2023
Current tax expense (benefit)	$2,689	$1,015
Deferred tax expense (benefit)	(473)	1,140
Income tax provision	$2,216	$2,155

For the years ended December 31, 2024 and 2023, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2024 and 2023. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2024	%	2023	%
Tax provision at statutory rate	$2,796	21.0%	$3,310	21.0%
Income on tax-exempt loans and securities	(881)	-6.6%	(949)	-6.0%
Investment in solar tax credit	(29)	-0.2%	(325)	-2.1%
Nondeductible interest expense relating to carrying tax-exempt obligations	323	2.4%	215	1.4%
Income from bank owned life insurance	(107)	-0.8%	(88)	-0.6%
Stock option compensation	12	0.1%	(1)	0.0%
Other, net	102	0.8%	(7)	0.0%
Income tax provision	$2,216	16.6%	$2,155	13.7%

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2024 or 2023. The Corporation had no uncertain tax positions at December 31, 2024. The Corporation is no longer subject to U.S. Federal and state examinations by tax authorities for the years before 2021.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	For the Years Ended December 31
	2024	2023

Net unrealized losses on debt securities	$(43,149)	$(49,416)
Tax effect	9,061	10,377
Ending balance	$(34,088)	$(39,039)

Accumulated pension adjustment	$(1,797)	$(2,406)
Tax effect	377	505
Net of tax amount	$(1,420)	$(1,901)

Total accumulated other comprehensive loss	$(35,508)	$(40,940)

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. At December 31, 2024, the Corporation had posted cash collateral of $5.2 million to a counterparty, reported in interest-bearing deposits in other banks on the Consolidated Balance Sheet.

Derivatives Not Designated as Hedges – These derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024 and 2023:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2024			As of December 31, 2023
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$111,087	Other Assets	$2,275	$—	Other Assets	$—
Total derivatives designated as hedging instruments			$2,275			$—

Derivatives not designated as hedging instruments
Other Contracts	$6,064	Other Liabilities	$—	$6,268	Other Liabilities	$2
Total derivatives not designated as hedging instruments			$—			$2

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement as of December 31, 2024 and 2023:

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2024	2023
Interest rate swaps	Investment income	$212	$-

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2024 and 2023:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2024	2023
Other Contracts	Other income	$1	$1

The table below presents the carrying amount of the derivative financial instruments as of December 31, 2024 and 2023:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging instruments
(Dollars in thousands)	Year Ended December 31		Year Ended December 31
	2024	2023	2024	2023
Investment securities, AFS (1)	$112,261	$-	$(2,300)	$-

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At December 31, 2024, the fair value of the closed portfolio used in these hedging relationships was $2.3 million and the notional amount was $111.1 million.

Note 17. Benefit Plans

The Bank has a 401(k) plan which includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $1.3 million in 2024 and in 2023. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007 and the plan was closed to new participants on this date. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs is $78 thousand. The Bank uses December 31 as the measurement date for its pension plan.

The Bank’s Pension Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the 2024 and 2023 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2024	2023
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$13,129	$13,865
Service cost	219	216
Interest cost	769	806
Actuarial (gain) loss	(14)	(214)
Benefits paid	(855)	(1,544)
Benefit obligation at end of measurement year	13,248	13,129

Change in plan assets
Fair value of plan assets at beginning of measurement year	13,962	13,779
Actual return on plan assets net of expenses	1,414	1,727
Benefits paid	(855)	(1,544)
Fair value of plan assets at end of measurement year	14,521	13,962

Funded status of projected benefit obligation	$1,273	$833

	For the Years Ended December 31
	2024	2023
Assumptions used to determine benefit obligations:
Discount rate	6.32%	5.96%
Rate of compensation increase	5.00%	6.00%
Expected long-term return on plan assets	6.00%	6.00%

(Dollars in thousands)
Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2024	2023
Net actuarial loss	$(1,797)	$(2,406)
Tax effect	377	505
Net amount recognized in accumulated other comprehensive loss	$(1,420)	$(1,901)

(Dollars in thousands)	For the Years Ended December 31
Components of net periodic pension cost	2024	2023
Service cost	$219	$216
Interest cost	769	806
Expected return on plan assets	(863)	(923)
Recognized net actuarial loss	43	—
Net periodic pension cost	168	99
Total net periodic pension cost	$168	$99

	For the Years Ended December 31
	2024	2023
Assumptions used to determine net periodic benefit cost:
Discount rate	5.96%	6.17%
Rate of compensation increase	6.00%	6.00%
Expected long-term return on plan assets	6.00%	6.00%

Asset allocations:
Cash and cash equivalents	3%	3%
Common stocks	29%	36%
Corporate bonds	17%	14%
Municipal bonds	24%	28%
Investment fund - debt	6%	2%
Investment fund - equity	18%	13%
Deposit in immediate participation guarantee contract	3%	4%
Total	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2024 and 2023. For more information on the levels within the fair value hierarchy, please refer to Note 22.

(Dollars in Thousands)	December 31, 2024
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$473	$473	$—	$—
Equity securities	4,256	4,256	—	—
Corporate bonds	2,470	—	2,470	—
Municipal bonds	3,469	—	3,469	—
Investment fund - debt	856	856	—	—
Investment fund - equity	2,623	2,623	—	—
Deposit in immediate participation guarantee contract	361	361	—	—
Cash surrender value of life insurance	13	—	—	13
Total assets	$14,521	$8,569	$5,939	$13

(Dollars in Thousands)	December 31, 2023
Asset Description	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$457	$457	$—	$—
Equity securities	4,978	4,978	—	—
Corporate bonds	1,961	—	1,961	—
Municipal bonds	3,911	—	3,911	—
Investment fund - debt	274	274	—	—
Investment fund - equity	1,831	1,831	—	—
Deposit in immediate participation guarantee contract	537	537	—	—
Cash surrender value of life insurance	13	—	—	13
Total assets	$13,962	$8,077	$5,872	$13

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2024 and 2023:

	Cash Value of Life Insurance
	December 31
(Dollars in thousands)	2024	2023
Balance at the beginning of the period	$13	$28
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	—	(15)
Balance at the end of the period	$13	$13

Contributions

The Bank does not expect to make any contributions in 2025.

Estimated future benefit payments at December 31, 2024 (Dollars in Thousands)

2025	$1,264
2026	1,625
2027	1,676
2028	1,146
2029	844
2030-2034	5,159

Note 18. Stock Based Compensation

In 2004, the Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under the ESPP, options for 250,000 shares of stock can be issued to eligible employees. The number of shares that can be purchased by each participant is defined by the plan and the Board of Directors sets the option price. However, the option price cannot be less than 90% of the fair market value of a share of the Corporation’s common stock on the date the option is granted. The Board of Directors also determines the expiration date of the options; however, no option may have a term that exceeds one year from the grant date. ESPP options are exercisable immediately upon grant. Any shares related to unexercised options are available for future grant. The Board of Directors may amend, suspend or terminate the ESPP at any time. The exercise price of the 2024 ESPP options was set at 95% of the stock’s fair value at the time of the award.

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

The ESPP options and the incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2024 are all exercisable. The ESPP options expire on June 30, 2025 and the ISO options expire 10 years from the grant date. The following table summarizes the activity in the ESPP:

Employee Stock Purchase Plan
	ESPP	Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	Options	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2022	25,943	$28.73	$-
Granted	34,894	26.35
Exercised	(1,607)	27.21
Expired	(27,306)	27.77
Balance Outstanding at December 31, 2023	31,924	$26.35	$166
Granted	37,700	26.87
Exercised	(1,159)	26.61
Expired	(33,188)	26.38
Balance Outstanding at December 31, 2024	35,277	$26.87	$107

Shares available for future grants under the ESPP at December 31, 2024	167,509

The following tables summarize the activity in the Stock Plan:

Incentive Stock Options
		Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	ISOP	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2022	70,454	$28.84	$511
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance Outstanding at December 31, 2023	70,454	$28.84	$191
Granted	—	—
Exercised	(6,375)	22.05
Forfeited	—	—
Balance Outstanding at December 31, 2024	64,079	$29.51	$25

Restricted Shares
		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2022	20,504	$32.40
Granted	15,734	31.64
Vested	(17,183)	31.56
Forfeited	(548)	32.48
Nonvested as of December 31, 2023	18,507	$32.53
Granted	26,001	27.03
Vested	(16,652)	31.18
Forfeited	—	—
Nonvested as of December 31, 2024	27,856	$28.21

Shares available for future grants under the Stock Plan at December 31, 2024	227,540

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $634 thousand in 2024 and $483 in 2023. The amount of unrecognized compensation expense for restricted shares was $405 thousand at December 31, 2024.

The following table provides information about the options outstanding at December 31, 2024:

	Options		Weighted
	Outstanding	Exercise Price	Average Remaining
Stock Option Plan	and Exercisable	per share	Life (years)
Employee Stock Purchase Plan	35,277	$26.87	0.5

Incentive Stock Options	625	22.05	0.2
Incentive Stock Options	14,650	21.27	1.2
Incentive Stock Options	24,050	30.00	2.2
Incentive Stock Options	24,754	34.10	3.2
ISO Total/Average	64,079	$28.84	2.3

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

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 283,610 and 339,741 treasury shares at cost at December 31, 2024 and 2023, respectively.

The following table provides information about the Corporation’s stock repurchase activity under an approved plan:

			Shares Repurchased
Plan Date	Authorized	Expiration	2024	2023
12/14/2023	150,000 shares	12/31/2024	24,520	—

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized but not outstanding common stock to be issued under the plan or it may issue from Treasury shares. The DRIP added $1.7 million to capital during 2024. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $730 thousand of optional cash purchases. During 2024, 62,247 shares of common stock were purchased through the DRIP and 158,205 shares remain to be issued. In January 2025, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2024	2023
Commercial commitments to extend credit	$328,806	$325,982
Consumer commitments to extend credit (secured)	135,776	112,157
Consumer commitments to extend credit (unsecured)	5,352	5,964
	$469,934	$444,103
Standby letters of credit	$28,815	$19,851

ACL - Unfunded Commitments (1)	$2,030	$2,022
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

On January 1, 2023, the Corporation adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the current expected credit loss (CECL) methodology. Upon adoption, $412 thousand was added to the allowance for credit losses (ACL) – unfunded commitments. For 2024, the provision for credit losses-unfunded commitments was $8 thousand compared to $135 thousand for 2023.

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2024, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2024 and 2023.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in 2024. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Derivatives: The fair value of derivatives are based on valuation methods using observable market data as of the measurement data (Level 2). The fair value of derivatives are determined using quantitative models using multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates and other factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources including, brokers, market transactions and third-party pricing services. The fair value represents an estimate of the amount the Corporation would receive or pay to terminate the derivative contract.

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

Recurring Fair Value Measurements

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows:

(Dollars in Thousands)	Fair Value at December 31, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$166	$—	$—	$166

Available for sale:
U.S. Treasury	31,797	—	—	31,797
Municipal	—	133,592	—	133,592
Corporate	—	24,224	—	24,224
Agency mortgage & asset-backed	—	169,821	—	169,821
Non-Agency mortgage & asset-backed	—	149,170	—	149,170
Total available for sale securities	$31,963	$476,807	$—	$508,770

Derivatives	$—	$2,275	$—	$2,275

(Dollars in Thousands)	Fair Value at December 31, 2023
Asset Description	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$427	$—	$—	$427

Available for sale:
U.S. Treasury	74,091	—	—	74,091
Municipal	—	138,618	—	138,618
Corporate	—	23,198	—	23,198
Agency mortgage & asset-backed	—	132,591	—	132,591
Non-Agency mortgage & asset-backed	—	104,005	—	104,005
Total available for sale securities	$74,518	$398,412	$—	$472,930

Liabilities
Derivatives	$—	$2	$—	$2

Nonrecurring Fair Value Measurements

Financial assets measured at fair value on a nonrecurring basis at December 31, 2024 are presented in the table below. There were no financial assets measured at fair value on a nonrecurring basis at December 31, 2023.

(Dollars in Thousands)	Fair Value at December 31, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Collateral Dependent Loans (1)	$—	$—	$380	$380
Total assets	$—	$—	$380	$380

(1)Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2024 and 2023. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2024 and 2023.

The following table presents additional quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2024. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2023.

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements

				Range
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on

			Real estate assets	100% (100%)
			Cost to sell	10%

(1)Collateral Dependent Loans: Collateral dependent loans are reported at the fair value of the underlying collateral if re payment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	December 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$203,613	$203,613	$203,613	$—	$—
Long-term interest-earnings deposits in other banks	1,499	1,499	1,499
Loans held for sale	2,470	2,470	—	2,470	—
Net loans	1,380,424	1,351,450	—	—	1,351,450
Accrued interest receivable	7,348	7,348	—	—	7,348

Financial liabilities:
Deposits	$1,815,647	$1,814,479	$—	$1,814,479	$—
FHLB Advances	200,000	200,883		200,883
Subordinate notes	19,699	18,032	—	18,032	—
Accrued interest payable	4,689	4,689	—	4,689	—

	December 31, 2023
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$23,140	$23,140	$23,140	$—	$—
Long-term interest-earnings deposits in other banks	6,229	6,229	6,229
Loans held for sale	213	213	—	213	—
Net loans	1,240,933	1,207,403	—	—	1,207,403
Accrued interest receivable	7,506	7,506	—	—	7,506

Financial liabilities:
Deposits	$1,537,978	$1,537,480	$—	$1,537,480	$—
Federal Reserve Bank Borrowings	90,000	89,783		89,783
FHLB Advances	40,000	40,110		40,110
Subordinate notes	19,661	18,303	—	18,303	—
Accrued interest payable	3,856	3,856	—	3,856	—

Note 23. Parent Company (Franklin Financial Services Corporation) Condensed Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2024	2023
Assets:
Cash and cash equivalents	$9,137	$10,070
Investment securities	166	427
Equity investment in subsidiaries	153,410	140,074
Other assets	1,704	1,228
Total assets	$164,417	151,799

Liabilities:
Subordinate notes	$19,699	$19,661
Other liabilities	2	2
Total liabilities	19,701	19,663
Shareholders' equity	144,716	132,136
Total liabilities and shareholders' equity	$164,417	$151,799

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2024	2023
Income:
Dividends from Bank subsidiary	$5,956	$5,607
Change in fair value of equity securities	209	16
Dividends	7	7
	6,172	5,630
Expenses:
Interest expense	1,050	1,051
Operating expenses	1,932	1,887
Income before income taxes and equity in undistributed income of subsidiaries	3,190	2,692
Income tax benefit	568	894
Equity in undistributed income of subsidiaries	7,341	10,012
Net income	11,099	13,598
Other comprehensive income/(loss) of subsidiary	5,432	10,347
Comprehensive income (loss)	$16,531	$23,945

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$11,099	$13,598
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(7,341)	(10,012)
Stock option compensation	634	483
Change in fair value of equity security	(209)	(16)
Increase in other assets/liabilities	(531)	(896)
Net cash provided by operating activities	3,652	3,157

Cash flows from financing activities
Dividends paid	(5,629)	(5,595)
Cash received from option exercises	122	47
Common stock issued under dividend reinvestment plan	1,749	1,355
Treasury stock purchase	(827)	(2,394)
Net cash (used in) provided by financing activities	(4,585)	(6,587)
(Decrease) increase in cash and cash equivalents	(933)	(3,430)
Cash and cash equivalents as of January 1	10,070	13,500
Cash and cash equivalents as of December 31	$9,137	$10,070

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

The following table presents Wealth Management Fees for December 31, 2024 and 2023:

	For the Twelve Months Ended
(Dollars in thousands)	December 31,
Wealth Management Fees	2024	2023

Asset Management Fees	$7,760	$6,889
Estate Management Fees	508	295
Commissions	270	328
Total	$8,538	$7,512

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

Note 25. Segment Reporting

The Corporation’s reportable segments are determined by the Chief Operating Officer of the Bank, who is the designated chief operating decision maker (CODM), based upon information provided about the Corporation’s products and services offered primarily between community banking and wealth management segments. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance, products/services, and customer are similar. The CODM evaluates the financial performance of the Corporation’s business segments by evaluating revenue streams, significant expenses, and budget to actual results to assess the performance of the segments and to determine allocation of resources. This evaluation is also used to assess the performance of each segment to evaluate compensation of certain employees.

Segment pretax profit or loss is used to assess the performance of the community banking segment by monitoring net interest income, fee income and noninterest expense. In this segment, interest income on loans and securities, and banking service fees are the primary source of revenue. Interest expense, the provision for credit losses, and salaries and benefits are the primary expenses.

Segment pretax profit or loss is used to assess the performance of the wealth management segment by monitoring fee income and operating expense, and by assets under management. In this segment, fees from assets under management are the primary source of revenue, while salaries and benefits are the primary expense.

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$73,996	$73,996	$—	$58,277	$58,277
Interest income - investments	—	18,211	18,218	—	16,071	16,078
Interest income - interest-earning deposits in other banks	—	9,237	9,237	—	2,407	2,407
Wealth fee income	8,538	—	8,538	7,512	—	7,512
Total segment income	$8,538	$101,444	$109,989	$7,512	$76,755	$84,274

Reconciliation of revenue
Other revenue - not allocated to a segment			5,141			7,339
Total consolidated revenue			$115,130			$91,613

Less:
Interest expense - deposits	$—	$30,906	$30,906	$—	$18,843	$18,843
Interest expense - other borrowings	—	11,981	13,031	—	3,231	4,282
Provision for credit losses	—	1,983	1,983	—	2,724	2,724
Salary and benefit expense	3,829	28,923	32,752	3,722	25,091	28,813
Segment profit	$4,709	$27,651	$36,458	$3,790	$26,866	$36,951

Other expenses - not allocated to a segment			23,143			21,198

Income before taxes			$13,315			$15,753

Other segment disclosures
Net occupancy	$524	$4,059	$4,583	$400	$3,998	$4,398
Data processing	$198	$5,606	$5,804	$197	$4,595	$4,792

Total assets for reportable segments	$1,555	$2,194,365	$2,197,841	$1,422	$1,834,333	$1,836,039

Note 26. Tax Credit Investments

The Corporation has invested in various solar tax credit limited partnerships or LLCs. These partnerships develop, build and operate solar renewable energy projects. Over the course of these investments, the Corporation expects to receive federal tax credits, tax-related benefits and excess cash distributions, if available. At December 31, 2024, the balance of these investments was ($382) thousand. The Corporation has no unfunded commitments to these projects.

During the years ended December 31, 2024 and 2023, the Corporation recognized other income, net of amortization of $447 thousand and $0, respectively, reported in Other Noninterest Income on the consolidated statements of income. Additionally, the Corporation recognized $122 thousand in federal income tax credits for 2024 and $367 thousand for 2023. The tax benefits from these investments is generally recognized over six years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective based on those criteria.

There were no changes during the fourth quarter of 2024 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees and Continuing Directors” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2025 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Delinquent Section 16(a) Filings” appearing in the Corporation's 2025 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2025 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

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

Item 11. Executive Compensation

The information required by this item relating to executive and director compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” and “Proposal 1 – Election of Directors – 2024 Director Compensation” appearing in the Corporation's 2025 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2025 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2025 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS – Common Stock Ownership of Directors, Nominees and Executive Officers” appearing in the Corporation's 2025 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2025 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2025 proxy statement.

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

(3) The following exhibits are part of this report:

Item	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Exhibit 99.1 of Current Report on Form 8-K as filed with the Commission on September 2, 2022 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan*- filed herewith
10.4	Senior Management and Directors Incentive Stock Plan* - filed herewith
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
10.7

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Timothy G. Henry, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed March 4, 2021*

10.9

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”), and Mark R. Hollar, incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed March 4, 2021*

10.11

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”) and Charles (Chad) B. Carroll, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed January 5, 2023*

10.12

Employment Agreement by and among Franklin Financial Services Corporation (“Corporation”), Farmers and Merchants Trust Company of Chambersburg (“Bank”) and Craig W. Best, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed January 14, 2025*

14	Code of Ethics posted on the Corporation’s website
19	Insider Trading Policy – filed herewith
21	Subsidiaries of Corporation - filed herewith
23.1	Consent of Crowe LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback) (Filed as Exhibit 97 to Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)
101	Interactive Data File (XBRL)

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
Chief Executive Officer

Dated: March 14, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 14, 2025
G. Warren Elliott

/s/ Timothy G. Henry	Chief Executive Officer and Director	March 14, 2025
Timothy G. Henry	(Principal Executive Officer)

/s/ Craig W. Best	President and Director	March 14, 2025
Craig W. Best

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 14, 2025
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 14, 2025
Martin R. Brown

/s/ Kevin W. Craig	Director	March 14, 2025
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 14, 2025
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 14, 2025
Daniel J. Fisher

/s/ Allan E. Jennings, Jr.	Director	March 14, 2025
Allan E. Jennings, Jr.

/s/ Stanley J. Kerlin	Director	March 14, 2025
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 14, 2025
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 14, 2025
Kimberly M. Rzomp

/s/ Gregory I. Snook	Director	March 14, 2025
Gregory I. Snook