Form 10-Q
period 2025-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2025-05-15
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

There were 4,458,298 outstanding shares of the Registrant’s common stock as of April 30, 2025.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$23,277	$19,848
Short-term interest-earning deposits in other banks	201,679	183,765
Total cash and cash equivalents	224,956	203,613
Long-term interest-earning deposits in other banks	1,249	1,499
Debt securities available for sale, at fair value	495,487	508,604
Equity securities	—	166
Restricted stock	8,765	8,775
Loans held for sale	1,791	2,470
Loans	1,456,191	1,398,077
Allowance for credit losses	(18,444)	(17,653)
Net Loans	1,437,747	1,380,424
Premises and equipment, net	28,765	29,039
Right of use asset	4,090	4,106
Bank owned life insurance	22,850	22,735
Goodwill	9,016	9,016
Deferred tax asset, net	9,860	10,831
Other assets	12,902	16,563
Total assets	$2,257,478	$2,197,841

Liabilities
Deposits
Noninterest-bearing checking	$298,945	$290,346
Money management, savings, and interest checking	1,257,102	1,209,396
Time	311,530	315,905
Total deposits	1,867,577	1,815,647
FHLB advances	200,000	200,000
Subordinate notes	19,710	19,699
Lease liability	4,252	4,263
Other liabilities	14,548	13,516
Total liabilities	2,106,087	2,053,125

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,454,382 shares outstanding at March 31, 2025 and
4,710,972 shares issued and 4,427,362 shares outstanding at December 31, 2024	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,607	43,791
Retained earnings	141,967	139,463
Accumulated other comprehensive loss	(31,856)	(35,508)
Treasury stock, 256,590 shares at March 31, 2025 and 283,610 shares at
December 31, 2024, at cost	(7,038)	(7,741)
Total shareholders' equity	151,391	144,716
Total liabilities and shareholders' equity	$2,257,478	$2,197,841

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2025	2024
Interest income
Loans, including fees	$19,864	$17,222
Interest and dividends on investments:
Taxable interest	4,825	3,913
Tax exempt interest	270	275
Dividend income	191	45
Interest-earning deposits in other banks	1,908	2,354
Total interest income	27,058	23,809
Interest expense
Deposits	9,030	6,504
FHLB overnight borrowings and advances	2,158	2,527
Federal Reserve Bank borrowings	—	961
Subordinate notes	264	264
Total interest expense	11,452	10,256
Net interest income	15,606	13,553
Provision for credit losses - loans	750	490
Provision for (reversal of) credit losses - unfunded commitments	29	(38)
Total provision for credit losses	779	452
Net interest income after credit loss expense	14,827	13,101
Noninterest income
Wealth management fees	2,215	2,026
Loan service charges	209	206
Gain on sale of loans	109	58
Deposit service charges and fees	605	613
Other service charges and fees	483	488
Debit card income	558	536
Increase in cash surrender value of life insurance	115	112
Change in fair value of equity securities	(7)	(41)
Other	275	190
Total noninterest income	4,562	4,188
Noninterest Expense
Salaries and employee benefits	8,506	7,727
Net occupancy	1,225	1,182
Marketing and advertising	433	519
Legal and professional	527	516
Data processing	1,557	1,423
Pennsylvania bank shares tax	160	125
FDIC Insurance	545	322
ATM/debit card processing	340	323
Telecommunications	106	111
Nonservice pension	12	(29)
Other	1,166	1,065
Total noninterest expense	14,577	13,284
Income before income taxes	4,812	4,005
Income tax expense	890	644
Net income	$3,922	$3,361
Per share
Basic earnings per share	$0.88	$0.77
Diluted earnings per share	$0.88	$0.77

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2025	2024
Net Income	$3,922	$3,361

Debt Securities:
Unrealized gains (losses) arising during the period	6,523	(373)
Reclassification adjustment for (gains) losses realized in income on fair value hedge (1)	(1,900)	—
Net unrealized gains (losses)	4,623	(373)
Tax effect	(971)	79
Net of tax amount	3,652	(294)

Total other comprehensive gain (loss)	3,652	(294)

Total Comprehensive Income (Loss)	$7,574	$3,067

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2025 and 2024

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	3,922	—	—	3,922
Other comprehensive gain		—	—	—	3,652	—	3,652
Cash dividends declared, $0.32 per share		—	—	(1,418)	—	—	(1,418)
Acquisition of treasury stock	(3,922)	—	—	—	—	(142)	(142)
Treasury shares issued under dividend reinvestment plan	12,352	—	107	—	—	337	444
Stock Compensation Plans:
Treasury shares issued	18,590	—	(485)	—	—	508	23
Compensation expense		—	194	—	—	—	194
Balance at March 31, 2025	4,454,382	$4,711	$43,607	$141,967	$(31,856)	$(7,038)	$151,391

Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	3,361	—	—	3,361
Other comprehensive loss		—	—	—	(294)	—	(294)
Cash dividends declared, $0.32 per share		—	—	(1,399)	—	—	(1,399)
Acquisition of treasury stock	(1,518)	—	—	—	—	(39)	(39)
Treasury shares issued under dividend reinvestment plan	12,288	—	(6)	—	—	335	329
Stock Compensation Plans:
Treasury shares issued	11,872	—	(311)	—	—	324	13
Compensation expense		—	130	—	—	—	130
Balance at March 31, 2024	4,393,873	$4,711	$43,459	$135,955	$(41,234)	$(8,654)	$134,237

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$3,922	$3,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	538
Net amortization of loans and investment securities	71	914
Amortization of subordinate debt issuance costs	11	11
Provision for credit losses	779	452
Loss on sale of equity securities	7	—
Change in fair value of equity securities	—	41
Loans originated for sale	(6,986)	(3,439)
Proceeds from sale of loans	7,774	3,429
Gain on sale of loans held for sale	(109)	(58)
Increase in cash surrender value of life insurance	(115)	(112)
Gain from claims on life insurance policies	—	(78)
Stock based compensation	194	130
Decrease in other assets	1,607	762
Increase in other liabilities	1,131	1,353
Net cash provided by operating activities	8,823	7,304
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	250	2,240
Proceeds from maturities, calls and pay-downs of securities available for sale	19,643	11,997
Purchase of investment securities available for sale	—	(3,510)
Decrease (increase) in restricted stock	10	(7,920)
Net increase in loans	(58,135)	(20,617)
Proceeds from surrender of life insurance policies	—	559
Proceeds from sale of equity securities	161	—
Capital expenditures	(246)	(861)
Net cash used in investing activities	(38,317)	(18,112)
Cash flows from financing activities
Net increase (decrease) in demand deposits, interest-bearing checking, and savings accounts	56,305	(18,129)
Net (decrease) increase in time deposits	(4,375)	39,463
Increase in long-term borrowings (FHLB & FRB)	—	200,000
Decrease in long-term borrowings (FHLB & FRB)	—	(50,000)
Dividends paid	(1,418)	(1,399)
Purchase of Treasury shares	(142)	(39)
Cash received from option exercises	23	13
Treasury shares issued under dividend reinvestment plan	444	329
Net cash provided by financing activities	50,837	170,238
Increase in cash and cash equivalents	21,343	159,430
Cash and cash equivalents at the beginning of the period	203,613	23,140
Cash and cash equivalents at the end of the period	$224,956	$182,570
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$12,146	$9,902
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	131	—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2025, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2024 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2025	2024
Weighted average shares outstanding (basic)	4,436	4,378
Impact of common stock equivalents	15	8
Weighted average shares outstanding (diluted)	4,451	4,386
Anti-dilutive options excluded from calculation	—	—
Net income	$3,922	$3,361
Basic earnings per share	$0.88	$0.77
Diluted earnings per share	$0.88	$0.77

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU as of December 31, 2024 and it did not have an effect on its consolidated financial statements.

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

Effective Date	Effective for annual periods beginning after December 15, 2024.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024

Net unrealized (losses) gains on debt securities	$(38,526)	$(43,149)
Tax effect	8,090	9,061
Net of tax amount	$(30,436)	$(34,088)

Accumulated pension adjustment	$(1,797)	$(1,797)
Tax effect	377	377
Net of tax amount	$(1,420)	$(1,420)

Total accumulated other comprehensive (loss) income	$(31,856)	$(35,508)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2025	cost	gains	losses	Value
U.S. Treasury	$36,115	$—	$(3,643)	$32,472
Municipal	155,220	—	(21,341)	133,879
Corporate	26,361	—	(2,020)	24,341
Agency MBS & CMO	145,771	13	(8,091)	137,693
Non-Agency MBS & CMO	140,674	132	(3,679)	137,127
Asset-backed	30,272	133	(430)	29,975
Total	$534,413	$278	$(39,204)	$495,487

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2024	cost	gains	losses	value
U.S. Treasury	$36,192	$—	$(4,395)	$31,797
Municipal	156,528	37	(22,973)	133,592
Corporate	26,356	1	(2,133)	24,224
Agency MBS & CMO	149,003	15	(10,276)	138,742
Non-Agency MBS & CMO	154,554	45	(5,429)	149,170
Asset-backed	31,420	163	(504)	31,079
Total	$554,053	$261	$(45,710)	$508,604

At March 31, 2025 and December 31, 2024, the fair value of debt securities pledged to secure public deposits, trust deposits and FHLB borrowing commitments totaled $206.2 million and $207.2 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	43,406	39,945
Due after five years through ten years	90,269	79,271
Due after ten years	84,021	71,476
	217,696	190,692
MBS, CMO & ABS	316,717	304,795
	$534,413	$495,487

Credit Impairment:

The debt securities portfolio contained 523 securities, having a fair value of $460.4 million, with $39.2 million in unrealized losses at March 31, 2025, an improvement of $6.5 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at March 31, 2025 and December 31, 2024, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$32,472	$(3,643)	13	$32,472	$(3,643)	13
Municipal	771	(100)	2	133,108	(21,241)	163	133,879	(21,341)	165
Corporate	983	(5)	1	23,358	(2,015)	50	24,341	(2,020)	51
Agency MBS & CMO	55,424	(1,231)	16	80,715	(6,860)	178	136,139	(8,091)	194
Non-Agency MBS & CMO	68,983	(1,724)	18	43,499	(1,955)	43	112,482	(3,679)	61
Asset-backed	1,729	(7)	4	19,378	(423)	35	21,107	(430)	39
Total unrealized losses	$127,890	$(3,067)	41	$332,530	$(36,137)	482	$460,420	$(39,204)	523

	December 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$31,797	$(4,395)	13	$31,797	$(4,395)	13
Municipal	—	—	—	132,550	(22,973)	164	132,550	(22,973)	164
Corporate	—	—	—	23,237	(2,133)	50	23,237	(2,133)	50
Agency MBS & CMO	54,388	(2,250)	15	82,110	(8,026)	183	136,498	(10,276)	198
Non-Agency MBS & CMO	79,422	(2,974)	26	53,615	(2,455)	50	133,037	(5,429)	76
Asset-backed	733	(1)	3	19,061	(503)	34	19,794	(504)	37
Total unrealized losses	$134,543	$(5,225)	44	$342,370	$(40,485)	494	$476,913	$(45,710)	538

Note 5. Loans

The Bank reports its loan portfolio based on the primary collateral of the loan. It further classifies these loans by the primary purpose, either consumer or commercial. The Bank’s mortgage loans include long-term loans to individuals and businesses secured by mortgages on the borrower’s real property. Construction loans are made to finance the purchase of land and the construction of residential and commercial buildings thereon and are secured by mortgages on real estate. Commercial loans are made to businesses of various sizes for a variety of purposes including construction, property, plant and equipment, and working capital. Commercial loans also include loans to government municipalities. Commercial lending is concentrated in the Bank’s primary market but also includes purchased loan participations. Consumer loans are comprised of installment, home equity and unsecured personal lines of credit.

Each class of loans involves a different kind of risk. However, risk factors such as changes in interest rates, general economic conditions and changes in collateral values are common across all classes. The risk of each loan class is presented below.

Residential Real Estate 1-4 family

The largest risk in residential real estate loans to retail customers is the borrower’s inability to repay the loan due to the loss of the primary source of income. The Bank attempts to mitigate this risk through prudent underwriting standards including employment history, current financial condition and credit history. These loans are generally owner occupied and serve as the borrower’s primary residence. The Bank usually holds a first lien position on these properties but may hold a second lien position in some home equity loans or lines of credit. Commercial purpose loans, secured by residential real estate, are usually dependent upon repayment from the rental income or other business purposes. These loans are generally non-owner occupied. In addition to the real estate collateral, these loans may have personal guarantees or UCC filings on other business assets. If a payment default occurs on a 1-4 family residential real estate loan, the collateral serves as a source of repayment but may be subject to a change in value due to economic conditions.

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

Loans to contractors and developers are primarily dependent on the sale of improved lots or finished homes for repayment. Risks associated with these loans include the borrower’s character and capacity to complete a development, the effect of economic conditions on the valuation of lots or homes, cost overruns, delays in construction or contractor problems. In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the developer. Real estate construction loans are monitored on a regular basis by either an independent first party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

Commercial Real Estate

Commercial real estate loans, including commercial real estate construction loans, may be secured by various types of commercial property including retail space, office buildings, warehouses, hotels and motels, manufacturing facilities and agricultural land.

Commercial real estate loans present a higher level of risk than residential real estate loans. Repayment of these loans is normally dependent on cash flow generated by the operation of a business that utilizes the real estate. The successful operation of the business, and therefore repayment ability, may be affected by general economic conditions outside of the control of the operator. On most commercial real estate loans, ongoing monitoring of cash flow and other financial performance indicators is completed annually through financial statement analysis. In addition, the value of the collateral may be negatively affected by economic conditions and may be insufficient to repay the loan in the event of default. In the event of foreclosure, commercial real estate may be more difficult to liquidate than residential real estate.

Commercial

Commercial loans are made for various business purposes to finance equipment, inventory, accounts receivables, and operating liquidity. These loans are generally secured by business assets or equipment, non-real estate collateral and/or personal guarantees.

Commercial loans present a higher level of credit risk than other loans because repayment ability is usually dependent on cash-flow from a business operation that can be affected by general economic conditions. On most commercial loans, ongoing monitoring of cash flow and other financial performance indicators occurs at least annually through financial statement analysis. In the event of a default, collateral for these loans may be more difficult to liquidate, and the valuation of the collateral may decline more quickly than loans secured by other types of collateral.

Loans to governmental municipalities are also included in the Commercial class. These loans generally have less risk than Commercial & Industrial (C&I) loans due to the taxing authority of the municipality and its ability to assess fees on services.

Consumer

These loans are made for a variety of reasons to consumers and include term loans and personal lines of credit. The loans may be secured or unsecured. Repayment is primarily dependent on the income of the borrower and to a lesser extent the sale of collateral. The underwriting of these loans is based on the consumer’s ability and willingness to repay and is determined by the borrower’s employment history, current financial condition and credit history. Collateral for these loans, if any, usually depreciates quickly and therefore, may not be adequate to repay the loan if it is repossessed. Therefore, the overall health of the economy, including unemployment rates and wages, will have an effect on the credit quality in this loan class.

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Residential Real Estate 1-4 Family
Consumer first liens	$187,649	$181,780
Commercial first lien	57,795	58,821
Total first liens	245,444	240,601

Consumer junior liens and lines of credit	77,981	76,035
Commercial junior liens and lines of credit	5,908	6,199
Total junior liens and lines of credit	83,889	82,234
Total residential real estate 1-4 family	329,333	322,835

Residential real estate - construction
Consumer	26,629	20,742
Commercial	22,339	11,685
Total residential real estate construction	48,968	32,427

Commercial real estate	831,787	803,365
Commercial	238,010	230,597
Total commercial	1,069,797	1,033,962

Consumer	8,093	8,853
	1,456,191	1,398,077
Less: Allowance for credit losses	(18,444)	(17,653)
Net Loans	$1,437,747	$1,380,424

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,576	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$783,516	$775,410
Federal Reserve Bank	99,548	96,592
	$883,064	$872,002

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

Loans that do not share risk characteristics with pooled loans are evaluated on an individual basis. Loans evaluated individually are not included in the pool evaluation, this includes collateral dependent loans. Loans are considered Collateral Dependent when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the sale of the collateral, the expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for any discounts and selling costs as appropriate.

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

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$799	$5,150	$9,157	$7,221	$9,918	$27,471	$3,801	$—	$63,517
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	186	—	—	186
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	799	5,150	9,157	7,221	9,918	27,657	3,801	—	63,703
Consumer:
Performing	9,648	35,815	66,103	30,933	13,998	35,493	56,209	17,418	265,617
Nonperforming	—	—	—	—	—	13	—	—	13
Total Consumer	9,648	35,815	66,103	30,933	13,998	35,506	56,209	17,418	265,630
Total	$10,447	$40,965	$75,260	$38,154	$23,916	$63,163	$60,010	$17,418	$329,333
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$1,921	$15,574	$2,201	$403	$582	$1,658	$—	$—	$22,339
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	1,921	15,574	2,201	403	582	1,658	—	—	22,339
Consumer:
Performing	1,597	24,550	482	—	—	—	—	—	26,629
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	1,597	24,550	482	—	—	—	—	—	26,629
Total	$3,518	$40,124	$2,683	$403	$582	$1,658	$—	$—	$48,968
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$41,435	$95,143	215,877	103,900	$92,285	$235,849	$18,218	$—	$802,707
OAEM (6)	—	—	8,879	1,760	706	9,509	—	—	20,854
Substandard (7)	—	—	6,269	253	—	1,654	50	—	8,226
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$41,435	$95,143	$231,025	$105,913	$92,991	$247,012	$18,268	$—	$831,787
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$6,434	$26,234	$15,702	$26,473	$37,616	$76,484	$46,964	$—	$235,907
OAEM (6)	—	—	10	405	1,456	7	175	—	2,053
Substandard (7)	—	—	—	—	—	—	50	—	50
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$6,434	$26,234	$15,712	$26,878	$39,072	$76,491	$47,189	$—	$238,010
Current period gross charge-offs	$(3)	$—	$—	$—	$—	$—	$—	$—	$(3)

Consumer:
Performing	605	1,838	1,059	336	1,633	40	2,575	—	8,086
Nonperforming	—	—	—	—	—	—	7	—	7
Total	$605	$1,838	$1,059	$336	$1,633	$40	$2,582	$—	$8,093
Current period gross charge-offs	$(12)	$—	$—	$(1)	$(1)	$(1)	$(3)	$—	$(18)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,306	$9,436	$7,529	$10,133	$8,099	$20,251	$4,079	$—	$64,833
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	187	—	187
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,306	9,436	7,529	10,133	8,099	20,251	4,266	—	65,020
Consumer:
Performing	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Total	$41,520	$76,684	$38,819	$24,436	$17,113	$47,995	$58,413	$17,855	$322,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$5,582	$3,306	$403	$1,150	$159	$1,085	$—	$—	$11,685
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,582	3,306	403	1,150	159	1,085	—	—	11,685
Consumer:
Performing	19,907	835	—	—	—	—	—	—	20,742
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	19,907	835	—	—	—	—	—	—	20,742
Total	$25,489	$4,141	$403	$1,150	$159	$1,085	$—	$—	$32,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$95,410	$221,889	$106,385	$93,228	$32,546	$218,875	$16,290	$—	$784,623
OAEM (6)	—	—	1,772	1,711	6,624	—	—	—	10,107
Substandard (7)	—	6,301	266	—	—	2,018	50	—	8,635
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$95,410	$228,190	$108,423	$94,939	$39,170	$220,893	$16,340	$—	$803,365
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$25,398	$16,289	$27,545	$37,927	$18,196	$60,126	$42,595	$—	$228,076
OAEM (6)	—	11	420	1,500	9	—	250	—	2,190
Substandard (7)	—	—	—	—	58	—	273	—	331
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$25,398	$16,300	$27,965	$39,427	$18,263	$60,126	$43,118	$—	$230,597
Current period gross charge-offs	$(11)	$—	$(287)	$—	$—	$—	$(161)	$—	$(459)

Consumer:
Performing	2,289	1,140	386	1,682	36	27	3,291	—	8,851
Nonperforming	—	—	—	1	—	—	1	—	2
Total	$2,289	$1,140	$386	$1,683	$36	$27	$3,292	$—	$8,853
Current period gross charge-offs	$(44)	$—	$—	$—	$(6)	$—	$(49)	$—	$(99)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
March 31, 2025
Residential Real Estate 1-4 Family
First liens	$—	$—	$13	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	13	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	253	—	—	266	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	7	—	—	2
Total	$253	$—	$20	$266	$—	$2

At March 31, 2025, the Corporation had one commercial loan relationship for $253 thousand that was considered to be collateral dependent, compared to $266 thousand at December 31, 2024. This loan is secured by real estate and the Bank has not established a specific reserve for this loan.

At March 31, 2025 and December 31, 2024, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
March 31, 2025
Residential Real Estate 1-4 Family
First liens	$520	$58	$13	$591	$244,853	$245,444
Junior liens and lines of credit	342	—	—	342	83,547	83,889
Total	862	58	13	933	328,400	329,333
Residential real estate - construction	—	—	—	—	48,968	48,968
Commercial real estate	3,506	—	253	3,759	828,028	831,787
Commercial	154	50	—	204	237,806	238,010
Consumer	32	1	7	40	8,053	8,093
Total	$4,554	$109	$273	$4,936	$1,451,255	$1,456,191

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2024
Residential Real Estate 1-4 Family
First liens	$203	$640	$—	$843	$239,758	$240,601
Junior liens and lines of credit	241	160	—	401	81,833	82,234
Total	444	800	—	1,244	321,591	322,835
Residential real estate - construction	—	—	—	—	32,427	32,427
Commercial real estate	380	219	—	599	802,766	803,365
Commercial	747	50	266	1,063	229,534	230,597
Consumer	30	4	2	36	8,817	8,853
Total	$1,601	$1,073	$268	$2,942	$1,395,135	$1,398,077

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(3)	(18)	(21)
Recoveries	—	—	3	—	54	5	62
Provision	32	9	76	476	161	(4)	750
ACL at March 31, 2025	$1,529	$470	$455	$12,480	$3,394	$116	$18,444

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$16,052
Charge-offs	—	—	—	(2)	(66)	(28)	(96)
Recoveries	—	—	4	—	60	23	87
Provision	12	(4)	37	402	40	3	490
ACL at March 31, 2024	$1,308	$415	$337	$11,057	$3,324	$92	$16,533

As of March 31, 2025 and December 31, 2024 there were no modifications made to borrowers experiencing financial difficulty.

Note 7. Leases

The Corporation leases various assets in the course of its operations that are subject to recognition on the balance sheet. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets may include equipment, and buildings and land (collectively real estate). The equipment leases are shorter term than the real estate leases, and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised. The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability. There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced. The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term. Operating lease expense is included in net occupancy expense in the consolidated statements of income.

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$179	$194
Short-term lease cost	4	1
Variable lease cost	40	37
Total lease cost	$223	$232

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$189

Weighted-average remaining lease term (years)	11.3	11.7
Weighted-average discount rate	3.52%	3.42%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2025, are as follows:

(Dollars in thousands)

2025	$534
2026	597
2027	455
2028	416
2029	420
2030 and beyond	2,808
Undiscounted cash flow	5,230
Imputed Interest	(978)
Total lease liability	$4,252

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2025 and December 31, 2024.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. At March 31, 2025, the Corporation had posted cash collateral of $5.2 million of restricted cash collateral to a counterparty, reported in interest-bearing deposits in other banks on the Consolidated Balance Sheet.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of March 31, 2025			As of December 31, 2024
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$108,437	Other Assets	$375	$111,087	Other Assets	$2,275
Total derivatives designated as hedging instruments			$375			$2,275

Derivatives not designated as hedging instruments
Other Contracts	$6,012	Other Liabilities	$—	$6,064	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
(Dollars in thousands)		March 31,
		2025	2024
Interest rate swaps	Investment income	$199	$-

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
(Dollars in thousands)		March 31,
		2025	2024
Other Contracts	Other income	$-	$1

The table below presents the carrying amount of the derivative financial instruments as of March 31, 2025 and December 31, 2024:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging instruments
	Three Months Ended		Three Months Ended
(Dollars in thousands)	March 31,		March 31,
	2025	2024	2025	2024
Investment securities, AFS (1)	$110,364	$-	$(400)	$-

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At March 31, 2025, the fair value of the closed portfolio used in these hedging relationships was $107.5 million and the notional amount was $129.1 million.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Components of net periodic cost:
Service cost	$53	$51
Interest cost	200	188
Expected return on plan assets	(208)	(217)
Recognized net actuarial loss	20	—
Total pension expense	$65	$22

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

Investment securities: Fair values of investment securities available-for-sale were primarily measured using information from a first-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Level 2 investment securities are primarily comprised of debt securities issued by states and municipalities, corporations, mortgage-backed securities issued by government agencies, and government-sponsored enterprises. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. Investment securities are measured at fair value on a recurring basis.

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first three months of 2025. Collateral dependent loans are measured at fair value on a nonrecurring basis.

Derivatives: The fair value of derivatives are based on valuation methods using observable market data as of the measurement date (Level 2). The fair value of derivatives are determined using quantitative models using multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates and other factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources including, brokers, market transactions and third-party pricing services. The fair value represents an estimate of the amount the Corporation would receive or pay to terminate the derivative contract.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or the fair value less costs to sell when acquired. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties (Level2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. In connection with the measurement and initial recognition of other real estate owned, losses are recognized through the allowance for loan losses. Subsequent charge-offs are recognized as an expense. Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Recurring Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis and the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Fair Value at March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$—	$—	$—	$—

Available for sale:
U.S. Treasury	32,472	—	—	32,472
Municipal	—	133,879	—	133,879
Corporate	—	24,341	—	24,341
Agency MBS & CMO	—	137,693	—	137,693
Non-Agency MBS & CMO	—	137,127	—	137,127
Asset-backed	—	29,975	—	29,975
Total assets	$32,472	$463,015	$—	$495,487

Liabilities
Derivatives	$—	$375	$—	$375

(Dollars in thousands)	Fair Value at December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	$166	$—	$—	$166

Available for sale:
U.S. Treasury	31,797	—	—	31,797
Municipal	—	133,592	—	133,592
Corporate	—	24,224	—	24,224
Agency MBS & CMO	—	138,742	—	138,742
Non-Agency MBS & CMO	—	149,170	—	149,170
Asset-backed		31,079		31,079
Total assets	$31,963	$476,807	$—	$508,770

Liabilities
Derivatives	$—	$2,275	$—	$2,275

Nonrecurring Fair Value Measurements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 were as follows:

(Dollars in Thousands)	Fair Value at March 31, 2025
Asset Description	Level 1	Level 2	Level 3	Total
Collateral Dependent (1)	$—	$—	$380	$380
Total assets	$—	$—	$380	$380

(Dollars in Thousands)	Fair Value at December 31, 2024
Asset Description	Level 1	Level 2	Level 3	Total
Collateral Dependent (1)	$—	$—	$380	$380
Total assets	$—	$—	$380	$380

(1)Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at March 31, 2025. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2025.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis.

(Dollars in thousands)				Range
March 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on:
			Real estate assets	100% (100%)
			Cost to sell	10%

				Range
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on:
			Real estate assets	100% (100%)
			Cost to sell	10%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$224,956	$224,956	$224,956	$—	$—
Long-term interest-earning deposits in other banks	1,249	1,249	1,249	—	—
Loans held for sale	1,791	1,821	—	1,821	—
Net loans	1,437,747	1,420,280	—	—	1,420,280
Accrued interest receivable	7,298	7,298	—	—	7,298

Financial liabilities:
Deposits	$1,867,577	$1,868,881	$—	$1,868,881	$—
FHLB advances	200,000	201,565	—	201,565	—
Subordinate notes	19,710	18,032	—	18,032	—
Accrued interest payable	3,995	3,995	—	3,995	—

	December 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$203,613	$203,613	$203,613	$—	$—
Long-term interest-earning deposits in other banks	1,499	1,499	1,499
Loans held for sale	2,470	2,470	—	2,470	—
Net loans	1,380,424	1,351,450	—	—	1,351,450
Accrued interest receivable	7,348	7,348	—	—	7,348

Financial liabilities:
Deposits	$1,815,647	$1,814,479	$—	$1,814,479	$—
FHLB Advances	200,000	200,883		200,883
Subordinate notes	19,699	18,032	—	18,032	—
Accrued interest payable	4,689	4,689	—	4,689	—

Note 12. Deposits

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$298,945	$290,346

Interest-bearing checking	407,951	417,870
Money management	752,218	694,880
Savings	96,933	96,646
Total interest-bearing checking and savings	1,257,102	1,209,396

Time deposits	224,473	228,848
Time - brokered deposits	87,057	87,057
Total time deposits	311,530	315,905

Total deposits	$1,867,577	$1,815,647

Overdrawn deposit accounts reclassified as loans	$136	$136

Time deposits greater than $250,000 at March 31, 2025 and December 31, 2024 were $75.7 million and $77.4 million, respectively.

Note 13. Borrowings

At March 31, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million at December 31, 2024. The borrowings have a rate of 4.32% and are due January 12, 2027.

At March 31, 2025, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $290 thousand at March 31, 2025, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through September 1, 2025, then convert to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% for the applicable interest periods through maturity. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through September 1, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2025 was 4.69% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	10.86%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.44%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	10.86%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.44%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.30%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.82%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.24%	8.20%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	March 31,
Wealth Management Fees	2025	2024

Asset Management Fees	$1,996	$1,833
Estate Management Fees	136	87
Commissions	83	106
Total	$2,215	$2,026

Loan Service Charges – these represent fees on loans for services or charges that occur after the loan has been booked, for example, late payment fees. These also include fees for mortgages settled for first-party mortgage companies. All of these fees are transactional in nature and are recognized upon completion of the transaction which represents the performance obligation.

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

Other Service Charges and Fees – these are comprised primarily of merchant card fees, credit card fees, ATM surcharges and interchange fees and wire transfer fees. Merchant card fees represent fees the Bank earns from a first party for enrolling a customer in the processor’s program. Credit card fees represent a fee earned by the Bank for a successful referral to a card-issuing company. ATM surcharges and interchange fees are the result of Bank customers conducting ATM transactions that generate fee income and are processed through multiple card networks. All of these fees are transaction based and are recognized at the time of the transaction.

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$347,325	$328,806
Consumer commitments to extend credit (secured)	137,353	135,776
Consumer commitments to extend credit (unsecured)	6,170	5,352
	$490,849	$469,934
Standby letters of credit	$30,747	$28,815

ACL - Unfunded Commitments (1)	$2,059	$2,030
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2025, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2025			March 31, 2024
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$19,864	$19,864	$—	$17,222	$17,222
Interest income - investments	—	5,286	5,286	—	4,231	4,233
Interest income - interest-earning deposits in other banks	—	1,908	1,908	—	2,354	2,354
Wealth fee income	2,215	—	2,215	2,026	—	2,026
Total segment income	$2,215	$27,058	$29,273	$2,026	$23,807	$25,835

Reconciliation of revenue
Other revenue - not allocated to a segment			2,347			2,162
Total consolidated revenue			$31,620			$27,997

Less:
Interest expense - deposits	$—	$9,030	$9,030	$—	$6,504	$6,504
Interest expense - other borrowings	—	2,158	2,422	—	3,488	3,752
Provision for credit losses	—	779	779	—	452	452
Salary and benefit expense	1,022	7,484	8,506	947	6,780	7,727
Segment profit	$1,022	$19,451	$20,737	$947	$17,224	$18,435

Other expenses - not allocated to a segment			6,071			5,557

Income before taxes			$4,812			$4,005

Other segment disclosures
Net occupancy	$138	$1,087	$1,225	$131	$1,051	$1,182
Data processing	$45	$1,512	$1,557	$59	$1,364	$1,423

Total assets for reportable segments	$1,497	$2,257,354	$2,257,478	$1,590	$2,010,353	$2,011,614

Note 18. Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2025 and 2024

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

There were no changes to the critical accounting policies disclosed in the 2024 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of March 31, 2025. Please refer to Item 7 of the Corporation’s 2024 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three months ended March 31, 2025 are as follows:

•Net income for the first quarter of 2025 was $3.9 million ($0.88 per diluted share) compared to $3.4 million ($0.77 per diluted share) for the first quarter of 2024, an increase of 16.7%.

•Wealth management fees were $2.2 million for the first quarter of 2025 as assets under management exceeded $1.3 billion.

•For the first quarter of 2025, the provision for credit losses was $779 thousand compared to $452 thousand for the first quarter of 2024. The increase in the provision expense was due primarily to loan growth of $57.3 million since year-end 2024.

•Total assets at March 31, 2025 were $2.257 billion, compared to $2.198 billion at year-end 2024, an increase of 2.7%.

•Total net loans increased $57.3 million (4.2%) from December 31, 2024.

•Deposits grew by $51.9 million (2.9%) from prior year-end at a cost of 2.02% for the first quarter of 2025, compared to a cost of 2.06% for the fourth quarter of 2024.

•Return on Average Assets (ROA) was 0.72%, Return on Average Equity (ROE) was 10.80% and the Net Interest Margin (NIM) was 3.05% on an annualized basis for the first quarter of 2025, compared to an ROA of 0.67%, ROE of 10.21%, and NIM of 2.88% for the same period in 2024.

•On April 10, 2025, the Board of Directors declared a $0.33 per share regular quarterly cash dividend for the second quarter of 2025 to be paid on May 28, 2025, to shareholders of record at the close of business on May 2, 2025. This represents a 3.1% increase over the dividend for the fourth quarter of 2024.

Key performance ratios as of, or for the periods ended as shown:

	Three Months Ended		Twelve Months Ended
	March 31,	March 31,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2025	2024	2024

Balance Sheet Highlights
Total assets	$2,257,478	$2,011,614	$2,197,841
Debt securities available for sale	495,487	462,951	508,604
Loans, net	1,437,747	1,261,062	1,380,424
Deposits	1,867,577	1,559,312	1,815,647
Other borrowings	200,000	280,000	200,000
Shareholders' equity	151,391	134,237	144,716

Summary of Operations
Interest income	$27,058	$23,809	$101,451
Interest expense	11,452	10,256	43,937
Net interest income	15,606	13,553	57,514
Provision for credit losses - loans	750	490	1,975
Provision for (reversal of) credit losses - unfunded commitments	29	(38)	8
Total provision for credit losses	779	452	1,983
Net interest income after provision for credit losses	14,827	13,101	55,531
Noninterest income	4,562	4,188	13,679
Noninterest expense	14,577	13,284	55,895
Income before income taxes	4,812	4,005	13,315
Federal income tax expense	890	644	2,216
Net income	$3,922	$3,361	$11,099

Performance Measurements
Return on average assets*	0.72%	0.67%	0.54%
Return on average equity*	10.80%	10.21%	8.05%
Return on average tangible equity (1)*	11.35%	10.92%	8.62%
Efficiency ratio (1)	71.36%	73.76%	73.36%
Net interest margin*	3.05%	2.88%	2.95%

Shareholders' Value (per common share)
Diluted earnings per share	$0.88	$0.77	$2.51
Basic earnings per share	0.88	0.77	2.52
Regular cash dividends declared	0.32	0.32	1.28
Book value	33.99	30.55	32.69
Tangible book value (1)	31.97	28.50	30.65
Market value	35.45	26.20	29.90
Market value/book value ratio	104.30%	85.76%	91.47%
Market value/tangible book value ratio	110.90%	91.94%	97.54%
Price/earnings multiple*	10.07	8.51	11.91
Current quarter dividend yield	3.61%	4.89%	4.28%
Dividend payout ratio year-to-date	36.16%	41.62%	50.72%

Safety and Soundness
Average equity/average assets	6.69%	6.58%	6.65%
Risk-based capital ratio (Total)	13.30%	14.53%	13.85%
Leverage ratio (Tier 1)	7.82%	8.32%	7.92%
Common equity ratio (Tier 1)	10.86%	11.91%	11.31%
Nonperforming loans / gross loans	0.02%	0.04%	0.02%
Nonperforming assets/total assets	0.01%	0.02%	0.01%
Allowance for credit losses as a % of loans	1.27%	1.29%	1.26%
Net loans (charged-off) recovered / average loans*	0.01%	0.00%	-0.03%

Assets under Management
Trust assets under management (fair value)	$1,183,180	$1,107,611	$1,169,282
Held at third-party brokers (fair value)	139,918	151,465	139,872
	$1,323,098	$1,259,076	$1,309,154

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands, except per share)
	March 31, 2025	March 31, 2024	December 31, 2024
Return on Tangible Equity (non-GAAP)
Net income	$3,922	$3,361	$11,099

Average shareholders' equity	147,256	132,081	137,840
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	138,240	123,065	128,824

Return on average tangible equity (non-GAAP)*	11.35%	10.92%	8.62%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$151,391	$134,237	$144,716
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	142,375	125,221	135,700

Shares outstanding (in thousands)	4,454	4,394	4,427

Tangible book value per share (non-GAAP)	$31.97	$28.50	$30.65

Efficiency Ratio
Noninterest expense	$14,577	$13,304	$55,895

Net interest income	15,606	13,553	57,514
Plus tax equivalent adjustment to net interest income	251	254	938
Plus noninterest income, net of securities transactions	4,569	4,229	17,737
Total revenue	20,426	18,036	76,189

Efficiency ratio (Noninterest expense/total revenue)	71.36%	73.76%	73.36%

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

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024:

Tax equivalent net interest income increased $2.1 million to $15.9 million in the first quarter of 2025 compared to $13.8 million for the same period in 2024. Tax equivalent net interest income increased $467 thousand from balance sheet volume changes and $1.6 million from interest rate changes.

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

	For the Three Months Ended March 31,
	2025			2024

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Interest-earning deposits in other banks	$173,573	$1,908	4.46%	$176,259	$2,354	5.36%
Investment securities:
Taxable	462,357	5,016	4.40%	425,474	3,958	3.73%
Tax exempt	50,370	336	2.70%	51,397	337	2.63%
Investments	512,727	5,352	4.23%	476,871	4,295	3.61%
Loans:
Residential real estate 1-4 family:
First liens	244,487	3,290	5.46%	206,763	2,527	4.90%
Junior liens and lines of credit	83,128	1,215	5.93%	72,451	1,066	5.90%
Residential real estate - construction	34,623	568	6.65%	27,196	476	7.02%
Commercial real estate	816,450	11,710	5.82%	712,855	10,015	5.64%
Commercial	234,946	3,090	5.33%	240,527	3,186	5.31%
Consumer	7,940	176	8.99%	6,889	144	8.38%
Loans	1,421,574	20,049	5.72%	1,266,681	17,414	5.51%
Total interest-earning assets	2,107,874	$27,309	5.25%	1,919,811	$24,063	5.03%
Other assets	92,224			88,970
Total assets	$2,200,098			$2,008,781

Interest-bearing liabilities:
Deposits:
Interest-bearing checking	$404,451	$591	0.59%	$421,302	$596	0.57%
Money Management	728,959	4,892	2.72%	584,033	4,212	2.89%
Savings	97,051	40	0.17%	104,338	40	0.15%
Time	220,461	2,331	4.29%	139,457	1,408	4.05%
Time - Brokered	87,057	1,176	5.48%	19,033	248	5.23%
Total interest-bearing deposits	1,537,979	9,030	2.38%	1,268,163	6,504	2.06%

Subordinated notes	19,703	264	5.36%	19,665	264	5.37%
Overnight borrowings	—	—	---	2,166	31	5.74%
Federal Reserve Bank borrowings	—	—	---	84,505	961	4.56%
Federal Home Loan Bank advances	200,000	2,158	4.32%	215,824	2,496	4.64%
Total interest-bearing liabilities	1,757,682	11,452	2.64%	1,590,323	10,256	2.59%
Noninterest-bearing deposits	277,558			269,307
Other liabilities	17,602			17,070
Shareholders' equity	147,256			132,081
Total liabilities and shareholders' equity	$2,200,098			$2,008,781
T/E net interest income/Net interest margin		15,857	3.05%		13,807	2.88%
Tax equivalent adjustment		(251)			(254)
Net interest income		$15,606			$13,553

Net Interest Spread			2.61%			2.44%
Cost of Funds			2.28%			2.21%
Cost of Deposits			2.02%			1.70%

Provision for Credit Losses

For the first quarter of 2025, the provision for credit losses on loans was $750 thousand and the provision for unfunded commitments was $29 thousand, resulting in a total provision for credit loss expense of $779 thousand. The loan provision expense increase was due primarily to growth in the loan portfolio as the historical credit loss rate and the qualitative loss factor have not materially changed during the first quarter of 2025.

The Allowance for Credit Losses (ACL) ratio for loans was 1.27% at March 31, 2025 compared to 1.26% at December 31, 2024. The ACL for unfunded commitments was $2.1 million at March 31, 2025 compared to $2.0 million at December 31, 2024. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2025, noninterest income increased $374 thousand from the same period in 2024. Wealth Management fees increased, primarily because of growth in assets under management. Gains on sale of loans increased due to volume of mortgage sales. Other income increased from swap referral fees.

The following table presents a comparison of noninterest income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$2,215	$2,026	$189	9.3
Loan service charges	209	206	3	1.5
Gain on sale of loans	109	58	51	87.9
Deposit service charges and fees	605	613	(8)	(1.3)
Other service charges and fees	483	488	(5)	(1.0)
Debit card income	558	536	22	4.1
Increase in cash surrender value of life insurance	115	112	3	2.7
Change in fair value of equity securities	(7)	(41)	34	(82.9)
Other	275	190	85	44.7
Total noninterest income	$4,562	$4,188	$374	8.9

Noninterest Expense

Noninterest expense for the first quarter of 2025 increased $1.3 million compared to the same period in 2024. Salaries and benefits increased $779 thousand primarily in salaries ($246 thousand), an increase in health insurance costs ($292 thousand) and an increase in commissions ($110 thousand) from an increase in mortgage volume. Data processing costs increased due to software expenses. FDIC insurance increased due to growth in the balance sheet. The increase in other expense is due, in part, to an increase in armored car expense from the addition of new services.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2025	2024	Amount	%
Salaries and benefits	$8,506	$7,727	$779	10.1
Net occupancy	1,225	1,182	43	3.6
Marketing and advertising	433	519	(86)	(16.6)
Legal and professional	527	516	11	2.1
Data processing	1,557	1,423	134	9.4
Pennsylvania bank shares tax	160	125	35	28.0
FDIC insurance	545	322	223	69.3
ATM/debit card processing	340	323	17	5.3
Telecommunications	106	111	(5)	(4.5)
Nonservice pension	12	(29)	41	(141.4)
Other	1,166	1,065	101	9.5
Total noninterest expense	$14,577	$13,284	$1,293	9.7

Provision for Income Taxes

For the first quarter of 2025, the Corporation recorded a Federal income tax expense of $917 thousand and state tax credit of $27 thousand compared to $624 thousand for federal income tax and $20 thousand for state income tax in the same quarter in 2024. The effective tax rate for the first quarter of 2025 was 18.5% compared to 15.7% for the same period in 2024. The federal statutory tax rate is 21% for 2025 and 2024.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $225.0 million at March 31, 2025, an increase of $21.3 million from the prior year-end balance of $203.6 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($196.2 million). At March 31, 2025, the Corporation had posted cash collateral of $5.2 million to a counterparty in a derivative transaction.

Investment Securities:

Available for Sale (AFS) Securities: At March 31, 2025, the AFS securities portfolio had an amortized cost of $534.4 million, a decrease of $19.6 million from the prior year-end, and a fair value of $495.5 million, a decrease of $13.1 million from the prior year-end. During the first three months of 2025, the portfolio returned $19.6 million of principal and there were no new purchases. The Bank did not sell any investments in the first three months of 2025. The AFS portfolio had a net unrealized loss of $38.9 million at March 31, 2025 compared to a net unrealized loss of $45.4 million at the prior year-end. The AFS portfolio averaged $512.7 million with a tax equivalized yield of 4.23% for the three months ended March 31, 2025. This compares to an average of $476.9 million and a tax-equivalized yield of 3.61% for the same period in 2024.

The AFS portfolio holdings are classified by type of security issuer. U.S. Agency mortgage-backed and collateralized mortgage obligations are issued by a U.S. Government Agency or a government sponsored entity and securitized by pools of residential and commercial mortgages. Municipal securities are issued by state and local government entities and consist of taxable and tax-exempt securities. Many municipal securities have credit enhancements in the form of private bond insurance or other credit support. Corporate securities are mostly subordinated notes issued by community banks with the remainder consisting of five trust preferred securities. Non-Agency mortgage-backed and collateralized mortgage obligation securities are issued by private entities and securitized by residential and commercial mortgages. Many of these securities benefit from credit enhancements in the form of subordinated tranches and overcollateralization. Asset-backed securities are issued by or insured by a U.S. Government Agency and securitized by loan pools other than mortgages.

Restricted Stock at Cost: The Bank held $8.8 million of restricted stock at March 31, 2025 and December 31, 2024. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh. The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Residential Real Estate 1-4 Family
Consumer first liens	$187,649	$181,780	$5,869	3.2
Commercial first lien	57,795	58,821	(1,026)	(1.7)
Total first liens	245,444	240,601	4,843	2.0

Consumer junior liens and lines of credit	77,981	76,035	1,946	2.6
Commercial junior liens and lines of credit	5,908	6,199	(291)	(4.7)
Total junior liens and lines of credit	83,889	82,234	1,655	2.0
Total residential real estate 1-4 family	329,333	322,835	6,498	2.0

Residential real estate - construction
Consumer	26,629	20,742	5,887	28.4
Commercial	22,339	11,685	10,654	91.2
Total residential real estate construction	48,968	32,427	16,541	51.0

Commercial real estate	831,787	803,365	28,422	3.5
Commercial	238,010	230,597	7,413	3.2
Total commercial	1,069,797	1,033,962	35,835	3.5

Consumer	8,093	8,853	(760)	(8.6)
	1,456,191	1,398,077	58,114	4.2
Less: Allowance for credit losses	(18,444)	(17,653)	(791)	4.5
Net Loans	$1,437,747	$1,380,424	$57,323	4.2

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

Total residential real estate loans increased by $6.5 million over year-end 2024, primarily in consumer first lien loans. For the first three months of 2025, the Bank originated $23.0 million in mortgages compared to $11.7 million for the same period in 2024, including $7.0 million for sale through the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($26.6 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $22.3 million at March 31, 2025. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $831.8 million from $803.4 million at the end of 2024. Included in commercial real estate are approximately $508 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	March 31, 2025	% of CRE	December 31, 2024	% of CRE
Apartment buildings	$166,642	20%	$146,661	18%
Hotels & motels	100,926	12%	97,460	12%
Office buildings	92,654	11%	92,926	12%
Shopping centers	83,157	10%	82,518	10%
Development land	64,307	8%	66,645	8%

Also included in CRE are real estate construction loans totaling $161.7 million. At March 31, 2025, the Bank had $72.9 million in real estate construction loans funded with an interest reserve and capitalized $920 thousand of interest in the first three months of 2025 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent first-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and American Institute of Architects (AIA) documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $7.4 million to $238.0 million at March 31, 2025, compared to $230.6 million at the end of 2024. At March 31, 2025, the Bank had $105.1 million in tax-free loans.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	March 31, 2025	% of Commercial	December 31, 2024	% of Commercial
Public administration	$42,667	18%	$43,184	19%
Utilities	38,316	16%	38,498	17%
Real estate, rental & leasing	21,755	9%	23,162	10%
Manufacturing	21,250	9%	16,930	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At March 31, 2025, the outstanding commercial participations were $111.5 million, or 9.6%, of commercial purpose loans and 7.7% of total gross loans compared to $107.2 million at December 31, 2024, or 9.6%, of commercial purpose loans and 7.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $132.7 million, compared to $133.1 million at December 31, 2024. The commercial loan participations are comprised of $30.3 million of Commercial loans and $81.2 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $8.1 million at March 31, 2025, compared to $8.9 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–Other Assets Especially Mentioned or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2025 is adequate.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $31.4 million at March 31, 2025 compared to $21.5 million at December 31, 2024. The increase was primarily due to credit downgrades on two hotel loans__ during the first quarter of 2025. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $253 thousand of nonaccrual loans as of March 31, 2025 and $266 thousand as of December 31, 2024. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At March 31, 2025, the Bank had loans of $12.7 million (0.9% of gross loans) that exceeded the supervisory limit, compared to 1.0% at year-end 2024.

Loan quality, as measured by nonaccrual loans, totaled $253 thousand at March 31, 2025 compared to $266 thousand at December 31, 2024 and the nonperforming loan to gross loans ratio was 0.02% at March 31, 2025 and December 31, 2024. Loans past due 90-days or more, but still accruing, totaled $20 thousand at March 31, 2025.

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

As of March 31, 2025 and December 31, 2024 there were no modifications made to borrowers experiencing financial difficulty.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At March 31, 2025, the pooled loan reserve was $18.4 million and approximately 69% of the pooled reserve was from the qualitative component, unchanged from year-end 2024. The was no specific reserve as of March 31, 2025 or December 31, 2024.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. At March 31, 2025, the ACL for unfunded commitments totaled $2.1 million, compared to $2.0 million at December 31, 2024.

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2025
Loans at March 31, 2025	$245,444	$83,889	$48,968	$831,787	$238,010	$8,093	$1,456,191
Average Loans through March 31, 2025	244,487	83,128	34,623	816,450	234,946	7,940	1,421,574
Nonaccrual Loans at March 31, 2025	—	—	—	253	—	—	253
Allowance for Credit Loss at March 31, 2025	1,529	470	455	12,480	3,394	116	18,444
YTD Net (Charge-offs)/Recoveries at March 31, 2025	—	—	3	—	51	(13)	41

Loans/Total Gross Loans at March 31, 2025	17%	6%	3%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at March 31, 2025	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at March 31, 2025	0.62%	0.56%	0.93%	1.50%	1.43%	1.43%	1.27%
Net (Charge-offs) Recoveries/Average Loans at March 31, 2025*	0.00%	0.00%	0.03%	0.00%	0.09%	-0.65%	0.01%
Allowance for Credit Loss/Nonaccrual Loans at March 31, 2025							7,290.12%

2024
Loans at December 31, 2024	$240,601	$82,234	$32,427	$803,365	$230,597	$8,853	$1,398,077
Average Loans for 2024	222,572	76,515	28,096	747,037	241,554	7,322	1,323,096
Nonaccrual Loans at December 31, 2024	—	—	—	—	266	—	266
Allowance for Credit Losses at December 31, 2024	1,497	461	376	12,004	3,182	133	17,653
Net Recoveries/(Charge-offs) for 2024	3	—	14	2	(329)	(64)	(374)

Loans/Total Gross Loans at December 31, 2024	17%	6%	2%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2024	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at December 31, 2024	0.62%	0.56%	1.16%	1.49%	1.38%	1.50%	1.26%
Net Recoveries(Charge-offs)/Average Loans for 2024	0.00%	0.00%	0.05%	0.00%	-0.14%	-0.87%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2024							6,636.47%

*Annualized

Deposits:

Total deposits increased $51.9 million during the first three months of 2025 to $1.868 billion. Noninterest checking increased $8.6 million, primarily in municipal and small business accounts. Interest-bearing checking decreased by $9.9 million, primarily in municipal deposits, while the Bank’s Money Management product increased $57.3 million. Time deposits decreased $4.4 million. The Bank has $87.5 million of brokered CDs at March 31, 2025 and December 31, 2024.

As of March 31, 2025, the Bank had deposits of $303.2 million placed in the IntraFi Network reciprocal deposit program ($106.3 million in interest-bearing checking and $196.9 million in money management) and $29.7 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At March 31, 2025, the Bank’s reciprocal deposits were 15.9% of the Bank’s total liabilities compared to 16.2% at year-end 2024.

The Bank estimates that approximately 89% of its deposits are FDIC insured or collateralized as of March 31, 2025, compared to 85% at December 31, 2024.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest-bearing checking	$298,945	$290,346	$8,599	3.0

Interest-bearing checking	407,951	417,870	(9,919)	(2.4)
Money management	752,218	694,880	57,338	8.3
Savings	96,933	96,646	287	0.3
Total interest-bearing checking and savings	1,257,102	1,209,396	47,706	3.9

Time deposits	311,530	315,905	(4,375)	(1.4)
Total deposits	$1,867,577	$1,815,647	$51,930	2.9

Overdrawn deposit accounts reclassified as loans	$136	$136

Borrowings:

At March 31, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

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

Shareholders’ Equity:

Total shareholders’ equity increased $6.7 million to $151.4 million as of March 31, 2025 from December 31, 2024. Retained earnings increased $2.5 million in 2025 and accumulated other comprehensive income/(loss) (AOCI) improved $3.7 million since year-end 2024. The increase in retained earnings was from net income of $3.9 million partially offset by cash dividends of $1.4 million. The Corporation’s Dividend Reinvestment Plan (DRIP) added $190 thousand in new capital from optional cash contributions and $254 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 36.16% for the first three months of 2025 compared to 41.62% for the same period in 2024.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the first quarter of 2025, the Corporation paid a $0.32 per share dividend, compared to $0.32 paid in the first quarter of 2024. On April 10, 2025, the Board of Directors declared a $0.33 per share regular quarterly dividend for the second quarter of 2025, which will be paid on May 28, 2024. This represents a 3.1% increase over the second quarter 2024 dividend.

In January 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. No shares were purchased during the first three months of 2025.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2025 was 4.69% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	10.86%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.44%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	10.86%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.44%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.30%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.82%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.24%	8.20%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($276.7 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at March 31, 2025.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$567,117	$200,000	$367,117
Federal Reserve Bank Discount Window	65,885	—	65,885
Correspondent Banks	76,000	—	76,000
Total	$709,002	$200,000	$509,002

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

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$347,325	$328,806
Consumer commitments to extend credit (secured)	137,353	135,776
Consumer commitments to extend credit (unsecured)	6,170	5,352
	$490,849	$469,934
Standby letters of credit	$30,747	$28,815

ACL - Unfunded Commitments (1)	$2,059	$2,030
(1) Reported in Other Liabilities on the Consolidated Balance Sheets

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially, except as reported, from those reported in the Corporation’s 2024 Annual Report on Form 10-K.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2025. For more information on market risk refer to the Corporation’s 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2025, except as described below. For more information, refer to the Corporation’s 2024 Annual Report on Form 10-K.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers - particularly local businesses engaged in agriculture, manufacturing, and retail - may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2025. No shares were repurchased during the first three months of 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025, except as follows:

On February 24, 2025, Craig W. Best, Director, Chief Executive Officer and President, adopted a non-Rule 10b5-1 trading arrangement to purchase up to 6,775 shares of the Corporation’s common stock. The arrangement was terminated on March 7, 2025.

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

Franklin Financial Services Corporation

May 15, 2025	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer and President
(Principal Executive Officer)

May 15, 2025	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)