Form 10-Q
period 2025-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2025-08-14
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

There were 4,476,651 outstanding shares of the Registrant’s common stock as of July 31, 2025.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$27,426	$19,848
Short-term interest-earning deposits in other banks	180,364	183,765
Total cash and cash equivalents	207,790	203,613
Long-term interest-earning deposits in other banks	999	1,499
Debt securities available for sale, at fair value	481,259	508,604
Equity securities	—	166
Restricted stock	8,894	8,775
Loans held for sale	1,486	2,470
Loans	1,519,157	1,398,077
Allowance for credit losses	(19,122)	(17,653)
Net Loans	1,500,035	1,380,424
Premises and equipment, net	28,438	29,039
Right of use asset	3,943	4,106
Bank owned life insurance	22,965	22,735
Goodwill	9,016	9,016
Deferred tax asset, net	9,575	10,831
Other assets	12,345	16,563
Total assets	$2,286,745	$2,197,841

Liabilities
Deposits
Noninterest-bearing checking	$294,034	$290,346
Money management, savings, and interest checking	1,279,602	1,209,396
Time	319,835	315,905
Total deposits	1,893,471	1,815,647
FHLB advances	200,000	200,000
Subordinate notes	19,719	19,699
Lease liability	4,111	4,263
Other liabilities	12,080	13,516
Total liabilities	2,129,381	2,053,125

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,468,004 shares outstanding at June 30, 2025 and
4,710,972 shares issued and 4,427,362 shares outstanding at December 31, 2024	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,763	43,791
Retained earnings	146,403	139,463
Accumulated other comprehensive loss	(30,784)	(35,508)
Treasury stock, 242,968 shares at June 30, 2025 and 283,610 shares at
December 31, 2024, at cost	(6,729)	(7,741)
Total shareholders' equity	157,364	144,716
Total liabilities and shareholders' equity	$2,286,745	$2,197,841

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$21,425	$18,059	$41,289	$35,281
Interest and dividends on investments:
Taxable interest	4,524	3,901	9,349	7,814
Tax exempt interest	269	274	540	549
Dividend income	189	205	379	250
Interest-earning deposits in other banks	2,193	2,293	4,101	4,647
Total interest income	28,600	24,732	55,658	48,541
Interest expense
Deposits	8,918	7,018	17,948	13,522
FHLB overnight borrowings and advances	2,181	480	4,339	1,440
Federal Reserve Bank borrowings	—	2,762	—	5,289
Subordinate notes	263	261	528	525
Total interest expense	11,362	10,521	22,815	20,776
Net interest income	17,238	14,211	32,843	27,765
Provision for credit losses - loans	704	560	1,454	1,050
Provision for (reversal of) credit losses - unfunded commitments	(69)	(14)	(40)	(52)
Total provision for credit losses	635	546	1,414	998
Net interest income after credit loss expense	16,603	13,665	31,429	26,767
Noninterest income
Wealth management fees	2,419	2,242	4,633	4,269
Loan service charges	294	181	503	387
Gain on sale of loans	132	116	241	174
Deposit service charges and fees	613	572	1,218	1,185
Other service charges and fees	480	523	963	1,010
Debit card income	608	571	1,167	1,106
Increase in cash surrender value of life insurance	116	112	230	224
Change in fair value of equity securities	—	(34)	(7)	(75)
Other	441	67	716	258
Total noninterest income	5,103	4,350	9,664	8,538
Noninterest Expense
Salaries and employee benefits	8,864	8,405	17,370	16,132
Net occupancy	1,146	1,149	2,371	2,331
Marketing and advertising	353	617	786	1,137
Legal and professional	537	515	1,064	1,030
Data processing	1,514	1,459	3,071	2,882
Pennsylvania bank shares tax	137	119	297	244
FDIC Insurance	409	408	954	730
ATM/debit card processing	344	339	683	662
Telecommunications	109	108	216	220
Nonservice pension	17	(7)	29	(36)
Other	959	1,224	2,124	2,310
Total noninterest expense	14,389	14,336	28,965	27,642
Income before income taxes	7,317	3,679	12,128	7,663
Income tax expense	1,409	646	2,299	1,269
Net income	$5,908	$3,033	$9,829	$6,394
Per share
Basic earnings per share	$1.32	$0.67	$2.21	$1.43
Diluted earnings per share	$1.32	$0.66	$2.20	$1.43

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2025	2024	2025	2024
Net Income	$5,908	$3,033	$9,829	$6,394

Debt Securities:
Unrealized gains (loss) arising during the period	1,971	447	8,494	74
Reclassification adjustment for (gains) loss realized in income on fair value hedge (1)	(614)	—	(2,514)	—
Net unrealized gains (loss)	1,357	447	5,980	74
Tax effect	(285)	(94)	(1,256)	(15)
Net of tax amount	1,072	353	4,724	59

Total other comprehensive gain (loss)	1,072	353	4,724	59

Total Comprehensive Income (Loss)	$6,980	$3,386	$14,553	$6,453

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2025 and 2024

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2025	4,454,382	$4,711	$43,607	$141,967	$(31,856)	$(7,038)	$151,391
Net income		—	—	5,908	—	—	5,908
Other comprehensive gain		—	—	—	1,072	—	1,072
Cash dividends declared, $0.33 per share		—	—	(1,472)	—	—	(1,472)
Acquisition of treasury stock	(8,345)	—	—	—	—	(296)	(296)
Treasury shares issued under dividend reinvestment plan	7,039	—	75	—	—	195	270
Stock Compensation Plans:
Treasury shares issued	14,928	—	(200)	—	—	410	210
Compensation expense		—	281	—	—	—	281
Balance at June 30, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364

Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	9,829	—	—	9,829
Other comprehensive gain		—	—	—	4,724	—	4,724
Cash dividends declared, $0.65 per share		—	—	(2,889)	—	—	(2,889)
Acquisition of treasury stock	(12,267)	—	—	—	—	(438)	(438)
Treasury shares issued under dividend reinvestment plan	19,391	—	182	—	—	532	714
Stock Compensation Plans:
Treasury shares issued	33,518	—	(685)	—	—	918	233
Compensation expense		—	475	—	—	—	475
Balance at June 30, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364

Balance at April 1, 2024	4,393,873	$4,711	$43,459	$135,955	$(41,234)	$(8,654)	$134,237
Net income		—	—	3,033	—	—	3,033
Other comprehensive loss		—	—	—	353	—	353
Cash dividends declared, $0.32 per share		—	—	(1,407)	—	—	(1,407)
Acquisition of treasury stock	(14,684)	—	—	—	—	(400)	(400)
Treasury shares issued under dividend reinvestment plan	31,255	—	(27)	—	—	853	826
Stock Compensation Plans:
Treasury shares issued	1,930	—	(52)	—	—	52	—
Compensation expense		—	167	—	—	—	167
Balance at June 30, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809

Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	6,394	—	—	6,394
Other comprehensive loss		—	—	—	59	—	59
Cash dividends declared, $0.64 per share		—	—	(2,806)	—	—	(2,806)
Acquisition of treasury stock	(16,202)	—	—	—	—	(440)	(440)
Treasury shares issued under dividend reinvestment plan	43,543	—	(33)	—	—	1,188	1,155
Stock Compensation Plans:
Treasury shares issued	13,802	—	(362)	—	—	377	15
Compensation expense		—	296	—	—	—	296
Balance at June 30, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$9,829	$6,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,071	1,040
Net amortization of loans and investment securities	166	1,775
Amortization of subordinate debt issuance costs	20	19
Provision for credit losses	1,414	998
Loss on sale of equity securities	7	—
Change in fair value of equity securities	—	75
Loans originated for sale	(15,917)	(13,227)
Proceeds from sale of loans	17,142	12,682
Gain on sale of loans held for sale	(241)	(174)
Increase in cash surrender value of life insurance	(230)	(224)
Gain from claims on life insurance policies	—	(78)
Stock based compensation	475	296
Decrease in other assets	1,620	877
Decrease in other liabilities	(1,396)	(717)
Net cash provided by operating activities	13,960	9,736
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	500	4,235
Proceeds from maturities, calls and pay-downs of securities available for sale	35,818	24,548
Purchase of investment securities available for sale	—	(8,025)
Increase in restricted stock	(119)	(8,000)
Net increase in loans	(121,154)	(61,419)
Proceeds from surrender of life insurance policies	—	559
Proceeds from sale of equity securities	161	—
Capital expenditures	(433)	(1,451)
Net cash used in investing activities	(85,227)	(49,553)
Cash flows from financing activities
Net increase (decrease) in demand deposits, interest-bearing checking, and savings accounts	73,894	(2,754)
Net increase in time deposits	3,930	51,234
Increase in long-term borrowings (FHLB)	—	200,000
Decrease in long-term borrowings (FHLB & FRB)	—	(50,000)
Dividends paid	(2,889)	(2,806)
Purchase of Treasury shares	(438)	(440)
Cash received from option exercises	233	15
Treasury shares issued under dividend reinvestment plan	714	1,155
Net cash provided by financing activities	75,444	196,404
Increase in cash and cash equivalents	4,177	156,587
Cash and cash equivalents at the beginning of the period	203,613	23,140
Cash and cash equivalents at the end of the period	$207,790	$179,727
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$23,065	$19,897
Income taxes	2,123	1,080
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	131	—

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2025, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2024 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Weighted average shares outstanding (basic)	4,461	4,555	4,449	4,465
Impact of common stock equivalents	10	7	13	8
Weighted average shares outstanding (diluted)	4,471	4,562	4,462	4,473
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$5,908	$3,033	$9,829	$6,394
Basic earnings per share	$1.32	$0.67	$2.21	$1.43
Diluted earnings per share	$1.32	$0.66	$2.20	$1.43

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU as of December 31, 2024 and it did not have an effect on its consolidated financial statements.

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

Net unrealized (losses) gains on debt securities	$(37,170)	$(43,149)
Tax effect	7,806	9,061
Net of tax amount	$(29,364)	$(34,088)

Accumulated pension adjustment	$(1,797)	$(1,797)
Tax effect	377	377
Net of tax amount	$(1,420)	$(1,420)

Total accumulated other comprehensive (loss) income	$(30,784)	$(35,508)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2025	cost	gains	losses	Value
U.S. Treasury	$36,037	$—	$(3,175)	$32,862
Municipal	154,914	—	(20,812)	134,102
Corporate	25,378	—	(1,875)	23,503
Agency MBS & CMO	142,114	23	(7,161)	134,976
Non-Agency MBS & CMO	130,390	121	(3,616)	126,895
Asset-backed	29,381	49	(509)	28,921
Total	$518,214	$193	$(37,148)	$481,259

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2024	cost	gains	losses	value
U.S. Treasury	$36,192	$—	$(4,395)	$31,797
Municipal	156,528	37	(22,973)	133,592
Corporate	26,356	1	(2,133)	24,224
Agency MBS & CMO	149,003	15	(10,276)	138,742
Non-Agency MBS & CMO	154,554	45	(5,429)	149,170
Asset-backed	31,420	163	(504)	31,079
Total	$554,053	$261	$(45,710)	$508,604

At June 30, 2025 and December 31, 2024, the fair value of debt securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $361.5 million and $151.7 million, respectively. The Bank has no investment in a single obligor that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	45,209	42,091
Due after five years through ten years	92,414	81,949
Due after ten years	78,706	66,427
	216,329	190,467
MBS, CMO & ABS	301,885	290,792
	$518,214	$481,259

Credit Impairment:

The debt securities portfolio contained 518 securities, having a fair value of $453.9 million, with $37.1 million in unrealized losses at June 30, 2025, an improvement of $8.6 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at June 30, 2025 and December 31, 2024, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$32,862	$(3,175)	13	$32,862	$(3,175)	13
Municipal	784	(88)	2	133,318	(20,724)	163	134,102	(20,812)	165
Corporate	486	(14)	1	23,017	(1,861)	49	23,503	(1,875)	50
Agency MBS & CMO	54,668	(1,042)	19	78,652	(6,119)	171	133,320	(7,161)	190
Non-Agency MBS & CMO	68,428	(1,918)	17	38,169	(1,698)	39	106,597	(3,616)	56
Asset-backed	4,738	(15)	9	18,794	(494)	35	23,532	(509)	44
Total unrealized losses	$129,104	$(3,077)	48	$324,812	$(34,071)	470	$453,916	$(37,148)	518

	December 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$31,797	$(4,395)	13	$31,797	$(4,395)	13
Municipal	—	—	—	132,550	(22,973)	164	132,550	(22,973)	164
Corporate	—	—	—	23,237	(2,133)	50	23,237	(2,133)	50
Agency MBS & CMO	54,388	(2,250)	15	82,110	(8,026)	183	136,498	(10,276)	198
Non-Agency MBS & CMO	79,422	(2,974)	26	53,615	(2,455)	50	133,037	(5,429)	76
Asset-backed	733	(1)	3	19,061	(503)	34	19,794	(504)	37
Total unrealized losses	$134,543	$(5,225)	44	$342,370	$(40,485)	494	$476,913	$(45,710)	538

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

Loans to contractors and developers are primarily dependent on the sale of improved lots or finished homes for repayment. Risks associated with these loans include the borrower’s character and capacity to complete a development, the effect of economic conditions on the valuation of lots or homes, cost overruns, delays in construction or contractor problems. In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the developer. Real estate construction loans are monitored on a regular basis by either an independent first party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or American Institute of Architects (AIA) documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

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

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Residential real estate 1-4 family
Consumer first liens	$205,969	$181,780
Commercial first lien	58,071	58,821
Total first liens	264,040	240,601

Consumer junior liens and lines of credit	81,589	76,035
Commercial junior liens and lines of credit	6,058	6,199
Total junior liens and lines of credit	87,647	82,234
Total residential real estate 1-4 family	351,687	322,835

Residential real estate - construction
Consumer	25,641	20,742
Commercial	22,142	11,685
Total residential real estate construction	47,783	32,427

Commercial real estate	872,247	803,365
Commercial	239,103	230,597
Total commercial	1,111,350	1,033,962

Consumer	8,337	8,853
	1,519,157	1,398,077
Less: Allowance for credit losses	(19,122)	(17,653)
Net Loans	$1,500,035	$1,380,424

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,642	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$858,988	$775,410
Federal Reserve Bank	97,445	96,592
	$956,433	$872,002

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual or rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$2,350	$5,106	$9,864	$7,033	$9,603	$26,137	$3,853	$—	$63,946
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	183	—	—	183
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,350	5,106	9,864	7,033	9,603	26,320	3,853	—	64,129
Consumer:
Performing	22,112	44,460	65,419	29,813	13,755	34,146	61,274	16,579	287,558
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	22,112	44,460	65,419	29,813	13,755	34,146	61,274	16,579	287,558
Total	$24,462	$49,566	$75,283	$36,846	$23,358	$60,466	$65,127	$16,579	$351,687
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$3,124	$14,420	$1,663	$403	$470	$2,062	$—	$—	$22,142
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	3,124	14,420	1,663	403	470	2,062	—	—	22,142
Consumer:
Performing	5,440	20,201	—	—	—	—	—	—	25,641
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	5,440	20,201	—	—	—	—	—	—	25,641
Total	$8,564	$34,621	$1,663	$403	$470	$2,062	$—	$—	$47,783
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$80,861	$110,258	215,885	97,736	$87,739	$225,902	$11,098	$—	$829,479
OAEM (6)	—	—	8,824	7,099	700	7,652	—	—	24,275
Substandard (7)	—	—	13,650	246	—	4,547	50	—	18,493
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$80,861	$110,258	$238,359	$105,081	$88,439	$238,101	$11,148	$—	$872,247
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$11,738	$25,316	$14,505	$23,437	$36,511	$74,300	$51,090	$—	$236,897
OAEM (6)	—	—	9	390	1,412	4	341	—	2,156
Substandard (7)	—	—	—	—	—	—	50	—	50
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$11,738	$25,316	$14,514	$23,827	$37,923	$74,304	$51,481	$—	$239,103
Current period gross charge-offs	$(6)	$—	$—	$—	$—	$(7)	$—	$—	$(13)

Consumer:
Performing	1,019	1,588	959	282	1,589	20	2,873	—	8,330
Nonperforming	—	—	—	—	—	—	7	—	7
Total	$1,019	$1,588	$959	$282	$1,589	$20	$2,880	$—	$8,337
Current period gross charge-offs	$(40)	$—	$—	$(1)	$(1)	$(1)	$(18)	$—	$(61)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,306	$9,436	$7,529	$10,133	$8,099	$20,251	$4,079	$—	$64,833
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	187	—	187
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,306	9,436	7,529	10,133	8,099	20,251	4,266	—	65,020
Consumer:
Performing	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Total	$41,520	$76,684	$38,819	$24,436	$17,113	$47,995	$58,413	$17,855	$322,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$5,582	$3,306	$403	$1,150	$159	$1,085	$—	$—	$11,685
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,582	3,306	403	1,150	159	1,085	—	—	11,685
Consumer:
Performing	19,907	835	—	—	—	—	—	—	20,742
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	19,907	835	—	—	—	—	—	—	20,742
Total	$25,489	$4,141	$403	$1,150	$159	$1,085	$—	$—	$32,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$95,410	$221,889	$106,385	$93,228	$32,546	$218,875	$16,290	$—	$784,623
OAEM (6)	—	—	1,772	1,711	6,624	—	—	—	10,107
Substandard (7)	—	6,301	266	—	—	2,018	50	—	8,635
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$95,410	$228,190	$108,423	$94,939	$39,170	$220,893	$16,340	$—	$803,365
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$25,398	$16,289	$27,545	$37,927	$18,196	$60,126	$42,595	$—	$228,076
OAEM (6)	—	11	420	1,500	9	—	250	—	2,190
Substandard (7)	—	—	—	—	58	—	273	—	331
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$25,398	$16,300	$27,965	$39,427	$18,263	$60,126	$43,118	$—	$230,597
Current period gross charge-offs	$(11)	$—	$(287)	$—	$—	$—	$(161)	$—	$(459)

Consumer:
Performing	2,289	1,140	386	1,682	36	27	3,291	—	8,851
Nonperforming	—	—	—	1	—	—	1	—	2
Total	$2,289	$1,140	$386	$1,683	$36	$27	$3,292	$—	$8,853
Current period gross charge-offs	$(44)	$—	$—	$—	$(6)	$—	$(49)	$—	$(99)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
June 30, 2025
Residential Real Estate 1-4 Family
First liens	$—	$—	$—	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	—	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	10,828	—	—	266	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	2
Total	$10,828	$—	$—	$266	$—	$2

At June 30, 2025, the Corporation had two commercial loan relationships for $10.3 million that were considered to be collateral dependent, compared to $266 thousand at December 31, 2024. These loans are secured by a mixed-use construction loan and a hotel. The Bank has not established a specific reserve for the loans based on currently available information.

At June 30, 2025 and December 31, 2024, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
June 30, 2025
Residential Real Estate 1-4 Family
First liens	$18	$211	$—	$229	$263,811	$264,040
Junior liens and lines of credit	286	188	—	474	87,173	87,647
Total	304	399	—	703	350,984	351,687
Residential real estate - construction	—	—	—	—	47,783	47,783
Commercial real estate	246	—	3,136	3,382	868,865	872,247
Commercial	176	—	—	176	238,927	239,103
Consumer	55	2	—	57	8,280	8,337
Total	$781	$401	$3,136	$4,318	$1,514,839	$1,519,157

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2024
Residential Real Estate 1-4 Family
First liens	$203	$640	$—	$843	$239,758	$240,601
Junior liens and lines of credit	241	160	—	401	81,833	82,234
Total	444	800	—	1,244	321,591	322,835
Residential real estate - construction	—	—	—	—	32,427	32,427
Commercial real estate	380	219	—	599	802,766	803,365
Commercial	747	50	266	1,063	229,534	230,597
Consumer	30	4	2	36	8,817	8,853
Total	$1,601	$1,073	$268	$2,942	$1,395,135	$1,398,077

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at March 31, 2025	$1,529	$470	$455	$12,480	$3,394	$116	$18,444
Charge-offs	—	—	—	—	(10)	(43)	(53)
Recoveries	—	—	—	—	21	6	27
Provision	108	18	106	372	55	45	704
ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(13)	(61)	(74)
Recoveries	—	—	3	—	75	11	89
Provision	140	27	182	848	216	41	1,454
ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122

ACL at March 31, 2024	$1,308	$415	$337	$11,057	$3,324	$92	$16,533
Charge-offs	—	—	—	—	(83)	(18)	(101)
Recoveries	—	—	3	—	20	3	26
Provision	76	14	(22)	366	103	23	560
ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$17,018

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$16,052
Charge-offs	—	—	—	(2)	(149)	(46)	(197)
Recoveries	—	—	7	—	80	26	113
Provision	88	10	15	768	143	26	1,050
ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$17,018

As of June 30, 2025 and December 31, 2024 there were no modifications made to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2025 and 2024, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$179	$195	$358	$389
Short-term lease cost	4	1	8	2
Variable lease cost	41	37	81	87
Total lease cost	$224	$233	$447	$478

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$357	$379

Weighted-average remaining lease term (years)	11.3	11.7
Weighted-average discount rate	3.54%	3.43%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2025, are as follows:

(Dollars in thousands)

2025	$356
2026	597
2027	455
2028	416
2029	420
2030 and beyond	2,808
Undiscounted cash flow	5,052
Imputed Interest	(941)
Total lease liability	$4,111

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2025 and December 31, 2024.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. At June 30, 2025, the Corporation had posted cash collateral of $5.6 million of restricted cash collateral to a counterparty, reported in interest-bearing deposits in other banks on the Consolidated Balance Sheet.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of June 30, 2025			As of December 31, 2024
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$105,710	Other Liabilities	$223	$111,087	Other Assets	$2,275
Total derivatives designated as hedging instruments			$223			$2,275

Derivatives not designated as hedging instruments
Other Contracts	$5,959	Other Liabilities	$—	$6,064	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
		2025	2024	2025	2024
Interest rate swaps	Investment income	$202	$-	$401	$-

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
		2025	2024	2025	2024
Other Contracts	Other income	$-	$-	$-	$1

The table below presents the carrying amount of the derivative financial instruments as of June 30, 2025 and 2024:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging instruments
(Dollars in thousands)	As of June 30,		As of June 30,
	2025	2024	2025	2024
Investment securities, AFS (1)	$108,250	$-	$214	$-

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At June 30, 2025, the fair value of the closed portfolio used in these hedging relationships was $105.4 million and the notional amount was $126.5 million.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of net periodic cost:
Service cost	$53	$56	$106	$103
Interest cost	199	193	399	381
Expected return on plan assets	(206)	(215)	(414)	(432)
Recognized net actuarial loss	24	15	44	15
Total pension expense	$70	$49	$135	$67

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first six months of 2025. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in thousands)	Fair Value at June 30, 2025
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		32,862	—	—	32,862
Municipal		—	134,102	—	134,102
Corporate		—	23,503	—	23,503
Agency MBS & CMO		—	134,976	—	134,976
Non-Agency MBS & CMO		—	126,895	—	126,895
Asset-backed		—	28,921	—	28,921
Total available for sale	Recurring	$32,862	$448,397	$—	$481,259

Liabilities
Derivatives	Recurring	—	223	—	223

(Dollars in thousands)	Fair Value at December 31, 2024
Assets	Basis	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	Recurring	$166	$—	$—	$166
Available for sale:
U.S. Treasury		31,797	—	—	31,797
Municipal		—	133,592	—	133,592
Corporate		—	24,224	—	24,224
Agency MBS & CMO		—	138,742	—	138,742
Non-Agency MBS & CMO		—	149,170	—	149,170
Asset-backed			31,079		31,079
Total available for sale	Recurring	$31,963	$476,807	$—	$508,770
Collateral dependent loans (1)	Nonrecurring	—	—	380	380
Derivatives	Recurring	—	2,275	—	2,275

(1)Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2025.

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2025. The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2024.

				Range
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on:
			Real estate assets	100% (100%)
			Cost to sell	10%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$207,790	$207,790	$207,790	$—	$—
Long-term interest-earning deposits in other banks	999	999	999	—	—
Loans held for sale	1,486	1,499	—	1,499	—
Net loans	1,500,035	1,483,175	—	—	1,483,175
Accrued interest receivable	7,682	7,682	—	—	7,682

Financial liabilities:
Deposits	$1,893,471	$1,894,843	$—	$1,894,843	$—
FHLB advances	200,000	201,712	—	201,712	—
Subordinate notes	19,719	18,032	—	18,032	—
Accrued interest payable	4,439	4,439	—	4,439	—

	December 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$203,613	$203,613	$203,613	$—	$—
Long-term interest-earning deposits in other banks	1,499	1,499	1,499
Loans held for sale	2,470	2,470	—	2,470	—
Net loans	1,380,424	1,351,450	—	—	1,351,450
Accrued interest receivable	7,348	7,348	—	—	7,348

Financial liabilities:
Deposits	$1,815,647	$1,814,479	$—	$1,814,479	$—
FHLB Advances	200,000	200,883		200,883
Subordinate notes	19,699	18,032	—	18,032	—
Accrued interest payable	4,689	4,689	—	4,689	—

Note 12. Deposits

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$294,034	$290,346

Interest-bearing checking	408,669	417,870
Money management	775,420	694,880
Savings	95,513	96,646
Total interest-bearing checking and savings	1,279,602	1,209,396

Time deposits	232,778	228,848
Time - brokered deposits	87,057	87,057
Total time deposits	319,835	315,905

Total deposits	$1,893,471	$1,815,647

Overdrawn deposit accounts reclassified as loans	$169	$136

Time deposits greater than $250,000 at June 30, 2025 and December 31, 2024 were $77.1 million and $77.4 million, respectively.

Note 13. Borrowings

At June 30, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million at December 31, 2024. The borrowings have a rate of 4.32% and are due January 12, 2027.

At June 30, 2025, the Corporation had $20.0 million of unsecured subordinated debt notes payable, $15.0 million which mature on September 1, 2030 and $5.0 million which mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $281 thousand at June 30, 2025, which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $15.0 million have a fixed interest rate of 5.00% through June 29, 2025. On June 30, 2025, the notes converted to a variable rate of 90-day Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2025 was 4.75% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	10.91%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.50%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	10.91%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.50%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.33%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.75%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.78%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.20%	8.20%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
Wealth Management Fees	2025	2024	2025	2024

Asset Management Fees	$2,205	$2,051	$4,200	$3,884
Estate Management Fees	146	128	282	215
Commissions	68	63	151	170
Total	$2,419	$2,242	$4,633	$4,269

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$327,808	$328,806
Consumer commitments to extend credit (secured)	137,740	135,776
Consumer commitments to extend credit (unsecured)	6,788	5,352
	$472,336	$469,934
Standby letters of credit	$30,317	$28,815

ACL - Unfunded Commitments (1)	$1,990	$2,030
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2025, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following table presents the reportable segments for the periods presented:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2025
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$21,425	$21,425	$—	$41,289	$41,289
Interest income - investments	—	4,982	4,982	—	10,268	10,268
Interest income - interest-earning deposits in other banks	—	2,193	2,193	—	4,101	4,101
Wealth fee income	2,419	—	2,419	4,633	—	4,633
Total segment income	$2,419	$28,600	$31,019	$4,633	$55,658	$60,291

Reconciliation of revenue
Other revenue - not allocated to a segment			2,684			5,031
Total consolidated revenue			$33,703			$65,322

Less:
Interest expense - deposits	$—	$8,918	$8,918	$—	$17,948	$17,948
Interest expense - other borrowings	—	2,181	2,444	—	4,339	4,867
Provision for credit losses	—	635	635	—	1,414	1,414
Salary and benefit expense	1,040	7,824	8,864	2,061	15,309	17,370
Segment profit	$1,040	$19,558	$20,861	$2,061	$39,010	$41,599

Other expenses - not allocated to a segment			5,525			11,595

Income before taxes			$7,317			$12,128

Other segment disclosures
Net occupancy	$126	$1,020	$1,146	$264	$2,107	$2,371
Data processing	$42	$1,472	$1,514	$87	$2,984	$3,071

Total assets for reportable segments	$1,461	$2,285,702	$2,286,745	$1,461	$2,285,702	$2,286,745

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2024
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$18,059	$18,059	$—	$35,281	$35,281
Interest income - investments	—	4,380	4,380	—	8,613	8,613
Interest income - interest-earning deposits in other banks	—	2,293	2,293	—	4,647	4,647
Wealth fee income	2,242	—	2,242	4,269	—	4,269
Total segment income	$2,242	$24,732	$26,974	$4,269	$48,541	$52,810

Reconciliation of revenue
Other revenue - not allocated to a segment			2,108			4,269
Total consolidated revenue			$29,082			$57,079

Less:
Interest expense - deposits	$—	$7,018	$7,018	$—	$13,522	$13,522
Interest expense - other borrowings	—	3,242	3,503	—	6,729	7,254
Provision for credit losses	—	546	546	—	998	998
Salary and benefit expense	975	7,430	8,405	1,922	14,210	16,132
Segment profit	$975	$18,236	$19,472	$1,922	$35,459	$37,906

Other expenses - not allocated to a segment			5,931			11,510

Income before taxes			$3,679			$7,663

Other segment disclosures
Net occupancy	$140	$1,009	$1,149	$270	$2,061	$2,331
Data processing	$57	$1,402	$1,459	$116	$2,766	$2,882

Total assets for reportable segments	$1,549	$2,037,744	$2,039,126	$1,549	$2,037,744	$2,039,126

Note 18. Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2025 and 2024

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

There were no changes to the critical accounting policies disclosed in the 2024 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of June 30, 2025. Please refer to Item 7 of the Corporation’s 2024 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three and six months ended June 30, 2025 are as follows:

•Net income for the second quarter of 2025 was $5.9 million ($1.32 per diluted share) compared to $3.0 million ($0.66 per diluted share) for the second quarter of 2024 (an increase of 94.8%).

•Net income year-to-date for 2025 was $9.8 million ($2.20 per diluted share) compared to $6.4 million ($1.43 per diluted share) for the same period in 2024 (an increase of 53.7%)

•Wealth Management fees were $4.6 million for the first six months of 2025 compared to $4.3 million for the first six months of 2024. Assets under management totaled $1.4 billion as of June 30, 2025.

•For the second quarter of 2025, the provision for credit losses was $635 thousand compared to $546 thousand for the second quarter of 2024. Year-to-date the provision for credit losses was $1.4 million for the first six months of 2025 compared to $998 thousand for the same period in 2024. The increase in the provision expense was due primarily to loan growth.

•Total assets were $2.287 billion as of June 30, 2025 compared to $2.198 billion at year-end 2024, an increase of 4.1%.

•Total net loans increased $119.6 million (8.7%) to $1.500 billion on June 30, 2025 from December 31, 2024.

•Total deposits increased $77.8 million (4.3%) to $1.893 billion on June 30, 2025 from December 31, 2024 at a cost of 1.95% for the first six months of 2025.

•Return on Average Assets (ROA) was 0.89%, Return on Average Equity (ROE) was 13.27% and the Net Interest Margin (NIM) was 3.13% on an annualized basis for the first six months of 2025, compared to an ROA of 0.63%, ROE of 9.71%, and NIM of 2.94% for the same period in 2024.

•On July 17, 2025, the Board of Directors declared a $0.33 per share regular quarterly cash dividend for the third quarter of 2025 to be paid on August 28, 2025, to shareholders of record at the close of business on August 1, 2025. This represents a 3.1% increase over the dividend for the third quarter of 2024.

Key performance ratios as of, or for the periods ended as shown:

	Six Months Ended		Twelve Months Ended
	June 30,	June 30,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2025	2024	2024

Balance Sheet Highlights
Total assets	$2,286,745	$2,039,126	$2,197,841
Debt securities available for sale	481,259	454,465	508,604
Loans, net	1,500,035	1,301,302	1,380,424
Deposits	1,893,471	1,586,458	1,815,647
Other borrowings	200,000	280,000	200,000
Shareholders' equity	157,364	136,809	144,716

Summary of Operations
Interest income	$55,658	$48,541	$101,451
Interest expense	22,815	20,776	43,937
Net interest income	32,843	27,765	57,514
Provision for credit losses - loans	1,454	1,050	1,975
(Reversal of) provision for credit losses - unfunded commitments	(40)	(52)	8
Total provision for credit losses	1,414	998	1,983
Net interest income after provision for credit losses	31,429	26,767	55,531
Noninterest income	9,664	8,538	13,679
Noninterest expense	28,965	27,642	55,895
Income before income taxes	12,128	7,663	13,315
Federal income tax expense	2,299	1,269	2,216
Net income	$9,829	$6,394	$11,099

Performance Measurements
Return on average assets*	0.89%	0.63%	0.54%
Return on average equity*	13.27%	9.71%	8.05%
Return on average tangible equity (1)*	14.01%	10.40%	8.62%
Efficiency ratio (1)	67.35%	74.91%	73.36%
Net interest margin*	3.13%	2.94%	2.95%

Shareholders' Value (per common share)
Diluted earnings per share	$2.20	$1.43	$2.51
Basic earnings per share	2.21	1.43	2.52
Regular cash dividends declared	0.65	0.64	1.28
Book value	35.22	31.01	32.69
Tangible book value (1)	33.20	28.96	30.65
Market value	34.63	28.28	29.90
Market value/book value ratio	98.31%	91.20%	91.47%
Market value/tangible book value ratio	104.28%	97.64%	97.54%
Price/earnings multiple*	6.56	9.89	11.91
Current quarter dividend yield	3.81%	4.53%	4.28%
Dividend payout ratio year-to-date	29.39%	43.88%	50.72%

Safety and Soundness
Average equity/average assets	6.67%	6.54%	6.65%
Risk-based capital ratio (Total)	13.33%	14.66%	13.85%
Leverage ratio (Tier 1)	7.78%	8.38%	7.92%
Common equity ratio (Tier 1)	10.91%	12.01%	11.31%
Nonperforming loans / gross loans	0.71%	0.07%	0.02%
Nonperforming assets/total assets	0.14%	0.04%	0.01%
Allowance for credit losses as a % of loans	1.26%	1.29%	1.26%
Net loans (charged-off) recovered / average loans*	0.00%	-0.01%	-0.03%

Assets under Management
Trust assets under management (fair value)	$1,221,333	$1,128,087	$1,169,282
Held at third-party brokers (fair value)	138,763	143,736	139,872
	$1,360,096	$1,271,823	$1,309,154

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands, except per share)
	June 30, 2025	June 30, 2024	December 31, 2024
Return on Tangible Equity (non-GAAP)
Net income	$9,829	$6,394	$11,099

Average shareholders' equity	149,377	132,017	137,840
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	140,361	123,001	128,824

Return on average tangible equity (non-GAAP)*	14.01%	10.40%	8.62%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$157,364	$136,809	$144,716
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	148,348	127,793	135,700

Shares outstanding (in thousands)	4,468	4,412	4,427

Tangible book value per share (non-GAAP)	$33.20	$28.96	$30.65

Efficiency Ratio
Noninterest expense	$28,965	$27,642	$55,895

Net interest income	32,843	27,765	57,514
Plus tax equivalent adjustment to net interest income	490	522	938
Plus noninterest income, net of securities transactions	9,671	8,613	17,737
Total revenue	43,004	36,900	76,189

Efficiency ratio (Noninterest expense/total revenue)	67.35%	74.91%	73.36%

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

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024:

Tax equivalent net interest income increased $3.0 million to $17.5 million in the second quarter of 2025 compared to $14.5 million for the same period in 2024. Tax equivalent net interest income increased $1.6 million from balance sheet volume changes and $1.4 million from interest rate changes.

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

	For the Three Months Ended June 30,
	2025			2024

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$197,429	$2,193	4.46%	$169,186	$2,293	5.44%
Investment securities:
Taxable debt securities	440,685	4,524	4.12%	405,981	3,903	3.86%
Tax-exempt debt securities	48,863	333	2.73%	50,341	339	2.70%
Restricted stock	8,892	189	8.53%	10,374	203	7.85%
Total investment securities	498,440	5,046	4.06%	466,696	4,445	3.82%
Gross loans:
Residential real estate 1-4 family:
First liens	254,786	3,591	5.65%	214,883	2,721	5.08%
Junior liens and lines of credit	85,584	1,279	5.99%	74,087	1,118	6.05%
Residential real estate - construction	47,073	816	6.95%	28,236	481	6.83%
Commercial real estate	853,228	12,535	5.89%	734,571	10,494	5.73%
Commercial	238,373	3,203	5.39%	244,249	3,287	5.40%
Consumer	7,910	182	9.23%	6,857	154	9.01%
Total gross loans	1,486,954	21,606	5.83%	1,302,883	18,255	5.62%
Total interest-earning assets	2,182,823	$28,845	5.30%	1,938,765	$24,993	5.17%
Noninterest-earning assets	92,430			92,554
Total assets	$2,275,253			$2,031,319

Interest-bearing liabilities:
Deposits:
Interest checking	$411,391	$627	0.61%	$414,217	$602	0.58%
Money management	760,422	4,992	2.63%	604,989	4,518	3.00%
Savings	96,213	19	0.08%	102,800	39	0.15%
Time	231,272	2,320	4.02%	158,468	1,622	4.11%
Time - brokered	87,057	960	4.42%	22,057	237	4.31%
Total interest-bearing deposits	1,586,355	8,918	2.25%	1,302,531	7,018	2.16%

Subordinate notes	19,713	263	5.34%	19,675	261	5.31%
Federal Reserve Bank borrowings	—	—	---	40,000	480	4.81%
Federal Home Loan Bank borrowings	200,000	2,181	4.32%	240,000	2,762	4.62%
Total interest-bearing liabilities	1,806,068	11,362	2.52%	1,602,206	10,521	2.63%
Noninterest checking	301,240			281,267
Other liabilities	16,470			15,892
Shareholders' equity	151,475			131,954
Total liabilities and shareholders' equity	$2,275,253			$2,031,319
T/E net interest income/Net interest margin		17,483	3.21%		14,472	2.99%
Tax equivalent adjustment		(245)			(261)
Net interest income		$17,238			$14,211

Net Interest Spread			2.78%			2.54%
Cost of Funds			2.16%			2.24%
Cost of Deposits			1.90%			1.78%

Provision for Credit Losses

For the second quarter of 2025, the provision for credit losses on loans was $704 thousand and the provision for unfunded commitments was a reversal of $69 thousand, resulting in a total provision for credit loss expense of $635 thousand. The loan provision expense increase was due primarily to growth in the loan portfolio.

The Allowance for Credit Losses (ACL) ratio for loans was 1.26% at June 30, 2025 unchanged from December 31, 2024. The ACL for unfunded commitments was $2.0 million at June 30, 2025 and December 31, 2024. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2025, noninterest income increased $753 thousand from the same period in 2024. Wealth Management fees increased, primarily because of growth in assets under management. Loan service charges increased due to commercial loan prepayment penalties. Other income increased from swap referral fees and a state sales tax refund.

The following table presents a comparison of noninterest income for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$2,419	$2,242	$177	7.9
Loan service charges	294	181	113	62.4
Gain on sale of loans	132	116	16	13.8
Deposit service charges and fees	613	572	41	7.2
Other service charges and fees	480	523	(43)	(8.2)
Debit card income	608	571	37	6.5
Increase in cash surrender value of life insurance	116	112	4	3.6
Change in fair value of equity securities	—	(34)	34	(100.0)
Other	441	67	374	558.2
Total noninterest income	$5,103	$4,350	$753	17.3

Noninterest Expense

Noninterest expense for the second quarter of 2025 increased $53 thousand compared to the same period in 2024. Salaries and benefits increased $459 thousand primarily in health insurance ($215 thousand), salaries ($161 thousand) and an increase in pay for performance ($117 thousand). Advertising decreased due to the timing of several campaigns and other expense decreased due to the amortization of solar tax credits in 2024.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2025	2024	Amount	%
Salaries and benefits	$8,864	$8,405	$459	5.5
Net occupancy	1,146	1,149	(3)	(0.3)
Marketing and advertising	353	617	(264)	(42.8)
Legal and professional	537	515	22	4.3
Data processing	1,514	1,459	55	3.8
Pennsylvania bank shares tax	137	119	18	15.1
FDIC insurance	409	408	1	0.2
ATM/debit card processing	344	339	5	1.5
Telecommunications	109	108	1	0.9
Nonservice pension	17	(7)	24	(342.9)
Other	959	1,224	(265)	(21.7)
Total noninterest expense	$14,389	$14,336	$53	0.4

Provision for Income Taxes

For the second quarter of 2025, the Corporation recorded a Federal income tax expense of $1.4 million and state tax expense of $59 thousand compared to $646 thousand for federal income tax and $100 thousand for state income tax in the same quarter in 2024. The effective tax rate for the second quarter of 2025 was 19.3% compared to 17.6% for the same period in 2024. The federal statutory tax rate is 21% for 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Corporation’s financial statements.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:

Tax equivalent net interest income increased $5.0 million to $33.3 million in the first six months of 2025 compared to $28.3 million for the same period in 2024. Tax equivalent net interest income increased $2.0 million from balance sheet volume changes and $3.0 million from interest rate changes.

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

	For the Six Months Ended June 30,
	2025			2024

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$185,567	$4,101	4.46%	$172,722	$4,647	5.40%
Investment securities:
Taxable debt securities	447,097	9,349	4.22%	410,982	7,817	3.82%
Tax-exempt debt securities	49,616	667	2.71%	50,869	679	2.67%
Restricted stock	8,831	379	8.65%	9,933	247	5.00%
Total investment securities	505,544	10,395	4.15%	471,784	8,743	3.72%
Gross loans:
Residential real estate 1-4 family:
First liens	249,664	6,882	5.56%	210,823	5,249	4.99%
Junior liens and lines of credit	84,363	2,494	5.96%	73,269	2,184	5.98%
Residential real estate - construction	40,883	1,384	6.83%	27,716	956	6.92%
Commercial real estate	834,940	24,246	5.86%	723,713	20,510	5.68%
Commercial	236,669	6,288	5.36%	242,388	6,476	5.36%
Consumer	7,925	358	9.11%	6,873	298	8.70%
Total gross loans	1,454,444	41,652	5.78%	1,284,782	35,673	5.57%
Total interest-earning assets	2,145,555	$56,148	5.28%	1,929,288	$49,063	5.10%
Noninterest-earning assets	92,328			90,762
Total assets	$2,237,883			$2,020,050

Interest-bearing liabilities:
Deposits:
Interest checking	$407,940	$1,218	0.60%	$417,760	$1,199	0.58%
Money management	744,778	9,883	2.68%	594,511	8,729	2.94%
Savings	96,629	59	0.12%	103,569	79	0.15%
Time	225,896	4,651	4.15%	148,963	3,031	4.08%
Time - brokered	87,057	2,137	4.95%	20,545	484	4.72%
Total interest-bearing deposits	1,562,300	17,948	2.32%	1,285,348	13,522	2.11%

Subordinate notes	19,708	528	5.36%	19,670	525	5.34%
Short-term borrowings	—	—	---	1,083	31	5.74%
Federal Reserve Bank borrowings	—	—	---	62,253	1,440	4.64%
Federal Home Loan Bank borrowings	200,000	4,339	4.32%	227,912	5,258	4.63%
Total interest-bearing liabilities	1,782,008	22,815	2.58%	1,596,266	20,776	2.61%
Noninterest checking	289,464			275,287
Other liabilities	17,034			16,480
Shareholders' equity	149,377			132,017
Total liabilities and shareholders' equity	$2,237,883			$2,020,050
T/E net interest income/Net interest margin		33,333	3.13%		28,287	2.94%
Tax equivalent adjustment		(490)			(522)
Net interest income		$32,843			$27,765

Net Interest Spread			2.70%			2.49%
Cost of Funds			2.22%			2.23%
Cost of Deposits			1.95%			1.74%

Provision for Credit Losses

For the first six months of 2025, the provision for credit losses on loans was $1.5 million and the provision for unfunded commitments was a reversal of $40 thousand, resulting in a total provision for credit loss expense of $1.4 million. The loan provision expense increase was due primarily to growth in the loan portfolio.

The Allowance for Credit Losses (ACL) ratio for loans was 1.26% at June 30, 2025 unchanged from December 31, 2024. The ACL for unfunded commitments was $2.0 million at June 30, 2025 and December 31, 2024. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first six months of 2025, noninterest income increased $1.1 million from the same period in 2024. Wealth Management fees increased, primarily because of growth in assets under management. Loan service charges increased due to commercial loan prepayment penalties. Other income increased from swap referral fees and a state sales tax refund.

The following table presents a comparison of noninterest income for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$4,633	$4,269	$364	8.5
Loan service charges	503	387	116	30.0
Gain on sale of loans	241	174	67	38.5
Deposit service charges and fees	1,218	1,185	33	2.8
Other service charges and fees	963	1,010	(47)	(4.7)
Debit card income	1,167	1,106	61	5.5
Increase in cash surrender value of life insurance	230	224	6	2.7
Change in fair value of equity securities	(7)	(75)	68	(90.7)
Other	716	258	458	177.5
Total noninterest income	$9,664	$8,538	$1,126	13.2

Noninterest Expense

Noninterest expense for the first six months of 2025 increased $1.3 million compared to the same period in 2024. Salaries and benefits increased $1.2 million primarily in health insurance ($507 thousand), salaries ($407 thousand) and an increase in pay for performance ($187 thousand). Advertising decreased due to the timing of several campaigns and FDIC insurance increased due to growth in the balance sheet. Other expense decreased due to the amortization of solar tax credits in 2024.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2025	2024	Amount	%
Salaries and employee benefits	$17,370	$16,132	$1,238	7.7
Net occupancy	2,371	2,331	40	1.7
Marketing and advertising	786	1,137	(351)	(30.9)
Legal and professional	1,064	1,030	34	3.3
Data processing	3,071	2,882	189	6.6
Pennsylvania bank shares tax	297	244	53	21.7
FDIC insurance	954	730	224	30.7
ATM/debit card processing	683	662	21	3.2
Telecommunications	216	220	(4)	(1.8)
Nonservice pension	29	(36)	65	(180.6)
Other	2,124	2,310	(186)	(8.1)
Total noninterest expense	$28,965	$27,642	$1,323	4.8

Provision for Income Taxes

For the first six months quarter of 2025, the Corporation recorded a Federal income tax expense of $2.3 million and state tax expense of $32 thousand compared to $1.3 million for federal income tax and $100 thousand for state income tax in the same quarter in 2024. The effective tax rate for the first six months of 2025 was 19.0% compared to 16.6% for the same period in 2024. The federal statutory tax rate is 21% for 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Corporation’s financial statements.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $207.8 million at June 30, 2025, an increase of $4.2 million from the prior year-end balance of $203.6 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($168.6 million). At June 30, 2025, the Corporation had posted cash collateral of $5.6 million to a counterparty in a derivative transaction.

Investment Securities:

Available for Sale (AFS) Securities: At June 30, 2025, the AFS securities portfolio had an amortized cost of $518.2 million, a decrease of $35.8 million from the prior year-end, and a fair value of $481.3 million, a decrease of $27.3 million from the prior year-end. During the first six months of 2025, the portfolio returned $35.7 million of principal and there were no new purchases. The Bank did not sell any investments in the first six months of 2025. The AFS portfolio had a net unrealized loss of $37.0 million at June 30, 2025 compared to a net unrealized loss of $45.4 million at the prior year-end. The AFS portfolio averaged $496.7 million with a tax equivalized yield of 4.07% for the six months ended June 30, 2025. This compares to an average of $461.9 million and a tax-equivalized yield of 3.69% for the same period in 2024.

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

Restricted Stock at Cost: The Bank held $8.9 million of restricted stock at June 30, 2025 and $8.8 million at December 31, 2024. Except for $30 thousand, this investment represents stock in FHLB Pittsburgh (the FHLB). The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Residential real estate 1-4 family
Consumer first liens	$205,969	$181,780	$24,189	13.3
Commercial first lien	58,071	58,821	(750)	(1.3)
Total first liens	264,040	240,601	23,439	9.7

Consumer junior liens and lines of credit	81,589	76,035	5,554	7.3
Commercial junior liens and lines of credit	6,058	6,199	(141)	(2.3)
Total junior liens and lines of credit	87,647	82,234	5,413	6.6
Total residential real estate 1-4 family	351,687	322,835	28,852	8.9

Residential real estate - construction
Consumer	25,641	20,742	4,899	23.6
Commercial	22,142	11,685	10,457	89.5
Total residential real estate construction	47,783	32,427	15,356	47.4

Commercial real estate	872,247	803,365	68,882	8.6
Commercial	239,103	230,597	8,506	3.7
Total commercial	1,111,350	1,033,962	77,388	7.5

Consumer	8,337	8,853	(516)	(5.8)
	1,519,157	1,398,077	121,080	8.7
Less: Allowance for credit losses	(19,122)	(17,653)	(1,469)	8.3
Net Loans	$1,500,035	$1,380,424	$119,611	8.7

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

Total residential real estate loans increased by $28.9 million over year-end 2024, primarily in consumer first lien loans. For the first six months of 2025, the Bank originated $54.8 million in mortgages compared to $51.6 million for the same period in 2024, including $15.9 million for sale through the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($25.6 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $22.1 million at June 30, 2025. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $872.2 million from $803.4 million at the end of 2024. Included in commercial real estate are approximately $709 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio is 349.6% at June 30, 2025 compared to 332.9% at December 31, 2024.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	June 30, 2025	% of CRE	December 31, 2024	% of CRE
Apartment buildings	$167,748	19%	$146,661	18%
Hotels & motels	102,323	12%	97,460	12%
Office buildings	92,847	11%	92,926	12%
Shopping centers	90,432	10%	82,518	10%
Land development	86,112	10%	66,645	8%

Also included in CRE are real estate construction loans totaling $195.3 million. At June 30, 2025, the Bank had $87.2 million in real estate construction loans funded with an interest reserve and capitalized $1.8 million of interest in the first six months of 2025 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent first-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans increased $8.5 million to $239.1 million at June 30, 2025, compared to $230.6 million at the end of 2024. At June 30, 2025, the Bank had $104.0 million in tax-free loans compared to $105.0 million at December 31, 2024.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	June 30, 2025	% of Commercial	December 31, 2024	% of Commercial
Public administration	$42,299	18%	$43,184	19%
Utilities	38,097	16%	38,498	17%
Real estate, rental & leasing	21,810	9%	23,162	10%
Manufacturing	21,649	9%	16,930	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. At June 30, 2025, the outstanding commercial participations were $114.0 million, or 9.5%, of commercial purpose loans and 7.5% of total gross loans compared to $107.2 million at December 31, 2024, or 9.6%, of commercial purpose loans and 7.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $133.0 million, compared to $133.1 million at December 31, 2024. The commercial loan participations are comprised of $30.0 million of commercial loans and $84.0 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $8.3 million at June 30, 2025, compared to $8.9 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–Other Assets Especially Mentioned or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at June 30, 2025 is adequate based on currently available information.

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $45.2 million at June 30, 2025 compared to $21.5 million at December 31, 2024. The increase was primarily due to credit downgrades on a mixed-use construction project and two hotel loans during the first six months of 2025. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $10.8 million of nonaccrual loans as of June 30, 2025 and $266 thousand as of December 31, 2024. The credit composition of the watch list (loans rated 6, 7, or 8), by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2025, the Bank had loans of $12.7 million (0.8% of gross loans) that exceeded the supervisory limit, compared to 1.0% at year-end 2024.

Loan quality, as measured by nonaccrual loans, totaled $10.8 million at June 30, 2025 compared to $266 thousand at December 31, 2024 and the nonperforming loan to gross loans ratio was 0.71% at June 30, 2025 compared to 0.02% at December 31, 2024. Loans past due 90-days or more, but still accruing, totaled $0 at June 30, 2025. The nonaccrual loans are comprised primarily of two loans: 1) a $7.4 million construction loan on a mixed-use project, and 2) a $2.9 million hotel loan. The construction loan is current on payments as of June 30, 2025. The Bank is in discussion with the developer to determine the additional sources of funding needed, including additional equity contributions, to bring the project to completion. In addition, the Bank has ordered a new appraisal and has engaged a construction expert to review the status of the project. The hotel was sold at auction in July 2025 and, pending a successful closing on the sale, the net proceeds are expected to fully satisfy the loan.

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

As of June 30, 2025 and December 31, 2024 there were no modifications made to borrowers experiencing financial difficulty.

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

The Corporation has also elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. A loan is considered collateral-dependent when the repayment is expected to be provided primarily through the sale or operation of the collateral.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At June 30, 2025, the pooled loan reserve was $19.1 million and approximately 69% of the pooled reserve was from the qualitative component, unchanged from year-end 2024. The was no specific reserve as of June 30, 2025 or December 31, 2024.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. At June 30, 2025 and December 31, 2024, the ACL for unfunded commitments totaled $2.0 million.

The following table shows the allocation of the ACL and other loan performance ratios, by class, as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2025
Loans at June 30, 2025	$264,040	$87,647	$47,783	$872,247	$239,103	$8,337	$1,519,157
Average Loans through June 30, 2025	249,664	84,363	40,883	834,940	236,669	7,925	1,454,444
Nonaccrual Loans at June 30, 2025	—	—	—	10,828	—	—	10,828
Allowance for Credit Loss at June 30, 2025	1,637	488	561	12,852	3,460	124	19,122
YTD Net (Charge-offs)/Recoveries at June 30, 2025	—	—	3	—	62	(50)	15

Loans/Total Gross Loans at June 30, 2025	17%	6%	3%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at June 30, 2025	0.00%	0.00%	0.00%	1.24%	0.00%	0.00%	0.71%
Allowance for Credit Loss/Gross Loans at June 30, 2025	0.62%	0.56%	1.17%	1.47%	1.45%	1.49%	1.26%
Net (Charge-offs) Recoveries/Average Loans at June 30, 2025*	0.00%	0.00%	0.01%	0.00%	0.05%	-1.26%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at June 30, 2025							176.60%

2024
Loans at December 31, 2024	$240,601	$82,234	$32,427	$803,365	$230,597	$8,853	$1,398,077
Average Loans for 2024	222,572	76,515	28,096	747,037	241,554	7,322	1,323,096
Nonaccrual Loans at December 31, 2024	—	—	—	—	266	—	266
Allowance for Credit Losses at December 31, 2024	1,497	461	376	12,004	3,182	133	17,653
Net Recoveries/(Charge-offs) for 2024	3	—	14	2	(329)	(64)	(374)

Loans/Total Gross Loans at December 31, 2024	17%	6%	2%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2024	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at December 31, 2024	0.62%	0.56%	1.16%	1.49%	1.38%	1.50%	1.26%
Net Recoveries(Charge-offs)/Average Loans for 2024	0.00%	0.00%	0.05%	0.00%	-0.14%	-0.87%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2024							6,636.47%

*Annualized

Deposits:

Total deposits increased $77.8 million during the first six months of 2025 to $1.893 billion. Noninterest checking increased $3.7 million, primarily in municipal and small business accounts. Interest-bearing checking decreased by $9.2 million, primarily in municipal deposits, while the Bank’s Money Management product increased $80.5 million. Time deposits increased $3.9 million.

As of June 30, 2025, the Bank had deposits of $328.0 million placed in the IntraFi Network reciprocal deposit program ($110.1 million in interest-bearing checking and $186.4 million in money management) and $31.5 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At June 30, 2025, the Bank’s reciprocal deposits were 15.5% of the Bank’s total liabilities compared to 16.2% at year-end 2024.

The Bank estimates that approximately 89% of its deposits are FDIC insured or collateralized as of June 30, 2025, compared to 85% at December 31, 2024.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest-bearing checking	$294,034	$290,346	$3,688	1.3

Interest-bearing checking	408,669	417,870	(9,201)	(2.2)
Money management	775,420	694,880	80,540	11.6
Savings	95,513	96,646	(1,133)	(1.2)
Total interest-bearing checking and savings	1,279,602	1,209,396	70,206	5.8

Time deposits	232,778	228,848	3,930	1.7
Time - brokered deposits	87,057	87,057	—	—
Total time deposits	319,835	315,905	3,930	1.2

Total deposits	$1,893,471	$1,815,647	$77,824	4.3

Overdrawn deposit accounts reclassified as loans	$169	$136

Borrowings:

At June 30, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

On August 4, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $15.0 million of subordinated debt notes with a maturity date of September 1, 2030. These notes are noncallable for 5 years and carry a fixed interest rate of 5.00% per year for 5 years and on June 30, 2025, converted to floating rate of SOFR plus 4.93% per year and will reset quarterly. The notes can be redeemed at par beginning 5 years prior to maturity. The Corporation also sold $5.0 million of subordinated debt notes with a maturity date of September 1, 2035. These notes are noncallable for 10 years and carry a fixed interest rate of 5.25% per year for 10 years and then convert to a floating rate of SOFR plus 4.92% per year for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to maturity date of each issue on a pro-rata basis. The proceeds are intended to be used for general corporate purposes.

Shareholders’ Equity:

Total shareholders’ equity increased $12.6 million to $157.4 million as of June 30, 2025 from December 31, 2024. Retained earnings increased $6.9 million in 2025, with net income of $9.8 million partially offset by cash dividends of $2.9 million. Accumulated other comprehensive income/(loss) (AOCI) improved $4.7 million since year-end 2024. The Corporation’s Dividend Reinvestment Plan (DRIP) added $203 thousand in new capital from optional cash contributions and $511 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 29.39% for the first six months of 2025 compared to 43.88% for the same period in 2024.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the second quarter of 2025, the Corporation paid a $0.33 per share dividend, compared to $0.32 paid in the first quarter of 2025. On July 17, 2025, the Board of Directors declared a $0.33 per share regular quarterly dividend for the third quarter of 2025, which will be paid on August 27, 2024. This represents a 3.1% increase over the third quarter 2024 dividend.

In January 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first six months of 2025, 6,700 shares were purchased to fund the dividend reinvestment plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2025 was 4.75% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of June 30, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	10.91%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.50%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	10.91%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.50%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.33%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.75%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.78%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.20%	8.20%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($108.1 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at June 30, 2025.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$749,537	$200,000	$549,537
Federal Reserve Bank Discount Window	63,559	—	63,559
Correspondent Banks	76,000	—	76,000
Total	$889,096	$200,000	$689,096

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

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$327,808	$328,806
Consumer commitments to extend credit (secured)	137,740	135,776
Consumer commitments to extend credit (unsecured)	6,788	5,352
	$472,336	$469,934
Standby letters of credit	$30,317	$28,815

ACL - Unfunded Commitments (1)	$1,990	$2,030
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2025. For more information on market risk refer to the Corporation’s 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2025, except as described below. For more information, refer to the Corporation’s 2024 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2025. During the first six months of 2025, 6,700 shares were purchased to fund the dividend reinvestment plan.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
April 2025	—	$—	$—	150,000
May 2025	6,700	$38.93	260,845	143,300
June 2025	—	$—	—	143,300
	6,700		$260,845

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025, except as follows:

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

Franklin Financial Services Corporation

August 14, 2025	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer and President
(Principal Executive Officer)

August 14, 2025	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)