Form 10-Q
period 2025-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2025-11-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2025

or

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

There were 4,479,037 outstanding shares of the Registrant’s common stock as of October 31, 2025.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$24,674	$19,848
Short-term interest-earning deposits in other banks	163,470	183,765
Total cash and cash equivalents	188,144	203,613
Long-term interest-earning deposits in other banks	999	1,499
Debt securities available for sale, at fair value	469,285	508,604
Equity securities	—	166
Restricted stock	8,894	8,775
Loans held for sale	1,420	2,470
Loans	1,563,867	1,398,077
Allowance for credit losses	(20,352)	(17,653)
Net Loans	1,543,515	1,380,424
Premises and equipment, net	28,370	29,039
Right of use asset	3,796	4,106
Bank owned life insurance	23,083	22,735
Goodwill	9,016	9,016
Deferred tax asset, net	8,252	10,831
Other assets	12,303	16,563
Total assets	$2,297,077	$2,197,841

Liabilities
Deposits
Noninterest-bearing checking	$311,925	$290,346
Money management, savings, and interest checking	1,304,826	1,209,396
Time	286,144	315,905
Total deposits	1,902,895	1,815,647
FHLB advances	200,000	200,000
Subordinate notes	10,841	19,699
Lease liability	3,968	4,263
Other liabilities	13,030	13,516
Total liabilities	2,130,734	2,053,125

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,478,089 shares outstanding at September 30, 2025 and
4,710,972 shares issued and 4,427,362 shares outstanding at December 31, 2024	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,750	43,791
Retained earnings	150,279	139,463
Accumulated other comprehensive loss	(25,806)	(35,508)
Treasury stock, 232,883 shares at September 30, 2025 and 283,610 shares at
December 31, 2024, at cost	(6,591)	(7,741)
Total shareholders' equity	166,343	144,716
Total liabilities and shareholders' equity	$2,297,077	$2,197,841

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$22,923	$19,082	$64,212	$54,363
Interest and dividends on investments:
Taxable interest	4,336	4,011	13,685	11,825
Tax exempt interest	268	273	808	822
Dividend income	200	227	579	477
Interest-earning deposits in other banks	1,948	2,460	6,049	7,107
Total interest income	29,675	26,053	85,333	74,594
Interest expense
Deposits	8,736	8,127	26,684	21,649
FHLB overnight borrowings and advances	2,205	2,525	6,544	7,813
Federal Reserve Bank borrowings	—	485	—	1,925
Subordinate notes	541	264	1,069	789
Total interest expense	11,482	11,401	34,297	32,176
Net interest income	18,193	14,652	51,036	42,418
Provision for credit losses - loans	1,251	474	2,704	1,524
Provision for (reversal of) credit losses - unfunded commitments	(53)	11	(93)	(41)
Total provision for credit losses	1,198	485	2,611	1,483
Net interest income after credit loss expense	16,995	14,167	48,425	40,935
Noninterest income
Wealth management fees	2,264	2,097	6,897	6,366
Loan service charges	243	303	746	690
Gain on sale of loans	170	193	411	367
Deposit service charges and fees	662	628	1,880	1,814
Other service charges and fees	576	532	1,539	1,542
Debit card income	606	597	1,773	1,703
Increase in cash surrender value of life insurance	115	116	346	340
Change in fair value of equity securities	—	303	(7)	228
Other	175	84	890	342
Total noninterest income	4,811	4,853	14,475	13,392
Noninterest Expense
Salaries and employee benefits	9,133	8,081	26,503	24,213
Net occupancy	1,231	1,150	3,603	3,480
Marketing and advertising	439	428	1,224	1,565
Legal and professional	680	490	1,744	1,521
Data processing	1,468	1,439	4,539	4,321
Pennsylvania bank shares tax	137	119	434	363
FDIC Insurance	495	550	1,449	1,280
ATM/debit card processing	347	307	1,030	969
Telecommunications	125	110	341	329
Nonservice pension	17	(7)	46	(43)
Other	1,076	1,250	3,201	3,563
Total noninterest expense	15,148	13,917	44,114	41,561
Income before income taxes	6,658	5,103	18,786	12,766
Income tax expense	1,304	885	3,603	2,154
Net income	$5,354	$4,218	$15,183	$10,612
Per share
Basic earnings per share	$1.20	$0.96	$3.41	$2.41
Diluted earnings per share	$1.19	$0.95	$3.39	$2.41

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2025	2024	2025	2024
Net Income	$5,354	$4,218	$15,183	$10,612

Debt Securities:
Unrealized gains (loss) arising during the period	6,531	12,654	15,025	12,728
Reclassification adjustment for gains (loss) realized in income on fair value hedge (1)	(231)	—	(2,745)	—
Net unrealized gains (loss)	6,300	12,654	12,280	12,728
Tax effect	(1,322)	(2,658)	(2,578)	(2,673)
Net of tax amount	4,978	9,996	9,702	10,055

Total other comprehensive gain (loss)	4,978	9,996	9,702	10,055

Total Comprehensive Income (Loss)	$10,332	$14,214	$24,885	$20,667

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364
Net income		—	—	5,354	—	—	5,354
Other comprehensive gain		—	—	—	4,978	—	4,978
Cash dividends declared, $0.33 per share		—	—	(1,478)	—	—	(1,478)
Acquisition of treasury stock	(25,075)	—	541	—	—	(841)	(300)
Treasury shares issued under dividend reinvestment plan	5,723	—	104	—	—	161	265
Stock Compensation Plans:
Treasury shares issued	29,437	—	(816)	—	—	818	2
Compensation expense		—	158	—	—	—	158
Balance at September 30, 2025	4,478,089	$4,711	$43,750	$150,279	$(25,806)	$(6,591)	$166,343

Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	15,183	—	—	15,183
Other comprehensive gain		—	—	—	9,702	—	9,702
Cash dividends declared, $0.98 per share		—	—	(4,367)	—	—	(4,367)
Acquisition of treasury stock	(37,342)	—	541	—	—	(1,279)	(738)
Treasury shares issued under dividend reinvestment plan	25,114	—	286	—	—	693	979
Stock Compensation Plans:
Treasury shares issued	62,955	—	(1,501)	—	—	1,736	235
Compensation expense		—	633	—	—	—	633
Balance at September 30, 2025	4,478,089	$4,711	$43,750	$150,279	$(25,806)	$(6,591)	$166,343

Balance at July 1, 2024	4,412,374	$4,711	$43,547	$137,581	$(40,881)	$(8,149)	$136,809
Net income		—	—	4,218	—	—	4,218
Other comprehensive gain		—	—	—	9,996	—	9,996
Cash dividends declared, $0.32 per share		—	—	(1,411)	—	—	(1,411)
Acquisition of treasury stock	(5,395)	—	—	—	—	(155)	(155)
Treasury shares issued under dividend reinvestment plan	9,612	—	30	—	—	262	292
Stock Compensation Plans:
Treasury shares issued	2,162	—	(49)	—	—	59	10
Compensation expense		—	169	—	—	—	169
Balance at September 30, 2024	4,418,753	$4,711	$43,697	$140,388	$(30,885)	$(7,983)	$149,928

Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136
Net income		—	—	10,612	—	—	10,612
Other comprehensive gain		—	—	—	10,055	—	10,055
Cash dividends declared, $0.96 per share		—	—	(4,217)	—	—	(4,217)
Acquisition of treasury stock	(21,597)	—	—	—	—	(596)	(596)
Treasury shares issued under dividend reinvestment plan	53,155	—	(3)	—	—	1,451	1,448
Stock Compensation Plans:
Treasury shares issued	15,964	—	(411)	—	—	436	25
Compensation expense		—	465	—	—	—	465
Balance at September 30, 2024	4,418,753	$4,711	$43,697	$140,388	$(30,885)	$(7,983)	$149,928

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$15,183	$10,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,608	1,567
Net amortization of loans and investment securities	206	2,467
Amortization of subordinate debt issuance costs	142	30
Provision for credit losses	2,611	1,483
Change in fair value of equity securities	7	(228)
Loans originated for sale	(28,569)	(28,344)
Proceeds from sale of loans	30,030	26,199
Gain on sale of loans held for sale	(411)	(367)
Increase in cash surrender value of life insurance	(346)	(340)
Gain from claims on life insurance policies	—	(78)
Stock based compensation	633	465
Net decrease in other assets	1,737	2,650
Net decrease (increase) in other liabilities	(574)	1,419
Net cash provided by operating activities	22,257	17,535
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	500	4,480
Proceeds from maturities, calls and pay-downs of securities available for sale	54,239	36,163
Purchase of investment securities available for sale	—	(19,616)
Increase in restricted stock	(119)	(6,800)
Net increase in loans	(165,982)	(109,132)
Proceeds from surrender of life insurance policies	—	558
Proceeds from sale of equity securities	161	—
Capital expenditures	(882)	(2,184)
Net cash used in investing activities	(112,083)	(96,531)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	117,009	74,684
Net (decrease) increase in time deposits	(29,761)	110,829
Increase in long-term borrowings (FHLB)	—	200,000
Decrease in long-term borrowings (FHLB & FRB)	—	(90,000)
Redemption of subordinate notes	(9,000)	—
Dividends paid	(4,367)	(4,217)
Purchase of Treasury shares	(738)	(596)
Cash received from option exercises	235	25
Treasury shares issued under dividend reinvestment plan	979	1,448
Net cash provided by financing activities	74,357	292,173
(Decrease) Increase in cash and cash equivalents	(15,469)	213,177
Cash and cash equivalents at the beginning of the period	203,613	23,140
Cash and cash equivalents at the end of the period	$188,144	$236,317
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$35,183	$30,535
Income taxes	3,514	1,133
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	131	20

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of September 30, 2025, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2024 Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2025	2024	2025	2024
Weighted average shares outstanding (basic)	4,474	4,412	4,458	4,398
Impact of common stock equivalents	24	11	27	9
Weighted average shares outstanding (diluted)	4,498	4,423	4,485	4,407
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$5,354	$4,218	$15,183	$10,612
Basic earnings per share	$1.20	$0.96	$3.41	$2.41
Diluted earnings per share	$1.19	$0.95	$3.39	$2.41

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Description	This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.
Effective Date	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024
Effect on the Consolidated Financial Statements	The Corporation adopted the ASU as of December 31, 2024 and it did not have an effect on its consolidated financial statements.

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

Effective Date	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.
Effect on the Consolidated Financial Statements	The ASU is not expected to have an impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024

Net unrealized (losses) gains on debt securities	$(30,869)	$(43,149)
Tax effect	6,483	9,061
Net of tax amount	$(24,386)	$(34,088)

Accumulated pension adjustment	$(1,797)	$(1,797)
Tax effect	377	377
Net of tax amount	$(1,420)	$(1,420)

Total accumulated other comprehensive (loss) income	$(25,806)	$(35,508)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2025	cost	gains	losses	Value
U.S. Treasury	$35,958	$—	$(2,891)	$33,067
Municipal	154,608	—	(17,910)	136,698
Corporate	21,482	2	(1,253)	20,231
Agency MBS & CMO	138,466	112	(6,202)	132,376
Non-Agency MBS & CMO	120,797	293	(2,320)	118,770
Asset-backed	28,398	101	(356)	28,143
Total	$499,709	$508	$(30,932)	$469,285

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2024	cost	gains	losses	value
U.S. Treasury	$36,192	$—	$(4,395)	$31,797
Municipal	156,528	37	(22,973)	133,592
Corporate	26,356	1	(2,133)	24,224
Agency MBS & CMO	149,003	15	(10,276)	138,742
Non-Agency MBS & CMO	154,554	45	(5,429)	149,170
Asset-backed	31,420	163	(504)	31,079
Total	$554,053	$261	$(45,710)	$508,604

At September 30, 2025 and December 31, 2024, the fair value of debt securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $386.9 million and $207.2 million, respectively. The Bank has no investment in a single obligor that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	48,468	45,527
Due after five years through ten years	94,543	84,340
Due after ten years	69,037	60,129
	212,048	189,996
MBS, CMO & ABS	287,661	279,289
	$499,709	$469,285

Credit Impairment:

The debt securities portfolio contained 484 securities having a fair value of $410.8 million, with $30.9 million in unrealized losses at September 30, 2025, an improvement of $14.8 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at September 30, 2025 and December 31, 2024, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,067	$(2,891)	13	$33,067	$(2,891)	13
Municipal	791	(80)	2	135,907	(17,830)	163	136,698	(17,910)	165
Corporate	—	—	—	18,988	(1,253)	40	18,988	(1,253)	40
Agency MBS & CMO	2,673	(8)	15	120,007	(6,194)	170	122,680	(6,202)	185
Non-Agency MBS & CMO	2,445	(4)	3	79,608	(2,316)	43	82,053	(2,320)	46
Asset-backed	1,785	(17)	4	15,533	(339)	31	17,318	(356)	35
Total unrealized losses	$7,694	$(109)	24	$403,110	$(30,823)	460	$410,804	$(30,932)	484

	December 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$31,797	$(4,395)	13	$31,797	$(4,395)	13
Municipal	—	—	—	132,550	(22,973)	164	132,550	(22,973)	164
Corporate	—	—	—	23,237	(2,133)	50	23,237	(2,133)	50
Agency MBS & CMO	54,388	(2,250)	15	82,110	(8,026)	183	136,498	(10,276)	198
Non-Agency MBS & CMO	79,422	(2,974)	26	53,615	(2,455)	50	133,037	(5,429)	76
Asset-backed	733	(1)	3	19,061	(503)	34	19,794	(504)	37
Total unrealized losses	$134,543	$(5,225)	44	$342,370	$(40,485)	494	$476,913	$(45,710)	538

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

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Residential real estate 1-4 family
Consumer first liens	$217,664	$181,780
Commercial first lien	58,148	58,821
Total first liens	275,812	240,601

Consumer junior liens and lines of credit	84,614	76,035
Commercial junior liens and lines of credit	7,216	6,199
Total junior liens and lines of credit	91,830	82,234
Total residential real estate 1-4 family	367,642	322,835

Residential real estate - construction
Consumer	27,337	20,742
Commercial	24,415	11,685
Total residential real estate construction	51,752	32,427

Commercial real estate	904,646	803,365
Commercial	230,285	230,597
Total commercial	1,134,931	1,033,962

Consumer	9,542	8,853
	1,563,867	1,398,077
Less: Allowance for credit losses	(20,352)	(17,653)
Net Loans	$1,543,515	$1,380,424

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,829	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$825,427	$775,410
Federal Reserve Bank	197,632	96,592
	$1,023,059	$872,002

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

As of September 30, 2025, the Bank had outstanding loans to a related party of a Bank Director who is considered an “insider” under Regulation O. The loans are currently classified as OAEM (rated 6) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. As of September 30, 2025, the outstanding balance of the loans was $4.7 million, and were not past due or on nonaccrual status.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$4,899	$4,970	$9,247	$6,502	$9,179	$25,039	$5,347	$—	$65,183
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	181	—	—	181
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,899	4,970	9,247	6,502	9,179	25,220	5,347	—	65,364
Consumer:
Performing	30,358	51,275	64,259	28,488	13,564	32,671	65,371	16,285	302,271
Nonperforming	—	—	—	—	—	7	—	—	7
Total Consumer	30,358	51,275	64,259	28,488	13,564	32,678	65,371	16,285	302,278
Total	$35,257	$56,245	$73,506	$34,990	$22,743	$57,898	$70,718	$16,285	$367,642
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,427	$16,330	$2,162	$403	$388	$705	$—	$—	$24,415
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,427	16,330	2,162	403	388	705	—	—	24,415
Consumer:
Performing	13,951	13,386	—	—	—	—	—	—	27,337
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	13,951	13,386	—	—	—	—	—	—	27,337
Total	$18,378	$29,716	$2,162	$403	$388	$705	$—	$—	$51,752
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$111,137	$122,903	216,532	96,841	$85,782	$214,240	$11,089	$—	$858,524
OAEM (6)	—	—	3,598	7,051	695	7,306	—	—	18,650
Substandard (7)	—	—	22,240	239	—	4,943	50	—	27,472
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$111,137	$122,903	$242,370	$104,131	$86,477	$226,489	$11,139	$—	$904,646
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$13,915	$23,967	$13,104	$21,383	$35,144	$70,327	$45,297	$—	$223,137
OAEM (6)	—	521	9	1,053	1,368	2	3,733	—	6,686
Substandard (7)	—	—	—	—	—	—	462	—	462
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$13,915	$24,488	$13,113	$22,436	$36,512	$70,329	$49,492	$—	$230,285
Current period gross charge-offs	$(6)	$—	$(15)	$—	$—	$(8)	$—	$—	$(29)

Consumer:
Performing	1,868	1,409	844	241	1,548	12	3,615	—	9,537
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,868	$1,409	$844	$241	$1,548	$12	$3,620	$—	$9,542
Current period gross charge-offs	$(53)	$(5)	$(6)	$(1)	$(1)	$(2)	$(18)	$—	$(86)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,306	$9,436	$7,529	$10,133	$8,099	$20,251	$4,079	$—	$64,833
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	187	—	187
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,306	9,436	7,529	10,133	8,099	20,251	4,266	—	65,020
Consumer:
Performing	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Total	$41,520	$76,684	$38,819	$24,436	$17,113	$47,995	$58,413	$17,855	$322,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$5,582	$3,306	$403	$1,150	$159	$1,085	$—	$—	$11,685
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,582	3,306	403	1,150	159	1,085	—	—	11,685
Consumer:
Performing	19,907	835	—	—	—	—	—	—	20,742
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	19,907	835	—	—	—	—	—	—	20,742
Total	$25,489	$4,141	$403	$1,150	$159	$1,085	$—	$—	$32,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$95,410	$221,889	$106,385	$93,228	$32,546	$218,875	$16,290	$—	$784,623
OAEM (6)	—	—	1,772	1,711	6,624	—	—	—	10,107
Substandard (7)	—	6,301	266	—	—	2,018	50	—	8,635
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$95,410	$228,190	$108,423	$94,939	$39,170	$220,893	$16,340	$—	$803,365
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$25,398	$16,289	$27,545	$37,927	$18,196	$60,126	$42,595	$—	$228,076
OAEM (6)	—	11	420	1,500	9	—	250	—	2,190
Substandard (7)	—	—	—	—	58	—	273	—	331
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$25,398	$16,300	$27,965	$39,427	$18,263	$60,126	$43,118	$—	$230,597
Current period gross charge-offs	$(11)	$—	$(287)	$—	$—	$—	$(161)	$—	$(459)

Consumer:
Performing	2,289	1,140	386	1,682	36	27	3,291	—	8,851
Nonperforming	—	—	—	1	—	—	1	—	2
Total	$2,289	$1,140	$386	$1,683	$36	$27	$3,292	$—	$8,853
Current period gross charge-offs	$(44)	$—	$—	$—	$(6)	$—	$(49)	$—	$(99)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
September 30, 2025
Residential Real Estate 1-4 Family
First liens	$—	$—	$7	$—	$—	$—
Junior liens and lines of credit	—	—	—	—	—	—
Total	—	—	7	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	3,406	7,266	—	266	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	5	—	—	2
Total	$3,406	$7,266	$12	$266	$—	$2

At September 30, 2025, the Corporation had two commercial real estate loans to unrelated borrowers totaling for $10.2 million that were considered to be collateral dependent, compared to $266 thousand at December 31, 2024. These loans are for a $7.3 million commercial construction mixed-use project, and a hotel for $2.9 million. The Bank established an $894 thousand specific reserve for the construction loan as of September 30, 2025.

At September 30, 2025 and December 31, 2024, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
September 30, 2025
Residential Real Estate 1-4 Family
First liens	$420	$672	$7	$1,099	$274,713	$275,812
Junior liens and lines of credit	365	160	—	525	91,305	91,830
Total	785	832	7	1,624	366,018	367,642
Residential real estate - construction	—	—	—	—	51,752	51,752
Commercial real estate	756	552	3,167	4,475	900,171	904,646
Commercial	306	—	—	306	229,979	230,285
Consumer	24	4	5	33	9,509	9,542
Total	$1,871	$1,388	$3,179	$6,438	$1,557,429	$1,563,867

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2024
Residential Real Estate 1-4 Family
First liens	$203	$640	$—	$843	$239,758	$240,601
Junior liens and lines of credit	241	160	—	401	81,833	82,234
Total	444	800	—	1,244	321,591	322,835
Residential real estate - construction	—	—	—	—	32,427	32,427
Commercial real estate	380	219	—	599	802,766	803,365
Commercial	747	50	266	1,063	229,534	230,597
Consumer	30	4	2	36	8,817	8,853
Total	$1,601	$1,073	$268	$2,942	$1,395,135	$1,398,077

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122
Charge-offs	—	—	—	—	(16)	(25)	(41)
Recoveries	—	—	8	—	10	2	20
Provision	24	18	55	1,275	(166)	45	1,251
ACL at September 30, 2025	$1,661	$506	$624	$14,127	$3,288	$146	$20,352

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(29)	(86)	(115)
Recoveries	—	—	11	—	85	14	110
Provision	164	45	237	2,123	50	85	2,704
ACL at September 30, 2025	$1,661	$506	$624	$14,127	$3,288	$146	$20,352

ACL at June 30, 2024	$1,384	$429	$318	$11,423	$3,364	$100	$17,018
Charge-offs	—	—	—	—	(2)	(25)	(27)
Recoveries	—	—	4	3	32	3	42
Provision	81	26	9	230	95	33	474
ACL at September 30, 2024	$1,465	$455	$331	$11,656	$3,489	$111	$17,507

ACL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$16,052
Charge-offs	—	—	—	(2)	(151)	(71)	(224)
Recoveries	—	—	11	3	112	29	155
Provision	169	36	24	998	238	59	1,524
ACL at September 30, 2024	$1,465	$455	$331	$11,656	$3,489	$111	$17,507

As of September 30, 2025 and December 31, 2024 there were no modifications made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2025 and 2024, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$179	$192	$538	$581
Short-term lease cost	4	1	12	3
Variable lease cost	41	31	121	118
Total lease cost	$224	$224	$671	$702

Supplemental Lease Information:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$535	$556

Weighted-average remaining lease term (years)	11.2	11.6
Weighted-average discount rate	3.56%	3.46%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025, are as follows:

(Dollars in thousands)

2025	$178
2026	597
2027	455
2028	416
2029	420
2030 and beyond	2,808
Undiscounted cash flow	4,874
Imputed Interest	(906)
Total lease liability	$3,968

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at September 30, 2025 and December 31, 2024.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. At September 30, 2025, the Corporation had posted $6.5 million of restricted cash collateral to a counterparty, reported in short-term interest-bearing deposits in other banks on the Consolidated Balance Sheet.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of September 30, 2025			As of December 31, 2024
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$102,992	Other Liabilities	$429	$111,087	Other Assets	$2,275
Total derivatives designated as hedging instruments			$429			$2,275

Derivatives not designated as hedging instruments
Other Contracts	$5,907	Other Liabilities	$—	$6,064	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
		2025	2024	2025	2024
Interest rate swaps	Investment income	$210	$-	$611	$-

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
		2025	2024	2025	2024
Other Contracts	Other income	$-	$-	$-	$1

The table below presents the carrying amount of the derivative financial instruments as of June 30, 2025 and 2024:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging instruments
(Dollars in thousands)	As of September 30,		As of September 30,
	2025	2024	2025	2024
Investment securities, AFS (1)	$105,884	$-	$445	$-

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At September 30, 2025, the fair value of the closed portfolio used in these hedging relationships was $104.4 million and the notional amount was $123.6 million.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of net periodic cost:
Service cost	$53	$56	$159	$159
Interest cost	199	193	598	574
Expected return on plan assets	(206)	(215)	(620)	(647)
Recognized net actuarial loss	24	15	68	30
Total pension expense	$70	$49	$205	$116

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first nine months of 2025. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in thousands)	Fair Value at September 30, 2025
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,067	—	—	33,067
Municipal		—	136,698	—	136,698
Corporate		—	20,231	—	20,231
Agency MBS & CMO		—	132,376	—	132,376
Non-Agency MBS & CMO		—	118,770	—	118,770
Asset-backed		—	28,143	—	28,143
Total available for sale	Recurring	$33,067	$436,218	$—	$469,285
Collateral dependent loans (1)	Nonrecurring	—	—	6,372	6,372
Liabilities
Derivatives	Recurring	—	429	—	429

(Dollars in thousands)	Fair Value at December 31, 2024
Assets	Basis	Level 1	Level 2	Level 3	Total
Equity securities, at fair value	Recurring	$166	$—	$—	$166
Available for sale:
U.S. Treasury		31,797	—	—	31,797
Municipal		—	133,592	—	133,592
Corporate		—	24,224	—	24,224
Agency MBS & CMO		—	138,742	—	138,742
Non-Agency MBS & CMO		—	149,170	—	149,170
Asset-backed			31,079		31,079
Total available for sale	Recurring	$31,963	$476,807	$—	$508,770
Collateral dependent loans (1)	Nonrecurring	—	—	380	380
Derivatives	Recurring	—	2,275	—	2,275

(1)Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending September 30, 2025.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

(Dollars in thousands)				Range
September 30, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
			Appraisal Adjustment on:
Collateral Dependent	$6,372	Appraisal	Real estate assets	20%
			Cost to sell	10%

				Range
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on:
			Real estate assets	100% (100%)
			Cost to sell	10%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$188,144	$188,144	$188,144	$—	$—
Long-term interest-earning deposits in other banks	999	999	999	—	—
Loans held for sale	1,420	1,445	—	1,445	—
Net loans	1,543,515	1,535,966	—	—	1,535,966
Accrued interest receivable	7,642	7,642	—	—	7,642

Financial liabilities:
Deposits	$1,902,895	$1,903,051	$—	$1,903,051	$—
FHLB advances	200,000	201,854	—	201,854	—
Subordinate notes	10,841	9,532	—	9,532	—
Accrued interest payable	3,803	3,803	—	3,803	—

	December 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$203,613	$203,613	$203,613	$—	$—
Long-term interest-earning deposits in other banks	1,499	1,499	1,499
Loans held for sale	2,470	2,470	—	2,470	—
Net loans	1,380,424	1,351,450	—	—	1,351,450
Accrued interest receivable	7,348	7,348	—	—	7,348

Financial liabilities:
Deposits	$1,815,647	$1,814,479	$—	$1,814,479	$—
FHLB Advances	200,000	200,883		200,883
Subordinate notes	19,699	18,032	—	18,032	—
Accrued interest payable	4,689	4,689	—	4,689	—

Note 12. Deposits

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$311,925	$290,346

Interest-bearing checking	424,902	417,870
Money management	785,186	694,880
Savings	94,738	96,646
Total interest-bearing checking and savings	1,304,826	1,209,396

Time deposits	199,087	228,848
Time - brokered deposits	87,057	87,057
Total time deposits	286,144	315,905

Total deposits	$1,902,895	$1,815,647

Overdrawn deposit accounts reclassified as loans	$472	$136

Time deposits greater than $250,000 at September 30, 2025 and December 31, 2024 were $54.9 million and $77.4 million, respectively.

Note 13. Borrowings

On September 30, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million on December 31, 2024. The borrowings have a rate of 4.32% and are due January 12, 2027.

On September 30, 2025, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $159 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2025 was 4.88% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.05%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.63%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.05%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.63%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	12.86%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.88%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.90%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.32%	8.20%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
Wealth Management Fees	2025	2024	2025	2024

Asset Management Fees	$2,074	$1,910	$6,274	$5,794
Estate Management Fees	102	143	384	358
Commissions	88	44	239	214
Total	$2,264	$2,097	$6,897	$6,366

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$300,729	$328,806
Consumer commitments to extend credit (secured)	147,130	135,776
Consumer commitments to extend credit (unsecured)	7,840	5,352
	$455,699	$469,934
Standby letters of credit	$28,323	$28,815

ACL - Unfunded Commitments (1)	$1,937	$2,030
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at September 30, 2025, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following table presents the reportable segments for the periods presented:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2025
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$22,923	$22,923	$—	$64,212	$64,212
Interest income - investments	—	4,804	4,804	—	15,072	15,072
Interest income - interest-earning deposits in other banks	—	1,948	1,948	—	6,049	6,049
Wealth fee income	2,264	—	2,264	6,897	—	6,897
Total segment income	$2,264	$29,675	$31,939	$6,897	$85,333	$92,230

Reconciliation of revenue
Other revenue - not allocated to a segment			2,547			7,578
Total consolidated revenue			$34,486			$99,808

Less:
Interest expense - deposits	$—	$8,736	$8,736	$—	$26,684	$26,684
Interest expense - other borrowings	—	2,205	2,746	—	6,544	7,613
Provision for credit losses	—	1,198	1,198	—	2,611	2,611
Salary and benefit expense	1,040	8,093	9,133	3,102	23,401	26,503
Segment profit	$1,040	$20,232	$21,813	$3,102	$59,240	$63,411

Other expenses - not allocated to a segment			6,015			17,611

Income before taxes			$6,658			$18,786

Other segment disclosures
Net occupancy	$107	$1,124	$1,231	$372	$3,231	$3,603
Data processing	$57	$1,411	$1,468	$144	$4,395	$4,539

Total assets for reportable segments	$1,433	$2,285,702	$2,297,077	$1,433	$2,285,702	$2,297,077

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2024
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$19,082	$19,082	$—	$54,363	$54,363
Interest income - investments	—	4,509	4,511	—	13,119	13,124
Interest income - interest-earning deposits in other banks	—	2,460	2,460	—	7,107	7,107
Wealth fee income	2,097	—	2,097	6,366	—	6,366
Total segment income	$2,097	$26,051	$28,150	$6,366	$74,589	$80,960

Reconciliation of revenue
Other revenue - not allocated to a segment			2,756			7,026
Total consolidated revenue			$30,906			$87,986

Less:
Interest expense - deposits	$—	$8,127	$8,127	$—	$21,649	$21,649
Interest expense - other borrowings	—	3,010	3,274	—	9,738	10,527
Provision for credit losses	—	485	485	—	1,483	1,483
Salary and benefit expense	931	7,150	8,081	2,853	21,360	24,213
Segment profit	$931	$18,772	$19,967	$2,853	$54,230	$57,872

Other expenses - not allocated to a segment			5,836			17,348

Income before taxes			$5,103			$12,766

Other segment disclosures
Net occupancy	$108	$1,042	$1,150	$378	$3,102	$3,480
Data processing	$41	$1,398	$1,439	$116	$4,205	$4,321

Total assets for reportable segments	$1,532	$2,037,744	$2,151,363	$1,532	$2,037,744	$2,151,363

Note 18. Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2025 and 2024

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

There were no changes to the critical accounting policies disclosed in the 2024 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of September 30, 2025. Please refer to Item 7 of the Corporation’s 2024 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three and nine months ended September 30, 2025 are as follows:

•Net Income: $5.4 million ($1.19 per diluted share) an increase of 26.9% compared to $4.2 million ($0.95 per diluted share) for the third quarter of 2024, and a decrease of 9.4% from $5.9 million ($1.32 per diluted share) for the second quarter of 2025.

•Net Income: $15.2 million ($3.39 per diluted share) compared to $10.6 million ($2.41 per diluted share) for the nine months ended September 30, 2024, an increase of 43.1%.

•Wealth Management: Fees were $2.3 million, an increase of 8.0% from $2.1 million in the third quarter of 2024. Assets under management were $1.4 billion on September 30, 2025.

•Asset Growth: $2.297 billion in assets on September 30, 2025 compared to $2.198 billion at year-end 2024, an increase of 4.5%.

•Loan Growth: Total net loans of $1.544 billion on September 30, 2025, an increase of 11.8% from December 31, 2024.

•Deposit Growth: Total deposits of $1.903 billion on September 30, 2025, an increase of 4.8% from December 31, 2024.

•Performance Metrics: Return on Average Assets (ROA) 0.93%, Return on Average Equity (ROE) 13.39%, and Net Interest Margin (NIM) of 3.32% on an annualized basis for the third quarter of 2025, compared to a ROA of 0.80%, ROE of 11.86%, and NIM of 2.97% for the third quarter of 2024.

•The key performance metrics for the third quarter of 2025 were negatively affected by fee amortization of $113 thousand (recorded in interest expense) from the redemption of a portion of the Corporation’s subordinated notes, and the addition of an $894 thousand specific reserve on one commercial real estate credit through the provision for credit loss.

•On October 16, 2025, the Board of Directors declared a $0.33 per share regular quarterly cash dividend for the fourth quarter of 2025 to be paid on November 26, to shareholders of record at the close of business on November 7, 2025. This dividend represents a 3.1% increase over the 2024 fourth quarter dividend.

Key performance ratios as of, or for the periods ended as shown:

	Nine Months Ended		Twelve Months Ended
	September 30,	September 30,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2025	2024	2024

Balance Sheet Highlights
Total assets	$2,297,077	$2,151,363	$2,197,841
Debt securities available for sale	469,285	466,485	508,604
Loans, net	1,543,515	1,348,386	1,380,424
Deposits	1,902,895	1,723,491	1,815,647
Other borrowings	200,000	240,000	200,000
Shareholders' equity	166,343	149,928	144,716

Summary of Operations
Interest income	$85,333	$74,594	$101,451
Interest expense	34,297	32,176	43,937
Net interest income	51,036	42,418	57,514
Provision for credit losses - loans	2,704	1,524	1,975
(Reversal of) provision for credit losses - unfunded commitments	(93)	(41)	8
Total provision for credit losses	2,611	1,483	1,983
Net interest income after provision for credit losses	48,425	40,935	55,531
Noninterest income	14,475	13,392	13,679
Noninterest expense	44,114	41,561	55,895
Income before income taxes	18,786	12,766	13,315
Federal income tax expense	3,603	2,154	2,216
Net income	$15,183	$10,612	$11,099

Performance Measurements
Return on average assets*	0.90%	0.69%	0.54%
Return on average equity*	13.31%	10.47%	8.05%
Return on average tangible equity (1)*	14.11%	11.23%	8.62%
Efficiency ratio (1)	66.62%	73.79%	73.36%
Net interest margin*	3.20%	2.95%	2.95%

Shareholders' Value (per common share)
Diluted earnings per share	$3.39	$2.41	$2.51
Basic earnings per share	3.41	2.41	2.52
Regular cash dividends declared	0.98	0.96	1.28
Book value	37.15	33.93	32.69
Tangible book value (1)	35.13	31.89	30.65
Market value	46.00	30.13	29.90
Market value/book value ratio	123.83%	88.80%	91.47%
Market value/tangible book value ratio	130.93%	94.49%	97.54%
Price/earnings multiple (year-to-date)*	9.66	9.39	11.91
Dividend yield (year-to-date)*	2.85%	4.25%	4.28%
Dividend payout ratio (year-to-date)	28.76%	39.74%	50.72%

Safety and Soundness
Average equity/average assets	6.76%	6.61%	6.65%
Risk-based capital ratio (Total)	12.86%	14.73%	13.85%
Leverage ratio (Tier 1)	7.90%	8.44%	7.92%
Common equity ratio (Tier 1)	11.05%	12.08%	11.31%
Nonperforming loans / gross loans	0.68%	0.03%	0.02%
Nonperforming assets/total assets	0.47%	0.02%	0.01%
Allowance for credit losses as a % of loans	1.30%	1.28%	1.26%
Net loans (charged-off) recovered / average loans*	0.00%	-0.01%	-0.03%

Assets under Management
Trust assets under management (fair value)	$1,273,461	$1,176,879	$1,169,282
Held at third-party brokers (fair value)	144,902	144,168	139,872
	$1,418,363	$1,321,047	$1,309,154

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands, except per share)
	September 30, 2025	September 30, 2024	December 31, 2024
Return on Tangible Equity (non-GAAP)
Net income	$15,183	$10,612	$11,099

Average shareholders' equity	152,509	135,051	137,840
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	143,493	126,035	128,824

Return on average tangible equity (non-GAAP)*	14.11%	11.23%	8.62%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$166,343	$149,928	$144,716
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	157,327	140,912	135,700

Shares outstanding (in thousands)	4,478	4,419	4,427

Tangible book value per share (non-GAAP)	$35.13	$31.89	$30.65

Efficiency Ratio
Noninterest expense	$44,114	$41,561	$55,895

Net interest income	51,036	42,418	57,514
Plus tax equivalent adjustment to net interest income	704	741	938
Plus noninterest income, net of securities transactions	14,482	13,164	17,737
Total revenue	66,222	56,323	76,189

Efficiency ratio (Noninterest expense/total revenue)	66.62%	73.79%	73.36%

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

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024:

Tax equivalent net interest income increased $3.5 million to $18.4 million in the third quarter of 2025 compared to $14.9 million for the same period in 2024. Tax equivalent net interest income increased $1.6 million from balance sheet volume changes and $1.9 million from interest rate changes.

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

	For the Three Months Ended September 30,
	2025			2024

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$174,723	$1,948	4.42%	$181,359	$2,460	5.38%
Investment securities:
Taxable securities	425,086	4,336	4.05%	411,333	4,013	3.87%
Tax-exempt securities	48,530	329	2.69%	50,677	335	2.62%
Restricted stock	8,894	200	8.92%	9,749	225	9.16%
Total investment securities	482,510	4,865	4.00%	471,759	4,573	3.85%
Gross loans:
Residential real estate 1-4 family:
First liens	271,124	3,916	5.73%	229,276	3,011	5.21%
Junior liens and lines of credit	89,412	1,347	5.98%	78,306	1,223	6.20%
Residential real estate - construction	50,460	856	6.73%	26,782	471	6.98%
Commercial real estate	889,464	13,525	6.03%	754,442	11,029	5.80%
Commercial	235,222	3,259	5.50%	243,210	3,372	5.50%
Consumer	8,631	193	8.87%	7,102	162	9.05%
Total gross loans	1,544,313	23,096	5.93%	1,339,118	19,268	5.71%
Total interest-earning assets	2,201,546	$29,909	5.39%	1,992,236	$26,301	5.24%
Noninterest-earning assets	92,056			92,968
Total assets	$2,293,602			$2,085,204

Interest-bearing liabilities:
Deposits:
Interest checking	$411,385	$650	0.63%	$406,306	$686	0.67%
Money management	771,545	4,931	2.54%	645,203	5,137	3.16%
Savings	94,458	15	0.06%	100,430	44	0.17%
Time	225,765	2,188	3.84%	184,892	2,020	4.33%
Time - brokered	87,057	952	4.34%	22,057	240	4.32%
Total interest-bearing deposits	1,590,210	8,736	2.18%	1,358,888	8,127	2.37%

Subordinate notes	19,626	541	11.03%	19,684	264	5.36%
Federal Reserve Bank borrowings	—	—	---	40,000	485	4.81%
Federal Home Loan Bank borrowings	200,000	2,205	4.31%	221,739	2,525	4.52%
Total interest-bearing liabilities	1,809,836	11,482	2.52%	1,640,311	11,401	2.76%
Noninterest checking	308,091			287,310
Other liabilities	17,006			16,531
Shareholders' equity	158,669			141,052
Total liabilities and shareholders' equity	$2,293,602			$2,085,204
T/E net interest income/Net interest margin		18,427	3.32%		14,900	2.97%
Tax equivalent adjustment		(234)			(248)
Net interest income		$18,193			$14,652

Net Interest Spread			2.87%			2.48%
Cost of Funds			2.15%			2.35%
Cost of Deposits			1.83%			1.96%

Provision for Credit Losses

For the third quarter of 2025, the provision for credit losses on loans was $1.3 million compared to $474 thousand for the third quarter of 2024. The increase is due primarily to an $894 thousand specific reserve established during the quarter for a collateral dependent loan. The increase from the specific reserve was partially offset by a decrease in provision expense due to a change in the historical loss rate component of the allowance for credit loss (ACL) calculation due to an adjustment to the Bank’s peer group, as certain peers were acquired by larger banks. The ACL ratio for loans was 1.30% on September 30, 2025, up from 1.26% on December 31, 2024.

The provision for unfunded commitments was a reversal of $53 thousand compared to a provision expense of $11 thousand for the same period in 2024. The ACL for unfunded commitments was $1.9 million and $2.0 million on September 30, 2025, and December 31, 2024, respectfully. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the third quarter of 2025, noninterest income, before securities transactions, increased $261 thousand compared to the same period in 2024. Wealth Management fees increased, primarily because of growth in assets under management and other income increased from swap referral fees and a state sales tax refund. These increases were partially offset by decreases in loan service charges and gains on the sale of loans.

The following table presents a comparison of noninterest income for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$2,264	$2,097	$167	8.0
Loan service charges	243	303	(60)	(19.8)
Gain on sale of loans	170	193	(23)	(11.9)
Deposit service charges and fees	662	628	34	5.4
Other service charges and fees	576	532	44	8.3
Debit card income	606	597	9	1.5
Increase in cash surrender value of life insurance	115	116	(1)	(0.9)
Other	175	84	91	108.3
Noninterest income before securities transactions	4,811	4,550	261	5.7
Change in fair value of equity securities	—	303	(303)	(100.0)
Total noninterest income	$4,811	$4,853	$(42)	(0.9)

Noninterest Expense

Noninterest expense for the third quarter of 2025 increased $1.2 million compared to the same period in 2024. Salaries and benefits increased $1.1 million primarily in health insurance ($420 thousand), and salaries and commissions ($546 thousand). Legal and professional fees increased, primarily in audit related fees for enhanced reviews as the Corporation expects to move to an Accelerated Filer status with the SEC as of December 31, 2025. Advertising decreased due to the timing of several campaigns and other expense decreased due to the amortization of solar tax credits in 2024.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2025	2024	Amount	%
Salaries and benefits	$9,133	$8,081	$1,052	13.0
Net occupancy	1,231	1,150	81	7.0
Marketing and advertising	439	428	11	2.6
Legal and professional	680	490	190	38.8
Data processing	1,468	1,439	29	2.0
Pennsylvania bank shares tax	137	119	18	15.1
FDIC insurance	495	550	(55)	(10.0)
ATM/debit card processing	347	307	40	13.0
Telecommunications	125	110	15	13.6
Nonservice pension	17	(7)	24	(342.9)
Other	1,076	1,250	(174)	(13.9)
Total noninterest expense	$15,148	$13,917	$1,231	8.8

Provision for Income Taxes

For the third quarter of 2025, total income tax was $1.3 million, comprised of $1.2 million in Federal income tax and $55 thousand in state income taxes. Income tax for the third quarter increased by $419 thousand compared to the third quarter of 2024, due to higher pre-tax income in 2025. The effective tax rate for the third quarter of 2025 was 19.6% compared to 17.3% for the same period in 2024. The federal statutory tax rate is 21% for 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Corporation’s financial statements.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Tax equivalent net interest income increased $8.6 million to $51.7 million in the first nine months of 2025 compared to $43.2 million for the same period in 2024. Tax equivalent net interest income increased $3.6 million from balance sheet volume changes and $5.0 million from interest rate changes.

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

	For the Nine Months Ended September 30,
	2025			2024

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$181,913	$6,049	4.45%	$175,622	$7,107	5.39%
Investment securities:
Taxable securities	439,677	13,685	4.16%	411,100	11,830	3.83%
Tax-exempt securities	49,253	990	2.69%	50,804	1,004	2.63%
Restricted stock	8,852	579	8.75%	9,871	472	6.37%
Total investment securities	497,782	15,254	4.10%	471,775	13,306	3.76%
Gross loans:
Residential real estate 1-4 family:
First liens	256,896	10,798	5.62%	217,019	8,259	5.07%
Junior liens and lines of credit	86,064	3,840	5.97%	74,960	3,407	6.05%
Residential real estate - construction	44,110	2,239	6.79%	27,402	1,427	6.94%
Commercial real estate	853,315	37,771	5.92%	734,031	31,538	5.72%
Commercial	236,181	9,535	5.40%	242,664	9,831	5.40%
Consumer	8,163	551	9.02%	6,950	460	8.82%
Total gross loans	1,484,729	64,734	5.83%	1,303,026	54,922	5.61%
Total interest-earning assets	2,164,424	$86,037	5.31%	1,950,423	$75,335	5.15%
Noninterest-earning assets	92,236			91,503
Total assets	$2,256,660			$2,041,926

Interest-bearing liabilities:
Deposits:
Interest checking	$409,101	$1,869	0.61%	$413,914	$1,885	0.61%
Money management	753,798	14,814	2.63%	611,532	13,866	3.02%
Savings	95,898	74	0.10%	102,515	123	0.16%
Time	225,852	6,839	4.05%	161,026	5,052	4.18%
Time - brokered	87,057	3,088	4.74%	21,053	723	4.57%
Total interest-bearing deposits	1,571,706	26,684	2.27%	1,310,040	21,649	2.20%

Subordinate notes	19,681	1,069	7.22%	19,675	789	5.33%
Short-term borrowings	—	—	---	719	31	5.74%
Federal Reserve Bank borrowings	—	—	---	54,781	1,925	4.68%
Federal Home Loan Bank borrowings	200,000	6,544	4.31%	225,839	7,782	4.59%
Total interest-bearing liabilities	1,791,387	34,297	2.56%	1,611,054	32,176	2.66%
Noninterest checking	295,741			279,324
Other liabilities	17,023			16,497
Shareholders' equity	152,509			135,051
Total liabilities and shareholders' equity	$2,256,660			$2,041,926
T/E net interest income/Net interest margin		51,740	3.20%		43,159	2.95%
Tax equivalent adjustment		(704)			(741)
Net interest income		$51,036			$42,418

Net Interest Spread			2.75%			2.49%
Cost of Funds			2.20%			2.27%
Cost of Deposits			1.91%			1.81%

Provision for Credit Losses

For the first nine months of 2025, the provision for credit losses on loans was $2.7 million compared to $1.5 million for the first nine months of 2024. The increase is primarily the result of an $894 thousand specific reserve established during the third quarter of 2025 for a collateral dependent loan, secured by a mixed-use commercial real estate construction project. The ACL ratio for loans was 1.30% on September 30, 2025 up from 1.26% on December 31, 2024.

The provision for unfunded commitments was a reversal of $93 thousand compared to a reversal of $41 thousand for the same period in 2024. The ACL for unfunded commitments was $1.9 million and $2.0 million on September 30, 2025, and December 31, 2024, respectfully. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first nine months of 2025, noninterest income (before securities transactions) increased $1.3 million over the same period in 2024. Wealth Management fees increased $531 thousand, primarily because of growth in assets under management. Loan service charges increased due to commercial loan prepayment penalties. Other income increased from swap referral fees ($339 thousand over 2024) and a state sales tax refund ($326 thousand).

The following table presents a comparison of noninterest income for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$6,897	$6,366	$531	8.3
Loan service charges	746	690	56	8.1
Gain on sale of loans	411	367	44	12.0
Deposit service charges and fees	1,880	1,814	66	3.6
Other service charges and fees	1,539	1,542	(3)	(0.2)
Debit card income	1,773	1,703	70	4.1
Increase in cash surrender value of life insurance	346	340	6	1.8
Other	890	342	548	160.2
Noninterest income before securities transactions	14,482	13,164	1,318	10.0
Change in fair value of equity securities	(7)	228	(235)	(103.1)
Total noninterest income	$14,475	$13,392	$1,083	8.1

Noninterest Expense

Noninterest expense for the first nine months of 2025 increased $2.6 million compared to the same period in 2024. Salaries and benefits increased $2.3 million primarily in salaries and commissions ($991 thousand), health insurance ($926 thousand), and an increase in incentive compensation ($212 thousand). Legal and professional fees increased, primarily in audit related fees for enhanced reviews as the Corporation expects to move to an Accelerated Filer status with the SEC as of December 31, 2025, and professional consulting services. Advertising decreased due to the timing of several campaigns and FDIC insurance increased due to growth in the balance sheet. Other expense decreased $362 thousand due to the amortization of solar tax credits in 2024.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2025	2024	Amount	%
Salaries and employee benefits	$26,503	$24,213	$2,290	9.5
Net occupancy	3,603	3,480	123	3.5
Marketing and advertising	1,224	1,565	(341)	(21.8)
Legal and professional	1,744	1,521	223	14.7
Data processing	4,539	4,321	218	5.0
Pennsylvania bank shares tax	434	363	71	19.6
FDIC insurance	1,449	1,280	169	13.2
ATM/debit card processing	1,030	969	61	6.3
Telecommunications	341	329	12	3.6
Nonservice pension	46	(43)	89	(207.0)
Other	3,201	3,563	(362)	(10.2)
Total noninterest expense	$44,114	$41,561	$2,553	6.1

Provision for Income Taxes

For the nine months of 2025, total income tax was $3.6 million, comprised of $3.5 million in Federal income tax and $86 thousand in state income taxes. Income tax for the 2025 year-to-date period increased by $1.4 million over the same period of 2024 due to higher pre-tax income in 2025. The effective tax rate for the first nine months of 2025 was 19.2% compared to 16.9% for the same period in 2024. The federal statutory tax rate is 21% for 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Corporation’s financial statements.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $188.1 million on September 30, 2025, a decrease of $15.5 million from the prior year-end balance of $203.6 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($155.7 million). As of September 30, 2025, the Corporation had posted cash collateral of $6.5 million to a counterparty in a derivative transaction.

Investment Securities:

Available for Sale (AFS) Securities: At September 30, 2025, the AFS securities portfolio had an amortized cost of $499.7 million, a decrease of $54.3 million from the prior year-end, and a fair value of $469.3 million, a decrease of $39.3 million from the prior year-end. During the first nine months of 2025, the portfolio returned $54.2 million of principal and there were no new purchases. The Bank did not sell any investments in the first nine months of 2025. The AFS portfolio had a net unrealized loss of $30.4 million at September 30, 2025 compared to a net unrealized loss of $45.4 million at the prior year-end. The AFS portfolio averaged $488.9 million with a tax equivalized yield of 4.01% for the nine months ended September 30, 2025. This compares to an average of $461.9 million and a tax-equivalized yield of 3.70% for the same period in 2024.

The AFS portfolio holdings are classified by type of security issuer. U.S. Agency mortgage-backed and collateralized mortgage obligations are issued by a U.S. Government Agency or a government sponsored entity and securitized by pools of residential and commercial mortgages. Municipal securities are issued by state and local government entities and consist of taxable and tax-exempt securities. Many municipal securities have credit enhancements in the form of private bond insurance or other credit support. Corporate securities are mostly subordinated notes issued by community banks with the remainder consisting of four trust preferred securities. Non-Agency mortgage-backed and collateralized mortgage obligation securities are issued by private entities and securitized by residential and commercial mortgages. Many of these securities benefit from credit enhancements in the form of subordinated tranches and overcollateralization. Asset-backed securities are issued by or insured by a U.S. Government Agency and securitized by loan pools other than mortgages.

Restricted Stock at Cost: The Bank held $8.9 million of restricted stock at September 30, 2025 and $8.8 million at December 31, 2024. Except for $30 thousand, this investment represents stock in Federal Home Loan Bank of Pittsburgh (the FHLB). The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is no public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Residential real estate 1-4 family
Consumer first liens	$217,664	$181,780	$35,884	19.7
Commercial first lien	58,148	58,821	(673)	(1.1)
Total first liens	275,812	240,601	35,211	14.6

Consumer junior liens and lines of credit	84,614	76,035	8,579	11.3
Commercial junior liens and lines of credit	7,216	6,199	1,017	16.4
Total junior liens and lines of credit	91,830	82,234	9,596	11.7
Total residential real estate 1-4 family	367,642	322,835	44,807	13.9

Residential real estate - construction
Consumer	27,337	20,742	6,595	31.8
Commercial	24,415	11,685	12,730	108.9
Total residential real estate construction	51,752	32,427	19,325	59.6

Commercial real estate	904,646	803,365	101,281	12.6
Commercial	230,285	230,597	(312)	(0.1)
Total commercial	1,134,931	1,033,962	100,969	9.8

Consumer	9,542	8,853	689	7.8
	1,563,867	1,398,077	165,790	11.9
Less: Allowance for credit losses	(20,352)	(17,653)	(2,699)	15.3
Net Loans	$1,543,515	$1,380,424	$163,091	11.8

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

Total residential real estate loans increased by $44.8 million over year-end 2024, primarily in consumer first lien loans. For the first nine months of 2025, the Bank originated $95.3 million in mortgages, including $28.6 million for sale through the secondary market compared to $90.1 million of total originations for the same period in 2024. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($27.3 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $24.4 million at September 30, 2025. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $904.6 million at September 30, 2025 from $803.4 million at the end of 2024. Included in commercial real estate are approximately $532 million of nonowner occupied loans, non-construction loans located primarily in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio is 357.6% of risk-based capital at September 30, 2025 compared to 332.9% at December 31, 2024.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)
Commercial Real Estate (CRE) Sectors	September 30, 2025	% of CRE	December 31, 2024	% of CRE
Apartment buildings	$174,591	19%	$146,661	18%
Hotels & motels	103,039	11%	97,460	12%
Office buildings	93,630	10%	92,926	12%
Land development	92,421	10%	66,645	8%
Shopping centers	89,250	10%	82,518	10%

Also included in CRE are real estate construction loans totaling $207.1 million. At September 30, 2025, the Bank had $103.3 million in real estate construction loans funded with an interest reserve and capitalized $2.7 million of interest in the first nine months of 2025 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent first-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $312 thousand to $230.3 million at September 30, 2025, compared to $230.6 million at the end of 2024. On September 30, 2025, the Bank had $100.6 million in tax-free loans compared to $105.0 million at December 31, 2024.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	September 30, 2025	% of Commercial	December 31, 2024	% of Commercial
Public administration	$40,947	18%	$43,184	19%
Utilities	36,188	16%	38,498	17%
Manufacturing	20,207	9%	16,930	7%
Real estate, rental & leasing	20,029	9%	23,162	10%
Construction	17,837	2%	15,542	2%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. On September 30, 2025, the outstanding commercial participations were $109.7 million, or 9.0%, of commercial purpose loans and 7.0% of total gross loans compared to $107.2 million at December 31, 2024, or 9.6%, of commercial purpose loans and 7.7% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $140.8 million, compared to $133.1 million at December 31, 2024. The commercial loan participations are comprised of $26.8 million of commercial loans and $82.9 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $9.5 million at September 30, 2025, compared to $8.9 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–Other Assets Especially Mentioned or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at September 30, 2025 is adequate based on currently available information.

Watch list loans (loans rated 6, 7, or 8) exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $53.5 million on September 30, 2025 compared to $21.5 million at December 31, 2024. The increase from year-end 2024 was primarily in commercial real estate loans rated 6 or 7, including an increase of 10.4 million in nonaccrual loans. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $10.7 million of nonaccrual loans as of September 30, 2025 and $266 thousand as of December 31, 2024. The credit composition of the watch list, by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. On September 30, 2025, the Bank had loans of $12.1 million (5.7% of risk-based capital) that exceeded the supervisory limit, compared to 7.1% at year-end 2024.

Loan quality, as measured by nonaccrual loans, totaled $10.7 million on September 30, 2025 compared to $266 thousand on December 31, 2024 and the nonperforming loan to gross loans ratio was 0.68% at September 30, 2025 compared to 0.02% on December 31, 2024. Loans past due 90-days or more, but still accruing, totaled $12 thousand on September 30, 2025. The nonaccrual loans are comprised primarily of two loans to unrelated borrowers: 1) a $7.3 million commercial real estate construction loan on a mixed-use project, and 2) a $2.9 million hotel loan. The construction loan is current on payments as of September 30, 2025, the developer invested additional capital in the project during the third quarter of 2025, other investors are expected to provide additional capital during the fourth quarter of 2025, and the bank has no commitment to lend additional money. Nevertheless, the Bank established a specific reserve of $894 thousand for this loan as of September 30, 2025, and with this reserve believes is sufficiently collateralized for this loan. The hotel was auctioned in

July 2025. Settlement of the auction sale is currently expected in the fourth quarter of 2025 and the net proceeds to the Bank are expected to fully satisfy the loan.

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

As of September 30, 2025 and December 31, 2024, there were no modifications made to borrowers experiencing financial difficulty.

As of September 30, 2025, the Bank had outstanding loans to a related party of a Bank Director who is considered an “insider” under Regulation O. The loans were originated in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons.

The loans are currently classified as OAEM (rated 6) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. As of September 30, 2025, the outstanding balance of the loans was $4.7 million, and were not past due or on nonaccrual status.

The loans were approved in accordance with the Bank’s policies and procedures for related party transactions and insider lending, including board-level review and compliance with Regulation O. Management continues to monitor the credit quality of the loans and does not believe they pose a material risk to the Corporation’s financial condition.

No preferential terms were granted, and the Bank believes the transaction does not impair the independence or objectivity of the Director involved.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At September 30, 2025, the pooled loan reserve was $19.5 million and approximately 70% of the pooled reserve was from the qualitative component. On September 30, 2025 the Bank had a specific reserve of $894 thousand on one commercial real estate construction loan compared to no specific reserve as of December 31, 2024.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. The ACL for unfunded commitments was $1.9 million and $2.0 million on September 30, 2025 and December 31, 2024, respectively.

The following table shows the allocation of the ACL and other loan performance ratios, by class, as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2025
Loans at September 30, 2025	$275,812	$91,830	$51,752	$904,646	$230,285	$9,542	$1,563,867
Average Loans through September 30, 2025	256,896	86,064	44,110	853,315	236,181	8,163	1,484,729
Nonaccrual Loans at September 30, 2025	—	—	—	10,672	—	—	10,672
Allowance for Credit Loss at September 30, 2025	1,661	506	624	14,127	3,288	146	20,352
YTD Net (Charge-offs)/Recoveries at September 30, 2025	—	—	11	—	56	(72)	(5)

Loans/Total Gross Loans at September 30, 2025	18%	6%	3%	58%	15%	1%	100%
Nonaccrual Loans/Total Gross Loans at September 30, 2025	0.00%	0.00%	0.00%	1.18%	0.00%	0.00%	0.68%
Allowance for Credit Loss/Gross Loans at September 30, 2025	0.60%	0.55%	1.21%	1.56%	1.43%	1.53%	1.30%
Net (Charge-offs) Recoveries/Average Loans at September 30, 2025*	0.00%	0.00%	0.03%	0.00%	0.03%	-1.18%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at September 30, 2025							190.70%

2024
Loans at December 31, 2024	$240,601	$82,234	$32,427	$803,365	$230,597	$8,853	$1,398,077
Average Loans for 2024	222,572	76,515	28,096	747,037	241,554	7,322	1,323,096
Nonaccrual Loans at December 31, 2024	—	—	—	—	266	—	266
Allowance for Credit Losses at December 31, 2024	1,497	461	376	12,004	3,182	133	17,653
Net Recoveries/(Charge-offs) for 2024	3	—	14	2	(329)	(64)	(374)

Loans/Total Gross Loans at December 31, 2024	17%	6%	2%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2024	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at December 31, 2024	0.62%	0.56%	1.16%	1.49%	1.38%	1.50%	1.26%
Net Recoveries(Charge-offs)/Average Loans for 2024	0.00%	0.00%	0.05%	0.00%	-0.14%	-0.87%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2024							6,636.47%

*Annualized

Deposits:

Total deposits increased $87.2 million during the first nine months of 2025 to $1.903 billion. Noninterest checking increased $21.6 million to $311.9 million (16.4% of total deposits), primarily in municipal and small business accounts. Interest-bearing checking increased by $7.0 million, primarily in municipal deposits, while the Bank’s Money Management product increased $90.3 million across all sectors. Time deposits decreased $29.8 million, reflecting the maturity of a one-year time deposit account for $29.4 million in September 2025. At maturity, this deposit moved to a money management account and was withdrawn from the Bank early in the fourth quarter of 2025.

As of September 30, 2025, the Bank had deposits of $311.5 million placed in the IntraFi Network reciprocal deposit program ($126.6 million in interest-bearing checking and $184.9 million in money management) and $22.2 million in reciprocal time deposits in the CDARS program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits. At September 30, 2025, the Bank’s reciprocal deposits were 15.7% of the Bank’s total liabilities compared to 16.2% at year-end 2024.

The Bank estimates that approximately 88% of its deposits are FDIC insured or collateralized as of September 30, 2025, compared to 85% at December 31, 2024.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest-bearing checking	$311,925	$290,346	$21,579	7.4

Interest-bearing checking	424,902	417,870	7,032	1.7
Money management	785,186	694,880	90,306	13.0
Savings	94,738	96,646	(1,908)	(2.0)
Total interest-bearing checking and savings	1,304,826	1,209,396	95,430	7.9

Time deposits	199,087	228,848	(29,761)	(13.0)
Time - brokered deposits	87,057	87,057	—	—
Total time deposits	286,144	315,905	(29,761)	(9.4)

Total deposits	$1,902,895	$1,815,647	$87,248	4.8

Overdrawn deposit accounts reclassified as loans	$472	$136

Borrowings:

At September 30, 2025, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

On September 30, 2025, the Corporation redeemed $9.0 million of its $15.0 million fixed to floating subordinate notes due September 1, 2030 utilizing excess cash on hand. After the redemption, the Corporation had $11.0 million of unsecured subordinated debt notes remaining outstanding of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $159 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Shareholders’ Equity:

Total shareholders’ equity increased $21.6 million to $166.3 million as of September 30, 2025 from December 31, 2024. Retained earnings increased $10.8 million in 2025, with net income of $15.2 million partially offset by cash dividends of $4.4 million. Accumulated other comprehensive income/(loss) (AOCI) improved $9.7 million since year-end 2024. The Corporation’s Dividend Reinvestment Plan (DRIP) added $213 thousand in new capital from optional cash contributions and $768 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 28.76% for the first nine months of 2025 compared to 39.74% for the same period in 2024.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the third quarter of 2025, the Corporation paid a $0.33 per share dividend, compared to $0.33 paid in the second quarter of 2025. On October 16, 2025, the Board of Directors declared a $0.33 per share regular quarterly dividend for the fourth quarter of 2025, which will be paid on November 26, 2024. This represents a 3.1% increase over the fourth quarter 2024 dividend.

In January 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first nine months of 2025, 12,800 shares were purchased to fund the quarterly dividend reinvestment plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2025 was 4.88% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2025, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of September 30, 2025 and December 31, 2024 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2025	2024	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.05%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.63%	11.71%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.05%	11.31%	N/A	N/A
Farmers & Merchants Trust Company	11.63%	11.71%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	12.86%	13.85%	N/A	N/A
Farmers & Merchants Trust Company	12.88%	12.96%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	7.90%	7.92%	N/A	N/A
Farmers & Merchants Trust Company	8.32%	8.20%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($71.7 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity at September 30, 2025.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$723,389	$200,000	$523,389
Federal Reserve Bank Discount Window	132,935	—	132,935
Correspondent Banks	76,000	—	76,000
Total	$932,324	$200,000	$732,324

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

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$300,729	$328,806
Consumer commitments to extend credit (secured)	147,130	135,776
Consumer commitments to extend credit (unsecured)	7,840	5,352
	$455,699	$469,934
Standby letters of credit	$28,323	$28,815

ACL - Unfunded Commitments (1)	$1,937	$2,030
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2025. For more information on market risk refer to the Corporation’s 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2025, except as described below. For more information, refer to the Corporation’s 2024 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2025. During the first nine months of 2025, 12,800 shares were purchased to fund the quarterly dividend reinvestment plan.

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
July 2025	—	$—	$—	143,300
August 2025	6,100	$44.78	273,161	137,200
September 2025	—	$—	—	137,200
	6,100		$273,161

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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

Franklin Financial Services Corporation

November 10, 2025	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer and President
(Principal Executive Officer)

November 10, 2025	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)