Form 10-K
period 2025-12-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2026-03-13
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the 4,038,884 shares of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2025 based on the price of such shares was $139,866,553.

There were 4,482,893 outstanding shares of the Registrant's common stock as of February 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive annual proxy statement to be filed, pursuant to Reg. 14A within 120 days after December 31, 2025, are incorporated into Part III.

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

The Corporation’s common stock is listed under the symbol “FRAF” on the Nasdaq Capital Market. The Corporation’s internet address is www.franklinfin.com. Electronic copies of the Corporation’s 2025 Annual Report on Form 10-K are available free of charge by visiting the “Investor Information” section of www.franklinfin.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s internet address shall not, under any circumstances, be deemed to incorporate the information available at such internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov.

The Corporation conducts substantially all of its business through its wholly owned direct banking subsidiary, F&M Trust. F&M Trust, established in 1906, is a full-service, Pennsylvania-chartered commercial bank and trust company, which is not a member of the Federal Reserve System. F&M Trust operates twenty-three community banking offices in Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland. The Bank engages in general commercial and retail banking services normally associated with community banks and its deposits are insured (up to applicable legal limits) by the Federal Deposit Insurance Corporation (the “FDIC”). F&M Trust offers a wide variety of banking services to businesses, individuals, and governmental entities. These services include, but are not necessarily limited to, accepting and maintaining checking, savings, and time deposit accounts, making loans and providing safe deposit facilities. It also provides investment and trust services through its Wealth Management segment. Franklin Future Fund Inc., a direct subsidiary of the Corporation, is a non-bank investment company that makes venture capital investments, limited to 5% or less of the outstanding shares of any class of voting securities of any company, within the Corporation’s primary market area. Franklin Financial Properties Corp. is a “qualified real estate subsidiary,” a wholly owned subsidiary of F&M Trust and was established to hold real estate assets used by F&M Trust in its banking operations.

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

F&M Trust’s Wealth Management department offers all of the personal and corporate trust services normally associated with community bank trust departments including: estate planning and administration, corporate and personal trust fund management, pension, profit sharing and other employee benefit funds management, custodial services, and non-trust related investment services. F&M Trust, through licensed members of its Wealth Management department, sells mutual funds, annuities and selected insurance products.

Competition

The Corporation and its banking subsidiary operate in a highly competitive environment. The principal market of F&M Trust is south central Pennsylvania, primarily the counties of Franklin, Cumberland, Dauphin, Fulton, Huntingdon, and Washington County, MD. The competing banks in this market range from large regional banks to independent community banks. In addition, credit unions, mortgage banks, brokerage firms and other on-line competitors compete within the market.

The following table shows the Bank’s market share where it operates deposit taking banking offices as reported on the June 30, 2025 FDIC Summary of Deposits Report:

(Dollars in thousands)
	F&M Trust
County, State	# of Locations	Deposits	Market Deposits	Market Share
Franklin, PA	12	$1,270,316	$3,719,925	34.15%
Cumberland, PA	6	443,912	11,642,442	3.81%
Dauphin, PA	1	40,700	7,647,085	0.53%
Fulton, PA	2	89,597	188,621	47.50%
Huntingdon, PA	1	32,696	757,710	4.32%
Washington, MD	1	25,581	3,275,973	0.78%
	23	$1,902,802	$27,231,756	6.99%

With increasing competition, many nonbanking institutions offer services similar to those offered by the Bank. Some competitors may have access to resources (e.g., financial and technological) greater than, and more quickly than, are available to the Bank, or that may be unavailable to the Bank, thereby creating a competitive disadvantage for the Bank in terms of product, service pricing and delivery. In addition, credit unions increasingly compete with banks for deposits and certain types of loans. The Bank utilizes various strategies including its long history of local customer service and convenience as part of a relationship management culture, a wide variety of products and services and, to a lesser extent, the pricing of loans and deposits, to compete. F&M Trust is the largest financial institution headquartered in Franklin County, PA and had total assets of approximately $2.2 billion on December 31, 2025.

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

Engagement. We are dedicated to fostering a positive and productive work environment where employees feel valued, motivated, and connected to our organization. Employee engagement, defined as the enthusiasm and commitment individuals have toward their work and the company, is a key priority for us. It reflects how willing employees are to go above and beyond, as well as their dedication to building a future with F&M Trust. A cornerstone of our engagement efforts is our annual employee engagement survey, conducted by an independent third party. In 2025, we achieved an outstanding 93% response rate, marking the eighth consecutive year of best-in-class participation. Our overall engagement score reached 85%, highlighting our employees’ strong connection to F&M Trust and our shared commitment to success.

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

Wellness. The well-being of our employees is paramount to the success of our Bank, and we demonstrate our commitment to their holistic wellness through our comprehensive wellness program, which has been a cornerstone of our culture since 2001. Our wellness program boasts high levels of employee participation, with over 51% of our workforce completing health risk assessments and 71% completing biometric screenings in 2025.

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

Retention. Monitoring employee turnover rates is crucial for us. Retaining our talented and committed personnel is essential for our continued success. In 2025, our total voluntary turnover rate was 7.03%. Additionally, the long-term and short-term commitment metrics from our most recent employee engagement survey were measured higher than the financial services industry benchmarks, which underscores a strong sense of loyalty to the bank among our employees.

Community Involvement. The Bank’s commitment to community service reflects our core values. We aim to give back to the communities where we live and work and believe this commitment helps in our efforts to attract and retain employees. In 2025, F&M Trust donated over $785 thousand to 324 organizations in our communities and funded 341 scholarships for $318 thousand to kindergarten through 12th grade, Pre-kindergarten schools and organizations through the Pennsylvania Educational Improvement Tax Credit program. In addition, employees of the Bank provided 2,474 volunteer hours to 105 different service organizations.

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

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are: (1) Common Equity Tier 1 (CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2025 was 5.27%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2025, the Bank was “well capitalized’ under the Basel III requirements. For additional information on the capital ratios, see the section titled Shareholders’ Equity and Table 13.

In 2019, the Community Bank Leverage Ratio (CBLR) was approved by federal banking agencies as an optional capital measure available to Qualifying Community Banking Organizations (QCBO). If a bank qualifies as a QCBO and maintains a CBLR of 9% or greater, the bank would be considered “well-capitalized” for regulatory capital purposes and exempt from complying with the risk-based capital rule described above. The CBLR rule took effect January 1, 2020 and banks could opt-in through an election in the first quarter 2020 regulatory filing. The Bank met the criteria of QCBO but did not opt-in to the CBLR.

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). At December 31, 2025, the Bank satisfied the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). The agencies stated that financial institutions should review their policies and practices related to CRE lending and should maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk, including maintaining underwriting discipline and exercising prudent risk management practices that identify, measure, monitor and manage the risks arising from their CRE lending activity. Financial institutions were directed to review the interagency guidance on “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” issued in 2006 providing that a financial institution is potentially exposed to significant CRE concentration risk, and should employ enhanced risk management practices where (1) total non-owner occupied CRE loans, as defined by regulatory guidance, represent 300% or more of total capital, and (2) the outstanding balance of the CRE loan portfolio has increased by 50% or more during the prior 36 months. The agencies state in the CRE Statement that they will focus on those financial institutions that have recently experienced, or whose lending strategy plans for, substantial growth in CRE lending activity, or that operate in markets or loan segments with increasing growth or risk fundamentals. As of December 31, 2025, the Bank’s non-owner occupied CRE loans were 350% of total regulatory capital compared to 343% on December 31, 2024.

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

FDIC Insurance

The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The FDIC insures deposit accounts at the Bank, generally up to a maximum of $250,000 for each separately insured depositor. The FDIC charges a premium to depository institutions for deposit insurance. This rate is based on the risk category of the institution and the total premium is based on average total assets less average tangible equity. As of December 31, 2025, the Bank was considered well capitalized and its assessment rate was approximately 9.2 basis points of the assessment base.

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

The Bank offers a variety of loan products, including residential mortgage, consumer, construction and commercial loans. The Bank requires real estate as collateral for many of its loans. At December 31, 2025, approximately 85% ($1.326 billion) of its loans were secured by real estate. These real estate loans are located primarily in the Bank’s market area of south-central Pennsylvania and Washington County, MD. Real estate values tend to follow changes in general economic cycles. If a loan becomes delinquent as the result of an economic downturn and the Bank becomes dependent on the real estate collateral as a source of repayment, it is likely that the value of the real estate collateral has also declined. A decline in real estate values means it is possible that the real estate collateral may be insufficient to cover the outstanding balance of a delinquent or foreclosed loan, resulting in a loss to the Bank. The Bank’s CRE concentration ratio was 349.9% of risk-based capital at December 31, 2025. In addition, the real estate collateral is concentrated in the Bank’s primary market area. Localized events such as plant closures or layoffs may affect real estate prices and collateral values and could have a more negative effect on the Bank as compared to other competitors with a more geographically diverse portfolio. As the Bank grows, it is expected that real estate secured loans will continue to comprise a significant part of its balance sheet. Risk of loan default is unavoidable in the banking industry, and Management tries to limit exposure to this risk by carefully monitoring the amount of loans in specific industries and by exercising prudent lending practices and securing appropriate collateral. However, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

Commercial loans are a significant portion of our loan portfolio.

The Bank continues to grow its commercial loan portfolio. Commercial purpose loans account for 78% ($1.224 billion) of the total loan portfolio. These loans are made to businesses for a variety of commercial purposes and may include fixed and variable rate loans, term loans, and lines of credit. Commercial purpose loans may be secured by real estate, business assets and equipment, personal guarantees, or non-real estate collateral. Commercial purpose loans secured by real estate were $998.4 million at December 31, 2025 and account for 82% of the total commercial loan portfolio or 64% of the total portfolio of the Bank. These loans contain all the risks associated with real estate lending as discussed above. In addition, commercial real estate collateral may be more difficult to liquidate for repayment purposes than residential real estate. The repayment of commercial loans is highly dependent upon the success of the business activity and as such maybe more susceptible to risk of loss during a downturn in the economy. Because the Bank’s commercial loan portfolio is concentrated in south-central Pennsylvania, the ability to repay these loans could be affected by deterioration of the economy in this region. As commercial lending continues to be the primary driver of loan growth, these new loans may present additional risk due to a lack of repayment history with the Bank. The Bank attempts to mitigate these risks through its underwriting and loan review process; however, this risk cannot be eliminated, and substantial credit losses could result in reduced earnings or losses.

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

At December 31, 2025, the Bank’s in-house policy lending limit was $32.7 million. Accordingly, the size of the loans that can be offered to customers is less than the size of loans that many of our competitors, with larger lending limits, can offer. This limit affects the Bank’s ability to seek relationships with larger businesses in its market area. Loan amounts in excess of the lending limits can be accommodated through the sale of participations in such loans to other banks. However, there can be no assurance that the Bank will be successful in attracting or maintaining customers seeking larger loans or that it will be able to engage in participation of such loans or on terms favorable to the Bank.

There is strong competition in the Bank’s primary market areas and its geographic diversification is limited.

The Bank encounters strong competition from other financial institutions in its primary market area, which consists of Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania, and Washington County, MD. In addition, established financial institutions not already operating in the Bank’s primary market area may open branches there at future dates or can compete in the market via the Internet. In the conduct of certain aspects of banking business, the Bank also competes with credit unions, mortgage banking companies, consumer finance companies, insurance companies and other institutions, some of which are not subject to the same degree of regulation or restrictions as are imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits and can offer services that the Bank does not provide. In addition, many of these competitors have numerous branch offices located throughout their extended market areas that provide them with a competitive advantage. No assurance can be given that such competition will not have an adverse effect on the Bank’s financial condition and results of operations.

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

We rely heavily on communications and information systems to conduct our business. These systems include our internal network and data systems, as well as those of third-party vendors. Any failure, interruption or breach in security or these systems, including a cyber-attack, could result in the disclosure or misuse of confidential or proprietary information. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies (including artificial intelligence), the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement, require the payment of regulatory fines or penalties or undertaking costly remediation efforts.

Further, we may face unknown or contingent liabilities arising from cybersecurity incidents or data breaches that previously occurred at companies we acquire. Such incidents may not have been discovered, disclosed, or if previously discovered fully-remediated before closing, and the acquired company’s representations, warranties, and indemnities may be limited in scope, duration, or recoverability. As a result, we could incur costs or liabilities after an acquisition relating to regulatory investigations, litigation, remediation efforts, reputational harm, or customer and partner claims, which could adversely affect its business, financial condition, and results of operations.

In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.

While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

The Corporation may use artificial intelligence (AI) in its business, and challenges with properly managing its use could result in disruption of its internal operations, reputational harm, competitive harm, legal liability and adversely affect its results of operations and stock price.

The Corporation may incorporate AI solutions into platforms that deliver products and services to its customers, including solutions developed by third parties whose AI is integrated into its products and services. The Corporation's business could be harmed and it may be exposed to legal liability and reputational risk if the AI it uses is or is alleged to be deficient, inaccurate, or biased because the AI algorithms are flawed, insufficient, of poor quality, or reflect unwanted forms of bias, particularly if third party AI integrated with its platforms produces false or "hallucinatory" inferences.

Data practices by the Corporation or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce. The Corporation's customers and potential customers may express adverse opinions concerning its use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If the Corporation develops Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and may be costly. As a result, the Corporation may need to increase the cost of its products and services which may make it less competitive, particularly if its competitors incorporate AI more quickly or successfully.

Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact the Corporation's ability to use and develop AI. The Corporation is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect it but it is likely that compliance with such laws and regulations will increase its compliance costs and such increase may be substantial and adversely affect its results of operations. Furthermore, its use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.

A large component of fee income is dependent on stock market values.

Fee income from the Bank’s Wealth Management department comprises a large percentage (48%) of total noninterest income. Fee income from Wealth Management department is comprised primarily of asset management fees as measured by the market value of assets under management. As such, the market values are directly related to stock market values. Therefore, any significant negative change in the value of assets under management due to stock market fluctuations could greatly reduce fee income and have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2025, 42% ($771.2 million) of all deposits are in the Bank’s money management product. The interest rate on these deposits generally follows market rates. A large or continuous increase in market rates could result in a rapid increase in the interest expense of these deposits. While the interest rate on this product generally follows market rates, the product is not indexed to a market rate, thereby giving the Bank more control over any rate increases. Nonetheless, interest expense could materially increase and have a material adverse effect on our financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, public health crises, and other external events could negatively impact the Corporation’s business.

The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism (international or domestic), public health crises, geopolitical events, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, the Corporation could be materially adversely affected. Third parties with which the Corporation does business could also be sources of operational risk to the Corporation, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Corporation's ability to operate one or more of its businesses, or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect the Corporation. Such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair the Corporation's liquidity, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses.

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

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers – particularly local businesses engaged in agriculture, manufacturing, and retail – may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

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

The cybersecurity framework utilized by the Corporation is based on recommendations from the National Institute of Standards and Technology (NIST), ISO/IEC 27001 & 27002, Federal Financial Institutions Examination Council (FFIEC), industry standards and best practices, and other applicable regulatory guidance. We maintain robust cybersecurity policies and procedures identify risks and mitigate where feasible. Policies and procedures address; vendor management and third-party risk, incident response, disaster recovery and business continuity, electronic banking, data classification and retention. The Corporation’s information security program is led by the Chief Technology Officer (CTO) in conjunction with the Chief Risk Officer (CRO) having over 50 years of combined experience in financial services risk management, and information security. Their experience includes incident response, vendor management, disaster recovery and business continuity, breach mitigation as well as relevant professional certification. Along with the CTO and CRO, the Executive Enterprise Risk Management Committee (EERM) and the Board Enterprise Risk Management Committee (BERM) are responsible for oversight of the Corporation’s cybersecurity and information security program and regularly reviews and evaluates information security and cybersecurity risks provided by management. Key risk indicators (KRIs) are regularly reported to the EERM Committee and BERM for review on a quarterly basis or as needed. The CRO provides updates to the Board of Directors multiple times a year and as needed. This includes facilitating training for the Board on cybersecurity risks and threats. The Board of Directors is also responsible for reviewing and approval policies critical to the information security program annually.

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

Item 2. Properties

The Corporation’s headquarters is located at 1500 Nitterhouse Drive, Chambersburg, Pennsylvania. This location also houses F&M Trust’s sales and operations center. The Corporation owns or leases properties in Franklin, Cumberland, Dauphin, Fulton and Huntingdon Counties, Pennsylvania; and Washington County, Maryland, for banking operations, as described below:

Property	Owned	Leased
Facilities used in Banking Operations	16	10
Remote ATM Sites	3	5

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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2025, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Shareholder Information

The Corporation’s common stock trades on the Nasdaq Capital Market under the system FRAF. The Corporation had 1,493 shareholders of record as of December 31, 2025.

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

The following table shows stock repurchase activity under approved plans:

Period	Number of Shares Purchased as Part of Publicly Announced Program	Weighted Average Price Paid per Share	Dollar Amount of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Yet To Be Purchased Under Program
October 2025	—	$—	$—	137,200
November 2025	6,500	$52.22	$339,840	130,700
December 2025	—	$—	$—	130,700
	6,500		$339,840

The shares reported above were part of a repurchase plan that expired on December 31, 2025. In December 2025, an open market repurchase plan was approved to repurchase 150,000 shares through December 31, 2026.

Performance Graph

The following graph compares the cumulative total return to shareholders of Franklin Financial with selected market indices and a bank peer group, consisting of Mid-Atlantic Banks with assets between $1.5 billion - $2.5 billion as of September 30, 2025; for the five-year period ended December 31, 2025, in each case assuming an initial investment of $100 on December 31, 2020 and the reinvestment of all dividends. Information is provided by S&P Global Market Intelligence.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Franklin Financial Services Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Mid-Atlantic Region Index
Peer Group

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Franklin Financial Services Corporation	$100.00	$127.52	$144.73	$132.00	$130.17	$225.82
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P U.S. BMI Banks - Mid-Atlantic Region Index	$100.00	$126.30	$106.67	$129.34	$179.73	$247.07
Peer Group*	$100.00	$129.35	$132.58	$138.86	$154.09	$185.24

*Peer Group consists of Mid Atlantic Banks with Assets between $1.5B-$2.5B as of 9/30/2025

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

Corporate Secretary

1500 Nitterhouse Drive, P.O. Box 6010

Chambersburg, PA 17201-6010

Annual Meeting:

The Annual Meeting of the shareholders of Franklin Financial Services Corporation will be held Tuesday, April 28, 2026 at 9:00 a.m. in a virtual meeting format only. Only shareholders will be granted access to the meeting as described in the Franklin Financial Services Corporation 2026 Proxy Statement.

Websites:

Franklin Financial Services Corporation: www.franklinfin.com

Farmers & Merchants Trust Company: www.fmtrust.bank

Stock Information:

The Corporation’s common stock is traded on the Nasdaq Capital Market under the symbol “FRAF”.

The registrar and transfer agent for Franklin Financial Services Corporation is:

Computershare

P.O. Box 30170

College Station, TX 77842-3170

1-800-368-5948

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Summary of Selected Financial Data as of and for the Year Ended December 31
(Dollars in thousands, except per share)	2025	2024	2023	2022	2021
Balance Sheet Highlights
Total assets	$2,239,018	$2,197,841	$1,836,039	$1,699,579	$1,773,806
Debt securities available for sale, at fair value	454,586	508,604	472,503	487,247	530,292
Loans, net	1,540,583	1,380,424	1,240,933	1,036,866	983,746
Deposits	1,835,772	1,815,647	1,537,978	1,551,448	1,584,359
Other borrowings	200,000	200,000	130,000	—	—
Shareholders' equity	175,242	144,716	132,136	114,197	157,065
Summary of Operations
Interest income	$114,371	$101,451	$76,762	$56,449	$47,573
Interest expense	44,725	43,937	23,125	4,863	2,902
Net interest income	69,646	57,514	53,637	51,586	44,671
Provision for credit losses - loans	3,030	1,975	2,589	650	(2,100)
Provision for credit losses - unfunded commitments	(131)	8	135	—	—
Total provision for credit losses	2,899	1,983	2,724	650	(2,100)
Net interest income after provision for credit losses	66,747	55,531	50,913	50,936	46,771
Noninterest income	19,176	13,679	14,851	15,250	19,488
Noninterest expense	59,656	55,895	50,011	48,691	43,245
Income before income taxes	26,267	13,315	15,753	17,495	23,014
Income tax expense	5,041	2,216	2,155	2,557	3,398
Net income	$21,226	$11,099	$13,598	$14,938	$19,616
Performance Measurements
Return on average assets	0.94%	0.54%	0.78%	0.83%	1.17%
Return on average equity	13.55%	8.05%	11.39%	11.64%	13.20%
Return on average tangible equity (1)	14.38%	8.62%	12.32%	12.52%	14.05%
Efficiency ratio (1)	66.48%	73.36%	70.75%	71.21%	66.12%
Net interest margin, fully tax equivalent	3.25%	2.95%	3.31%	3.11%	2.88%
Shareholders' Value (per common share)
Diluted earnings per share	$4.74	$2.51	$3.10	$3.36	$4.42
Basic earnings per share	4.76	2.52	3.11	3.38	4.44
Regular cash dividends paid	1.31	1.28	1.28	1.28	1.25
Book value	39.11	32.69	30.23	26.01	35.36
Tangible book value (1)	37.10	30.65	28.17	23.96	33.34
Market value*	50.20	29.90	31.55	36.10	33.10
Market value/book value ratio	128.36%	91.47%	104.37%	138.79%	93.61%
Market value/tangible book value ratio	135.33%	97.54%	112.01%	150.67%	99.29%
Price/earnings multiple year-to-date	10.59	11.91	10.18	10.74	7.49
Dividend yield**	2.63%	4.28%	4.06%	3.55%	3.87%
Dividend payout ratio	27.54%	50.72%	41.15%	37.88%	28.16%
Safety and Soundness
Average equity/average assets	6.92%	6.65%	6.82%	7.17%	8.89%
Risk-based capital ratio (Total)	13.27%	13.85%	14.45%	17.21%	18.41%
Leverage ratio (Tier 1)	8.17%	7.92%	9.01%	8.95%	8.52%
Common equity ratio (Tier 1)	11.45%	11.31%	11.82%	14.22%	15.20%
Nonperforming loans/gross loans	0.55%	0.02%	0.01%	0.01%	0.74%
Nonperforming assets/total assets	0.38%	0.01%	0.01%	0.01%	0.42%
Allowance for credit loss/loans	1.32%	1.26%	1.28%	1.35%	1.51%
Net loan (charge-offs) recoveries/average loans	0.00%	-0.03%	-0.02%	-0.15%	0.04%
Assets under Management
Wealth Management Services (fair value)	$1,273,421	$1,169,282	$1,094,747	$904,317	$946,964
Held at third-party brokers (fair value)	147,880	139,872	135,423	116,398	118,046
	$1,421,301	$1,309,154	$1,230,170	$1,020,715	$1,065,010

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

(Dollars in thousands, except per share)	For the Year Ended December 31
	2025	2024	2023	2022	2021
Return on Average Tangible Equity (non-GAAP)
Net income	$21,226	$11,099	$13,598	$14,938	$19,616

Average shareholders' equity	156,638	137,840	119,408	128,283	148,637
Less average intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Average shareholders' equity (non-GAAP)	$147,622	$128,824	$110,392	$119,267	$139,621

Return on average tangible equity (non-GAAP)	14.38%	8.62%	12.32%	12.52%	14.05%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$175,242	$144,716	$132,136	$114,197	$157,065
Less intangible assets	(9,016)	(9,016)	(9,016)	(9,016)	(9,016)
Shareholders' equity (non-GAAP)	$166,226	$135,700	$123,120	$105,181	$148,049

Shares outstanding (in thousands)	4,481	4,427	4,371	4,390	4,441

Tangible book value (non-GAAP)	$37.10	$30.65	$28.17	$23.96	$33.34

Efficiency Ratio (non-GAAP)
Noninterest expense	$59,656	$55,895	$50,011	$48,691	$43,245

Net interest income	69,646	57,514	53,637	51,586	44,671
Plus tax equivalent adjustment to net interest income	904	938	1,094	1,381	1,466
Plus noninterest income, net of securities transactions	19,183	17,737	15,954	15,410	19,271
Total revenue	$89,733	$76,189	$70,685	$68,377	$65,408

Efficiency ratio (non-GAAP)	66.48%	73.36%	70.75%	71.21%	66.12%

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

Summary

Franklin Financial Services Corporation reported consolidated earnings of $21.2 million ($4.74 per diluted share) for 2025 compared with $11.1 million ($2.51 per diluted share) for the same period in 2024.

•Net income for 2025 was $21.2 million ($4.74 per diluted share) compared to $11.1 million ($2.51 per diluted share) for 2024, an increase of 91.2%. Year-to-date income for 2024 was negatively affected by a $3.4 million after tax loss on the sale of investment securities sold as part of portfolio restructuring.

•The provision for credit losses on loans was $3.0 million for the year compared to $2.0 million for 2024. The increase was driven primarily by a specific reserve of $894 thousand established in the third quarter of 2025 for a $7.1 million commercial loan. The provision for credit losses on unfunded commitments was a reversal of $131 thousand for 2025 and an expense of $8 thousand in 2024.

•Noninterest income for 2025 was $19.2 million, an increase of 40.2% from $13.7 million in 2024. Noninterest income for 2024 includes a $4.3 million pre-tax securities loss. Excluding the loss from the sale of investment securities in 2024, noninterest income in 2025 would have increased $1.2 million (6.9%) over 2024. Year-over-year, wealth management fees increased $631 thousand, gains on the sale of mortgages increased $107 thousand, and a sales tax refund of $326 thousand was received in 2025.

•Noninterest expense was $59.7 million for 2025 compared to $55.9 million in 2024, an increase of $3.8 million or 6.7%. The largest factor contributing to the year-over-year change was an increase of $2.6 million in salaries and benefits (primarily salaries and health insurance). Legal and professional fees, advertising, data processing and FDIC insurance premiums were also higher in 2025 compared to 2024.

•The effective income tax rate was 19.2% for 2025 and 16.6% in 2024.

Total assets at December 31, 2025 were $2.239 billion compared to $2.198 billion at December 31, 2024, an increase of 1.9%. Significant balance sheet changes since December 31, 2024, include:

•Debt securities available for sale decreased $54.0 million (10.6%) in 2025 from 2024 due primarily to paydowns. On December 31, 2025, the net unrealized loss in the portfolio was $26.8 million compared to a net unrealized loss of $45.4 million at year-end 2024.

•Net loans increased $160.2 million (11.6%) at year-end 2025 over the year-end 2024 balance, primarily from increases in commercial real estate loans of $100.2 million, and 1- 4 family residential real estate of $45.6 million. On December 31, 2025, commercial real estate loans totaled $903.6 million (57.9% of total gross loans), with the largest collateral segments being: apartment buildings ($181.7 million), hotels and motels ($102.2 million), land development ($97.0 million), office buildings ($92.8 million) and shopping centers ($87.9 million) which are located primarily in south-central Pennsylvania.

•Total deposits increased $20.1 million (1.1%) to $1.836 billion from year-end 2024. The year over year growth was reduced primarily due to the Bank paying off $65.0 million of brokered time deposits in the fourth quarter of 2025. Noninterest-bearing deposits (16.9% of total deposits) grew 6.9% from year-end 2024, and interest-bearing checking and savings accounts increased 7.6% over the same period. Non-brokered time deposits declined 11.6% year-over year. The Bank’s cost of deposits for 2025 averaged 1.85% compared to 1.89% for the same period in 2024. On December 31, 2025, the Bank estimated that 87% of its deposits were FDIC insured or collateralized.

•On December 31, 2025, the Bank had borrowings of $200.0 million from the Federal Home Loan Bank of Pittsburgh (FHLB). The Bank has additional funding capacity with the Federal Reserve, FHLB and correspondent banks.

•Shareholders’ equity increased $30.5 million (21.1%) from December 31, 2024. Retained earnings increased $15.4 million, net of dividends of $5.8 million paid to shareholders during 2025. The accumulated other comprehensive loss (AOCI) decreased from $35.5 million at year-end 2024 to $21.6 million from a decrease in the unrealized loss in the investment portfolio. On December 31, 2025, the book value of the Corporation’s common stock was $39.11 per share and tangible book value (1) was $37.10 per share. In January 2025, an open market repurchase plan was approved to repurchase 150,000 shares of common stock over a one-year period and 19,300 shares of common stock were repurchased in 2025 under the approved plan to fund the quarterly dividend reinvestment plan and Employee Stock Purchase Plan. In December 2025, a new repurchase plan to repurchase 150,000 shares through December 31, 2026, was approved. The Bank is considered to be “well-capitalized” under regulatory guidelines as of December 31, 2025.

•Average 2025 earning assets were $2.172 billion compared to $1.983 billion in 2024, an increase of $189.8 million (9.6%). The increase occurred primarily in the commercial real estate portfolio ($118.2 million) and the residential 1-4 family real estate portfolio ($51.9 million). The yield on earning assets increased from 5.16% in 2024 to 5.31% in 2025. For the fourth quarter of 2025, the yield on earning assets was 5.29%. Total deposits averaged $1.872 billion, an increase of 14.3% over the 2024 average of $1.638 billion. The cost of total deposits for 2025 was 1.85% compared to 1.89% for 2024.

•Nonaccrual loans totaled $8.5 million on December 31, 2025, and have increased from $266 thousand on December 31, 2024, but have decreased from $10.7 million on September 30, 2025. Nonaccrual loans were 0.55% of total gross loans on December 31, 2025, compared to 0.02% on December 31, 2024. The nonaccrual loans are comprised primarily of commercial real estate (CRE) loans totaling $8.1 million among four different loans to unrelated borrowers. The largest nonaccrual CRE loan is for a $7.1 million construction loan on a mixed-use commercial project. The construction loan is current on payments as of December 31, 2025, however, a specific reserve of $892 thousand has been established for this loan. The allowance for credit loss to loans ratio was 1.32% on December 31, 2025, up from 1.26% on December 31, 2024, primarily due to the addition of the specific reserve, previously mentioned. The allowance for credit losses (ACL) for unfunded commitments was $1.9 million and $2.0 million on December 31, 2025, and 2024, respectively.

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

Table 1 shows the change in tax-equivalent net interest income year over year. Changes in interest income and expense are driven by changes in balance (volume) and changes in the average rate on interest-earning assets and interest-bearing liabilities. The changes attributable to rate or volume are shown in Table 2. The yield on earning assets (Table 3) increased to 5.31% for 2025 from 5.16% for 2024. The benefit provided by tax-exempt income was $904 thousand in 2025.

Table 1. Net Interest Income

			Change
(Dollars in thousands)	2025	2024	$	%
Interest income	$114,371	$101,451	$12,920	12.7
Interest expense	44,725	43,937	788	1.8
Net interest income	69,646	57,514	12,132	21.1
Tax equivalent adjustment	904	938	(34)	(3.6)
Tax equivalent net interest income	$70,550	$58,452	$12,098	20.7

Table 2 identifies increases and decreases in tax equivalent net interest income due to either changes in average volume or to changes in average rates for interest-earning assets and interest-bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

Table 2. Rate-Volume Analysis of Tax Equivalent Net Interest Income

	2025 Compared to 2024			2024 Compared to 2023
Increase (Decrease) due to:	Increase (Decrease) due to:			Increase (Decrease) due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Interest-earning deposits in other banks	$3	$(1,599)	$(1,596)	$6,567	$263	$6,830
Investment securities:
Taxable securities	403	805	1,208	652	993	1,645
Tax-exempt securities	(36)	24	(12)	(96)	(105)	(201)
Restricted stock	(55)	151	96	562	74	636
Total investment securities	312	980	1,292	1,118	962	2,080
Gross loans:
Residential real estate 1-4 family:
First liens	2,245	1,245	3,490	2,406	1,124	3,530
Junior liens and lines of credit	647	(105)	542	224	361	585
Residential real estate - construction	1,198	(63)	1,135	470	181	651
Commercial real estate	6,976	1,373	8,349	6,746	3,025	9,771
Commercial	(399)	(40)	(439)	(75)	1,047	972
Consumer	107	6	113	91	23	114
Total gross loans	10,774	2,416	13,190	9,862	5,761	15,623
Total net change in interest income	11,089	1,797	12,886	17,547	6,986	24,533

Interest expense on:
Deposits:
Interest checking	(17)	(99)	(116)	(208)	762	554
Money management	3,615	(2,930)	685	1,525	3,456	4,981
Savings	(10)	(72)	(82)	(26)	16	(10)
Time	1,710	(644)	1,066	3,571	1,629	5,200
Time - brokered	2,412	(177)	2,235	1,340	(2)	1,338
Total interest-bearing deposits	7,710	(3,922)	3,788	6,202	5,861	12,063
Subordinate notes	(129)	360	231	2	(3)	(1)
Federal Reserve Bank borrowings	(981)	(981)	(1,962)	(530)	118	(412)
Federal Home Loan Bank borrowings	(873)	(396)	(1,269)	9,390	(228)	9,162
Total net change in interest expense	5,727	(4,939)	788	15,064	5,748	20,812
Change in tax equivalent net interest income	$5,362	$6,736	$12,098	$2,483	$1,238	$3,721

The following table presents average balances, tax-equivalent (T/E) interest income, interest expense, and yields earned or rates paid on the assets or liabilities. Nonaccrual loans are included in the average loan balances.

Table 3. Analysis of Net Interest Income

	2025			2024
	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:

Interest-earning deposits in other banks	$176,089	$7,641	4.34%	$176,041	$9,237	5.25%
Investment securities:
Taxable securities	433,269	17,650	4.07%	423,088	16,442	3.89%
Tax-exempt securities	49,511	1,310	2.65%	50,868	1,322	2.60%
Restricted stock	8,863	781	8.81%	9,596	685	7.14%
Total investment securities	491,643	19,741	4.02%	483,552	18,449	3.82%
Gross Loans:
Residential real estate 1-4 family:
First liens	263,557	14,932	5.67%	222,572	11,442	5.14%
Junior liens and lines of credit	87,410	5,177	5.92%	76,515	4,635	6.06%
Residential real estate - construction	45,862	3,089	6.74%	28,096	1,954	6.95%
Commercial real estate	865,233	51,324	5.93%	747,037	42,975	5.75%
Commercial	234,148	12,613	5.39%	241,554	13,052	5.40%
Consumer	8,531	758	8.89%	7,322	645	8.81%
Total gross loans	1,504,741	87,893	5.84%	1,323,096	74,703	5.65%
Total interest-earning assets	2,172,473	$115,275	5.31%	1,982,689	$102,389	5.16%
Noninterest-earning assets	90,773			91,137
Total assets	$2,263,246			$2,073,826

Interest-bearing liabilities:
Deposits:
Interest checking	$414,021	$2,516	0.61%	$416,770	$2,632	0.63%
Money management	759,135	19,467	2.56%	627,163	18,782	2.99%
Savings	95,255	91	0.10%	101,335	173	0.17%
Time	219,629	8,681	3.95%	177,281	7,615	4.30%
Time - brokered	84,790	3,939	4.65%	33,183	1,704	5.14%
Total interest-bearing deposits	1,572,830	34,694	2.21%	1,355,732	30,906	2.28%
Subordinate notes	17,453	1,281	7.34%	19,680	1,050	5.34%
Federal Reserve Bank borrowings	—	—	---	41,667	1,962	4.71%
Federal Home Loan Bank borrowings	200,000	8,750	4.38%	219,883	10,019	4.56%
Total interest-bearing liabilities	1,790,283	44,725	2.50%	1,636,962	43,937	2.68%
Noninterest checking	299,381			282,460
Other liabilities	16,944			16,564
Shareholders' equity	156,638			137,840
Total liabilities and shareholders' equity	$2,263,246			$2,073,826
T/E net interest income/Net interest margin		70,550	3.25%		58,452	2.95%
Tax equivalent adjustment		(904)			(938)
Net interest income		$69,646			$57,514

Net interest spread			2.81%			2.48%
Cost of funds			2.14%			2.29%
Cost of deposits			1.85%			1.89%

Provision for Credit Losses

In 2025, the Bank recorded gross loan charge-offs of $167 thousand, which were partially offset by $139 thousand of recoveries, resulting in net loan charge-offs of $28 thousand. For 2025, the Corporation recorded $3.0 million as a provision for credit loss on loans. These changes resulted in an increase in the allowance for credit losses (ACL) on loans to $20.7 million at year-end 2025 (1.32% of total loans), compared to $17.7 million at year-end 2024 (1.26% of total loans). The provision for credit losses for unfunded commitments was a reversal of $131 thousand for 2025 with a reserve balance of $1.9 million at year-end 2025, a decrease from $2.0 million at year-end 2024. Management closely monitors the credit quality of the portfolio in order to ensure that an appropriate ACL is maintained. As part of this process, Management performs a comprehensive analysis of the loan portfolio considering delinquencies trends and events, current economic forecasts and conditions, and other relevant factors to determine the adequacy of the allowance for credit losses and the provision for credit losses. For more information, refer to the Loan Quality discussion and Table 10.

Noninterest Income

The following table presents a comparison of noninterest income for the years ended December 31, 2025 and 2024:

Table 4. Noninterest Income

			Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest Income
Wealth management fees	$9,169	$8,538	$631	7.4
Loan service charges	984	987	(3)	(0.3)
Gain on sale of loans	672	565	107	18.9
Deposit service charges and fees	2,535	2,448	87	3.6
Other service charges and fees	2,023	2,040	(17)	(0.8)
Debit card income	2,370	2,279	91	4.0
Increase in cash surrender value of life insurance	469	457	12	2.6
Net (losses) gains on sales of debt securities	—	(4,267)	4,267	(100.0)
Change in fair value of equity securities	(7)	209	(216)	(103.3)
Other	961	423	538	127.2
Total	$19,176	$13,679	$5,497	40.2

The most significant changes in noninterest income are discussed below:

Wealth management fees: These fees are comprised of asset management fees, estate administration and settlement fees, employee benefit plans, and commissions from the sale of insurance and investment products. Asset management fees are recurring in nature and are affected by the fair value of assets under management at the time the fees are recognized. Asset management fees totaled $8.4 million for 2025 and $7.8 million for 2024. The fair value of assets under management was $1.421 billion at year-end, compared to $1.169 billion at the end of 2024. Estate fees were $458 thousand in 2025 compared to $508 thousand in 2024. By the nature of an estate settlement, these fees are considered nonrecurring. Commissions from the sale of insurance and investment products increased by $21 thousand compared to the prior year.

Loan service charges: This category includes primarily commercial letter of credit fees, commercial loan prepayment penalties, mortgage servicing fees and consumer debt protection fees.

Gain on sale of loans: This category is comprised of fees from the sale of residential mortgages with servicing released in the secondary market. Due to higher origination volume, the Bank sold more loans in 2025 compared to the prior year.

Deposit fees: This category is comprised primarily of fees from overdrafts, an overdraft protection program, service charges, and account analysis fees. The increase of $87 thousand in this category was due to an increase of account analysis fees partially offset by a decrease in overdraft protection program fees.

Other service charges and fees: The most significant items in this category include fees from the Bank’s merchant card program and ATM fees. Merchants card program fees increased $39 thousand while ATM fees decreased $86 thousand compared to the prior year.

Debit card income: Debit card fees are comprised of both a retail and business card program. Retail fees increased by $54 thousand, while business card fees increased $37 thousand compared to the prior year. The business debit card offers a cash back rewards program based on usage, while the retail debit card offers reward points based on usage. Debit card income is reported net of reward program expenses.

Net (losses) gains on sales of debt securities: For 2025, there were no sales of debt securities. The Bank took losses of $4.3 million on the sale of investment securities as part of a portfolio restructuring during the fourth quarter of 2024.

Other: This category increased in 2025 due to swap referral fees of $406 thousand and state sales tax refunds of $326 thousand.

Noninterest Expense

The following table presents a comparison of noninterest expense for the years ended December 31, 2025 and 2024:

Table 5. Noninterest Expense

(Dollars in thousands)			Change
Noninterest Expense	2025	2024	Amount	%
Salaries	$25,634	$24,312	$1,322	5.4
Employee benefits	9,695	$8,440	$1,255	14.9
Net occupancy	4,782	4,583	199	4.3
Marketing and advertising	1,726	1,891	(165)	(8.7)
Legal and professional	2,524	2,133	391	18.3
Data processing	6,117	5,804	313	5.4
Pennsylvania bank shares tax	570	483	87	18.0
FDIC insurance	1,980	1,710	270	15.8
ATM/debit card processing	1,387	1,300	87	6.7
Telecommunications	472	435	37	8.5
Nonservice pension	64	(51)	115	(225.5)
Other	4,705	4,855	(150)	(3.1)
Total	$59,656	$55,895	$3,761	6.7

The most significant changes in noninterest expense are discussed below:

Salaries: This category is the largest noninterest expense category and increased by $1.3 million compared to the prior year from salary and commission increases due to merit and annual increases, and new positions.

Employee benefits: This category includes expenses for health benefits, insurance, pension service, employment taxes and other employee benefit programs. This category increased by $1.3 million compared to the prior year from health insurance increased $1.0 million, 401K match increased $149 thousand and stock compensation increased $147 thousand. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Net Occupancy: This category includes all of the expense associated with the properties and facilities used for bank operations such as depreciation, leases, maintenance, utilities and real estate taxes. The increase in 2025 was due primarily to overall higher operating expenses.

Legal and professional fees: This category consists of fees paid to outside legal counsel, consultants, and audit fees, which increased due to the Corporation moving to accelerated filer status with the SEC at the end of 2025.

Data processing: The largest cost in this category is the expense associated with the Bank’s core processing system and related services and accounted for $2.4 million of the total data processing costs in 2025 and $2.2 million in 2024. The increase in total data processing expenses for 2025 was due primarily to increases in the core processing system.

Nonservice pension: The change in the nonservice pension expense was due to a lower expected return on plan assets and higher interest costs. See Note 17 of the accompanying consolidated financial statements for additional information on benefit plans.

Other: The decrease in 2025 was due to lower amortization of solar tax credits compared to 2024.

Provision for Income Taxes

In 2025, the Corporation recorded income tax expense of $5.0 million compared to $2.2 million in 2024. The effective tax rate was 19.2% for 2025 and 16.6% for 2024. The Corporation’s 2025 and 2024 effective tax rates were lower than its statutory rate due to the effect of tax-exempt income from certain investment securities, loans, and bank owned life insurance. For a more comprehensive analysis of income tax expense, refer to Note 14 of the accompanying consolidated financial statements.

.

Financial Condition

One method of evaluating the Corporation’s condition is in terms of its sources and uses of funds. Assets represent uses of funds while liabilities represent sources of funds. At December 31, 2025, total assets increased 1.9% over the prior year to $2.239 billion from $2.198 billion at the end of 2024.

Interest Earning Deposits in Other Banks:

Short-term interest-earning deposits, held primarily at the Federal Reserve, decreased to $105.3 million at December 31, 2025 from $183.8 million at December 31, 2024, as these funds were used to support loan growth which exceeded deposit growth and cash flow from debt securities. Long-term interest-earning deposits decreased from $1.5 million at December 31, 2024 to $999 thousand at December 31, 2025. The average balance of interest-earning deposits increased to $176.1 million in 2025 compared to $176.0 million in 2024.

Investment Securities:

Available for Sale (AFS) Securities

The investment portfolio serves as a mechanism to invest funds if funding sources out pace lending activity, to provide liquidity for lending and operations, and provide collateral for deposits and borrowings. The mix of securities and investing decisions are made as a component of balance sheet management. The AFS portfolio holdings are classified by type of security issuer. Agency mortgage-backed and collateralized mortgage obligation securities are issued by a U.S. Government Agency or a government sponsored entity and securitized by pools are residential and commercial mortgages. Municipal securities are issued by state and local government entities and consist of taxable and tax-exempt securities. Many municipal securities have credit enhancements in the form of private bond insurance or other credit support. Corporate securities are mostly subordinated notes issued by community banks with the remainder consisting of trust preferred securities. Non-Agency mortgage-backed and collateralized mortgage obligation securities are issued by private entities and securitized by residential and commercial mortgages. Many of these securities benefit from credit enhancements in the form of subordinated tranches and overcollateralization. Asset-backed securities are issued by or insured by a U.S. Government Agency and securitized by loan pools other than mortgages. The weighted average life of the portfolio is 5.4 years, the effective duration (which measures the change in fair value for a 1% change in interest rates) is 4.8%, and $353.5 million (fair value) is pledged as collateral for public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability. The Bank has no investments in a single issuer that exceeds 10% of shareholders equity, except for U.S. Treasuries. All securities are classified as available for sale and all investment balances refer to fair value, unless noted otherwise. The following table presents the amortized cost and estimated fair value of investment securities by type at December 31 for the past two years:

Table 6. Investment Securities at Amortized Cost and Estimated Fair Value

	2025		2024
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	value	Cost	value
U.S. Treasury	$35,880	$33,263	$36,192	$31,797
Municipal	154,301	137,839	156,528	133,592
Corporate	15,536	14,675	26,356	24,224
Agency MBS & CMO	135,308	129,860	149,003	138,742
Non-agency MBS & CMO	112,860	111,668	154,554	149,170
Asset-backed	27,519	27,281	31,420	31,079
Total	$481,404	$454,586	$554,053	$508,604

The following table presents AFS investment securities at December 31, 2025 by maturity, and the weighted average yield for each maturity presented. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. The yields presented in this table are calculated using tax-equivalent interest and the amortized cost.

Table 7. Maturity Distribution of Investment Portfolio

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair		Fair		Fair		Fair		Fair
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available for Sale
U.S. Treasury	$—	—	$26,212	1.24%	$7,051	1.57%	$—	—	$33,263	1.31%
Municipal	—	—	15,559	2.21%	68,325	2.26%	53,955	2.09%	137,839	2.19%
Corporate	—	—	9,576	6.53%	4,167	4.07%	932	4.28%	14,675	5.62%
Agency MBS & CMO	—	—	23,259	1.74%	8,023	1.83%	98,578	3.90%	129,860	3.37%
Non-agency MBS & CMO	2,250	6.99%	4,672	5.33%	1,294	5.76%	103,452	4.58%	111,668	4.67%
Asset-backed	—	—	1,537	4.88%	2,177	3.39%	23,567	5.12%	27,281	4.97%
Total	$2,250	6.99%	$80,815	2.50%	$91,037	2.33%	$280,484	3.91%	$454,586	3.31%

Table 3, previously presented, shows the two-year trend of average balances and yields on the investment portfolio. The tax-equivalent yield on the portfolio increased from 3.75% in 2024 to 3.93% in 2025. Municipal bonds and Agency mortgage-backed securities comprise the largest sectors by fair value of the portfolio, approximately 30% and 29% respectively. The Bank expects that the portfolio will continue to remain concentrated in these investment sectors. The portfolio returned $72.5 million of principal cash flow in 2025 while no funds were invested into the portfolio during the year.

Municipal Bonds: This sector holds $137.8 million or 30% of the total portfolio and the amortized cost decreased by $2.2 million year over year. The Bank’s municipal bond portfolio is well diversified geographically and is comprised of both tax-exempt (37% of the portfolio) and taxable (63% of the portfolio) municipal bonds. Seventy percent (70%) of the portfolio are general obligation bonds and thirty percent (30%) are revenue bonds. The portfolio holds bonds from 150 issuers within 32 states. The largest dollar exposures are in the states of Texas (15%), Pennsylvania (13%) and California (12%). When purchasing municipal bonds, the Bank looks primarily to the underlying credit of the issuer as a sign of credit quality and then to any credit enhancement. The entire portfolio is rated “A” or higher by a nationally recognized statistical rating organization.

Corporate Bonds: This sector is comprised primarily of $11.2 million of subordinate debt purchased from 31 different community bank issuers. The purchased subordinate notes, except two having 15-year maturities, were issued on 10-year maturities with initial 5-year fixed interest rates, after which the notes were callable by the issuers and converted to variable interest rates. At December 31, 2025, $5.2 million of the outstanding subordinate notes were callable and accruing interest at variable interest rates, while the remaining $6.0 million of outstanding subordinate notes were within their initial 5-year fixed interest rate periods and were not callable.

Agency Mortgage-backed and Collateralized Mortgage Obligation Securities: This sector holds $129.9 million, or 29%, of the total portfolio with $100.0 million securitized by residential mortgages and $29.9 million securitized by commercial mortgages.

Non-Agency Mortgage-backed and Collateralized Mortgage Obligation Securities: This sector holds $111.7 million, or 25%, of the total portfolio with $103.5 million AAA rated by a nationally recognized statistical rating organization and $8.2 million unrated.

Asset-backed Securities: This sector holds $27.3 million, or 6%, of the total portfolio. The majority of these securities are student loan pools under the Federal Family Education Loan Program (FFELP) which are guaranteed by the U.S. Government.

Allowance for Credit Losses: For securities with an unrealized loss, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The debt securities in a loss position and subject to evaluation at December 31, 2025 and 2024, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

Restricted Stock at Cost

The Bank held $8.9 million of restricted stock at the end of 2025 of which all but $30 thousand is stock in the FHLB, carried at a cost of $100 per share. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

Loans Held for Sale:

At December 31, 2026, the Bank had $18.9 million of loans held for sale, compared to $2.5 million at December 31, 2024. The increase is due primarily to a decision by the Bank during the fourth quarter of 2025 to sell $15.8 million of residential mortgage loans originated in prior years as held for investment loans. Upon the decision to sell the loans, they were reclassified as held for sale. The Bank has an agreement to sell the loans at a fixed price and the sale is expected to be completed early in the first quarter of 2026.

Loans:

The loan portfolio increased by 11.7% ($163.2 million) in 2025, due primarily to an increase of $100.2 million in commercial real estate loans and $45.6 million in residential real estate 1-4 family loans. Average gross loans for 2025 increased by $181.6 million to $1.505 billion. Commercial real estate, mortgage and consumer loans showed an increase in average balances during the year, which was partially offset by a decline in commercial loans during the year. The yield on the portfolio increased in 2025 to 5.84% from 5.65% in 2024. Table 3, previously presented, shows the average balances and yields earned on loans for the past two years.

The following table shows loans outstanding, by class, as of December 31 for the past 2 years.

Table 8. Loan Portfolio

			Change
(Dollars in thousands)	2025	2024	Amount	%
Residential real estate 1-4 family
Consumer first lien	$213,440	$181,780	$31,660	17.4
Commercial first lien	63,457	58,821	4,636	7.9
Total first liens	276,897	240,601	36,296	15.1

Consumer junior lien and lines of credit	84,650	76,035	8,615	11.3
Commercial junior liens and lines of credit	6,839	6,199	640	10.3
Total junior liens and lines of credit	91,489	82,234	9,255	11.3
Total residential real estate 1-4 family	368,386	322,835	45,551	14.1

Residential real estate construction
Consumer	29,609	20,742	8,867	42.8
Commercial	24,516	11,685	12,831	109.8
Total residential real estate construction	54,125	32,427	21,698	66.9

Commercial real estate	903,571	803,365	100,206	12.5
Commercial	225,499	230,597	(5,098)	(2.2)
Total commercial	1,129,070	1,033,962	95,108	9.2

Consumer	9,657	8,853	804	9.1
Total loans	1,561,238	1,398,077	163,161	11.7
Less: Allowance for credit losses	(20,655)	(17,653)	(3,002)	17.0
Net loans	$1,540,583	$1,380,424	$160,159	11.6

Residential real estate: This category is comprised of first lien loans and, to a lesser extent, junior liens and lines of credit secured by residential real estate, as well as loans made to individuals secured by unimproved non-commercial real estate. Total residential real estate loans increased $45.6 million in 2025, primarily in consumer first lien loans. In 2025, the Bank originated $136.1 million in mortgages compared to $123.1 million in 2024, including approximately $44.7 million for sale in the secondary market. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Commercial purpose loans in this category represent loans made for various business needs but are secured with residential real estate. In addition to the real estate collateral, it is possible that additional security is provided by personal guarantees or UCC filings. These loans are underwritten as commercial loans and are not originated to be sold.

Residential real estate construction: The largest component of this category, $29.6 million, represents loans for individuals to construct personal residences, while loans to residential real estate developers and home builders totaled $24.5 million at December 31, 2025. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. Real estate construction loans, including residential real estate and land development loans, occasionally provide an interest reserve in order to assist the developer during the development stage when minimal cash flow is generated.

Commercial real estate (CRE): This category includes commercial, industrial, and farm loans, where real estate serves as the primary collateral for the loan. This loan category increased by $100.2 million over the prior year. The three largest sectors by collateral in 2025 were apartment buildings ($181.7 million), hotels & motels ($102.2 million), and development land ($97.0 million). Included in commercial real estate are approximately $714.1 million of nonowner occupied loans mostly located in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio was 349.9% of risk-based capital at December 31, 2025 compared to 332.9% at December 31, 2024.

The following table presents the largest sectors by collateral in the commercial real estate category:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Commercial Real Estate (CRE) Sectors	Owner Occupied	Non-owner Occupied	Owner Occupied	Non-owner Occupied
Apartment buildings	$18,385	$163,356	$13,767	$132,894
Hotels & motels	5,963	96,231	18,263	79,197
Development land	8,163	88,884	6,543	60,102
Office buildings	24,587	68,241	24,357	68,569
Shopping centers	141	87,793	158	82,360

Also included in CRE are real estate construction loans totaling $220.9 million. At December 31, 2025, the Bank had $109.4 million in real estate construction loans funded with an interest reserve and capitalized $4.1 million of interest in 2025 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes, at a minimum, the submission of invoices or AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial: This category includes commercial, industrial, farm, agricultural, and tax-free loans. Collateral for these loans may include business assets or equipment, personal guarantees, or other non-real estate collateral. Commercial loans decreased $5.1 million over the 2024 ending balance. At December 31, 2025, the Bank had approximately $102 million of tax-free loans in its portfolio.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)	December 31, 2025		December 31, 2024
Commercial	Amount	% of Commercial	Amount	% of Commercial
Public administration	$40,095	18%	$43,184	19%
Utilities	35,621	16%	38,498	17%
Manufacturing	19,930	9%	16,930	7%
Real estate, rental & leasing	19,049	8%	23,162	10%
Arts, Entertainment & Recreation	15,459	7%	12,919	1%

Participations: At December 31, 2025, the outstanding commercial participations were $100.8 million (8.2% of commercial purpose loans and 6.5% of total gross loans), compared to $107.2 million (9.6% of commercial purpose loans and 7.7% of total gross loans) at the prior year-end. The Bank’s total exposure (including unfunded commitments) to purchased participations was $129.3 million at December 31, 2025 and $133.1 million at December 31, 2024. The loan participations are comprised of $26.6 million of commercial loans and $74.2 million of CRE loans, reported in the respective loan segment.

Consumer loans: This category is comprised of installment loans and personal lines of credit and increased $804 thousand in 2025 over 2024 ending balances.

Table 9. Maturities and Interest Rate Terms of Selected Loans

The following table presents the stated maturities (or earlier call dates) of selected loans as of December 31, 2025.

	Less than			Over
(Dollars in thousands)	1 year	1-5 years	5-15 years	15 years	Total
Loans:
Residential real estate 1-4 family
Fixed rate	$317	$8,197	$33,734	$28,160	$70,408
Variable rate	4,988	10,014	56,630	226,346	297,978
	5,305	18,211	90,364	254,506	368,386
Residential real estate construction
Fixed rate	—	—	37	29,571	29,608
Variable rate	6,882	7,564	10,071	—	24,517
	6,882	7,564	10,108	29,571	54,125
Commercial real estate
Fixed rate	338	57,244	70,312	415	128,309
Variable rate	15,388	223,632	495,872	40,370	775,262
	15,726	280,876	566,184	40,785	903,571
Commercial
Fixed rate	12	23,062	58,019	—	81,093
Variable rate	48,661	17,362	38,752	39,631	144,406
	48,673	40,424	96,771	39,631	225,499
Consumer
Fixed rate	24	2,066	1,717	1,434	5,241
Variable rate	594	537	3,285	—	4,416
	618	2,603	5,002	1,434	9,657

	$77,204	$349,678	$768,429	$365,927	$1,561,238

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

Watch list loans exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $58.8 million at year-end compared to $21.5 million one year earlier. At December 31, 2025, commercial real estate loans rated 7-Substandard increased by $15.7 million and commercial loans rated 6-OAEM increased by $21.6 million from the prior year end. Included in the watch list are $8.5 million of nonaccrual loans at year-end 2025, compared to $266 thousand at year-end 2024. The composition of the watch list (loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

Delinquent loans are a result of borrowers’ cash flow and/or alternative sources of cash being insufficient to repay loans. The Bank’s likelihood of collateral liquidation to repay the loans becomes more probable the further behind a borrower falls, particularly when loans reach 90 days or more past due. Management monitors the performance status of loans by the use of an ageing report. The ageing report can provide an early indicator of loans that may become severely delinquent and possibly result in a loss to the Bank. See Note 6 in the accompanying financial statements for information on the age of payments in the loan portfolio.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At December 31, 2025, the Bank had loans of $16.0 million (1.0% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.0% at the prior year end.

Loan quality, as measured by nonaccrual loans, totaled $8.5 million at December 31, 2025 compared to $266 thousand at December 31, 2024 and the nonperforming loan to total loans ratio was 0.55% at December 31, 2025 compared to 0.02% at December 31, 2024. Loans past due 90-days or more, but still accruing, totaled $5 thousand at December 31, 2025 compared to $2 thousand at the prior year end. The increase in nonaccrual loans in 2025 was largely due to one commercial real estate loan for $7.1 million. This loan is a construction loan on a mixed-use commercial project. This construction loan is current on payments as of December 31, 2025, however, a specific reserve of $892 thousand has been established for this loan.

In addition to monitoring nonaccrual loans, the Bank also closely monitors loans to borrowers experiencing financial difficulty when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At December 31, 2025 and 2024, the Bank had no modified loans to borrowers experiencing financial difficulty.

As of December 31, 2025, the Bank had outstanding loans to a related party of a Bank Director who is considered an “insider” under Regulation O. The loans were originated in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons.

The loans are currently classified as Substandard (rated 7) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. As of December 31, 2025, the outstanding balance of the loans was $4.7 million, and were not past due or on nonaccrual status.

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

The following table shows the allocation of the allowance for credit losses and other loan performance ratios, by class, as of December 31, 2025 and 2024:

Table 10. Loan Performance Ratios

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2025
Loans at December 31, 2025	$276,897	$91,489	$54,125	$903,571	$225,499	$9,657	$1,561,238
Average Loans for 2025	263,557	87,410	45,862	865,233	234,148	8,531	1,504,741
Nonaccrual Loans at December 31, 2025	—	20	—	8,148	345	—	8,513
Allowance for Credit Losses at December 31, 2025	1,665	500	652	14,042	3,641	155	20,655
Net Recoveries/(Charge-offs) for 2025	—	—	11	1	57	(97)	(28)

Loans/Total Gross Loans at December 31, 2025	18%	6%	3%	58%	14%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2025	0.00%	0.02%	0.00%	0.90%	0.15%	0.00%	0.55%
Allowance for Credit Loss/Gross Loans at December 31, 2025	0.60%	0.55%	1.20%	1.55%	1.61%	1.61%	1.32%
Net Recoveries (Charge-offs)/Average Loans for 2025	0.00%	0.00%	0.02%	0.00%	0.02%	-1.14%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2025							242.63%

2024
Loans at December 31, 2024	$240,601	$82,234	$32,427	$803,365	$230,597	$8,853	$1,398,077
Average Loans for 2024	222,572	76,515	28,096	747,037	241,554	7,322	1,323,096
Nonaccrual Loans at December 31, 2024	—	—	—	—	266	—	266
Allowance for Credit Losses at December 31, 2024	1,497	461	376	12,004	3,182	133	17,653
Net Recoveries/(Charge-offs) for 2024	3	—	14	2	(329)	(64)	(374)

Loans/Total Gross Loans at December 31, 2024	17%	6%	2%	57%	16%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2024	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%	0.02%
Allowance for Credit Loss/Gross Loans at December 31, 2024	0.62%	0.56%	1.16%	1.49%	1.38%	1.50%	1.26%
Net Recoveries (Charge-offs)/Average Loans for 2024	0.00%	0.00%	0.05%	0.00%	-0.14%	-0.87%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2024							6,636.47%

Goodwill:

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2025. The 2025 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was likely not impaired and did not make a further assessment.

The 2024 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was likely not impaired in 2024 and did not make a further assessment.

At December 31, 2025, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

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

Table 11. Deposits

			Change
(Dollars in thousands)	2025	2024	Amount	%
Noninterest-bearing checking	$310,251	$290,346	$19,905	6.9
Interest-bearing checking	431,843	417,870	13,973	3.3
Money management	771,231	694,880	76,351	11.0
Savings	98,124	96,646	1,478	1.5
Time deposits	202,266	228,848	(26,582)	(11.6)
Time - brokered deposits	22,057	87,057	(65,000)	(74.7)
Total	$1,835,772	$1,815,647	$20,125	1.1

Noninterest-bearing checking: This category increased $19.9 million and the average balance increased by $16.9 million for the year. As a noninterest bearing account, these deposits contributed approximately 35 basis points to the net interest margin.

Interest-bearing checking: This category increased $14.0 million in the ending balance compared to the prior year and decreased $2.7 million compared to the prior year average in 2025. The cost of these accounts decreased by 2 basis points year over year.

Money management: The year over year balance increased $76.4 million and the average balance increased $132.0 million compared to the 2024 average balance. The cost of this product decreased by 43 basis points during the year as market rates decreased.

Savings: These accounts increased $1.5 million during the year while the average balance decreased $6.1 million compared to the 2024 average balance. The cost of this product decreased by 7 basis points during the year as market rates decreased.

Time deposits: Total time deposits decreased by $91.6 million in 2025 with an increase in the average balance of $94.0 million. The cost of these accounts decreased from 4.43% to 4.15% as market rates decreased. Included in this category is $22.1 million of brokered CDs, which decreased $65.0 million over the prior year end balance of $87.1 million.

Reciprocal deposits: At year-end 2025, the Bank had $324.5 million placed in the IntraFi Network deposit program ($124.8 million in interest-bearing checking and $199.6 million in money management) and $24.5 million of time deposits placed into the CDARS program. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits for regulatory reporting purposes. At December 31, 2025, the Bank’s reciprocal deposits were 17.0% of total liabilities compared to 16.1% at prior year-end.

The Bank continually reviews different methods of funding growth that include traditional deposits and other wholesale sources. Competition from other local financial institutions, internet banks, credit unions and brokerages will continue to be a challenge for the Bank in its efforts to attract new and retain existing deposit accounts. This competition is not expected to lessen in the future.

Uninsured deposits: Aggregate estimated uninsured deposits at December 31, 2025 were $399.8 million (21.8% of total deposits) compared to $411.6 million (22.7% of total deposits) at December 31, 2024 utilizing Call Report methodology. Certain Bank deposits may not be insured but are fully collateralized by other assets. The Bank estimates that approximately 87% of its deposits are FDIC insured or collateralized as of December 31, 2025.

At December 31, 2025, time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured by maturity were as follows:

Table 12. Time Deposits of $250,000 or More

	Total Time Deposits	Time Deposits > $250,000
(Dollars in thousands)	> $250,000	Not Covered by FDIC Insurance
Maturity distribution:
Within three months	$54,562	$23,312
Over three through six months	3,332	832
Over six through twelve months	969	469
Over twelve months	509	9
Total	$59,372	$24,622

Borrowings:

As of December 31, 2025, the Bank had outstanding borrowings of $200.0 million in a term loan from FHLB maturing in January 2027 at a rate of 4.32%. The proceeds of the term loan were used to restructure borrowings and to fund expected loan growth.

On September 30, 2025, the Corporation redeemed $9.0 million of its $15.0 million fixed to floating subordinate notes due September 1, 2030 utilizing excess cash on hand. As of December 31, 2025, the Corporation had $11.0 million of unsecured subordinated debt notes remaining outstanding of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $155 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Shareholders’ Equity:

Shareholders’ equity increased by $30.5 million to $175.2 million at December 31, 2025. Retained earnings increased $15.4 million in 2025 from earnings of $21.2 million offset by dividends paid of $5.8 million ($1.31 per share). The dividend payout ratio was 27.5% in 2025 compared to 50.7% in 2024.

The Board of Directors periodically authorizes the repurchase of the Corporation’s $1.00 par value common stock. Information regarding stock repurchase plans in place during the year are included in Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Additional information on Shareholders’ Equity is reported in Note 20 of the accompanying consolidated financial statements.

The Corporation’s dividend reinvestment plan (DRIP) allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Dividend Reinvestment Plan (DRIP) added $1.2 million to capital during 2025. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $213 thousand of optional cash purchases.

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

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2025 was 5.27%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2025, the Bank was “well capitalized’ under the Basel III requirements.

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

The following table presents capital ratios for the Corporation and Bank at December 31:

Table 13. Capital Ratios

	2025		2024
	Corporation	Bank	Corporation	Bank
Common Equity Tier 1 risk-based capital ratio	11.45%	12.02%	11.31%	11.71%
Total risk-based capital ratio	13.27%	13.27%	13.85%	12.96%
Tier 1 risk-based capital ratio	11.45%	12.02%	11.31%	11.71%
Tier 1 leverage ratio	8.17%	8.57%	7.92%	8.20%

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

Economic Data

	2025	2024
Unemployment Rate (not seasonally adjusted)
Market area range (1)	3.5% - 4.8%	2.7% - 3.8%
Pennsylvania (seasonally adjusted)	4.1%	3.4%
Maryland (seasonally adjusted)	3.8%	3.0%
United States (seasonally adjusted)	4.6%	4.2%

Housing Price Index - year over year change
PA, nonmetropolitan statistical area	4.9%	9.5%
MD, nonmetropolitan statistical area	9.8%	2.1%
United States	9.8%	5.1%

Building Permits - year over year change -12 months (2)
Residential, estimated	-9.2%	6.1%
Multifamily, estimated	-3.6%	46.0%

(1) Cumberland, Dauphin, Franklin, Fulton and Huntingdon County, PA, Washington County, MD and State of Maryland
(2) Harrisburg-Carlisle, PA MSA, Chambersburg-Waynesboro, PA MSA and Hagerstown, MD Martinsburg, WV MSA

The assets and liabilities of the Corporation are financial in nature, as such, the pricing of products, customer demand for certain types of products, and the value of assets and liabilities are greatly influenced by interest rates. As such, interest rates and changes in interest rates may have a more significant effect on the Corporation’s financial results than on other types of industries. Because of this, the Corporation watches the actions of the Federal Reserve Open Market Committee (FOMC) as it makes decisions about interest rate changes and monetary policy. In January 2026, the FOMC release included this: “Available indicators suggest that economic activity has been expanding at a solid pace. Job gains have remained low, and the unemployment rate has shown some signs of stabilization. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. Uncertainty about the economic outlook remains elevated. The Committee is attentive to the risks to both sides of its dual mandate. In support of its goals, the Committee decided to maintain the target range for the federal funds rate at 3 1/2 to 3 3/4 percent. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee is strongly committed to supporting maximum employment and returning inflation to its 2 percent objective. In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee's goals. The Committee's assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.” Over the long-term, the Corporation benefits from higher interest rates.

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

Historically, the Bank has satisfied its liquidity needs from earnings, repayment of loans, amortizing and maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered as collateral for borrowings are an additional source of readily available liquidity (approximately $93.6 million fair value), either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market and has access to $160.0 million, as of December 31, 2025, of reciprocal deposits placed by the Bank’s Wealth Management department with a third-party reciprocal deposit network provider.

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

The following table shows the Bank’s available liquidity from borrowing sources at December 31, 2025.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$734,597	$200,000	$534,597
Federal Reserve Bank Discount Window	131,072	—	131,072
Correspondent Banks	76,000	—	76,000
Total	$941,669	$200,000	$741,669

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

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2025	2024
Commercial commitments to extend credit	$300,228	$328,806
Consumer commitments to extend credit (secured)	153,183	135,776
Consumer commitments to extend credit (unsecured)	7,083	5,352
	$460,494	$469,934
Standby letters of credit	$29,880	$28,815

ACL - Unfunded Commitments (1)	$1,899	$2,030
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

Table 14. Sensitivity to Changes in Market Interest Rates

(Dollars in thousands)	Net Interest Income
Change in rates (basis points)	Projected	% Change
+300	$80,379	6.4%
+200	$78,828	4.3%
+100	$77,248	2.2%
unchanged	$75,561	—
(100)	$73,276	(3.0)%
(200)	$71,177	(5.8)%
(300)	$68,749	(9.0)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Franklin Financial Services Corporation

Chambersburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Franklin Financial Services Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

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

Allowance for Credit Losses – Application of Risk Assignments to Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 1 and 6 is an accounting estimate of expected credit losses over the life of loans. Estimates of expected credit losses are based on historical experience, adjusted for management's evaluation of current conditions and reasonable and supportable forecasts over the life of the loans.

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

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of internal controls over management’s allowance for credit losses qualitative factors calculation including controls over:

oThe reasonableness of judgments used in the development of the qualitative factor framework.

oManagement’s review of the accuracy of the calculation of the qualitative factors.

oThe relevance and reliability of the data used in the determination of the qualitative factors.

•Substantively testing management’s process related to the determination of qualitative factors, which included evaluating:

oThe appropriateness of significant judgments applied in the qualitative framework, including the qualitative factors chosen, associated weightings, and allocation range within the framework.

oThe application of risk assignments for the individual qualitative factors, including the appropriateness of management’s basis for risk level assignments.

oThe relevance and reliability of data used in determining the risk level assignments.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.

March 13, 2026

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	December 31,
	2025	2024
Assets
Cash and due from banks	$22,446	$19,848
Short-term interest-earning deposits in other banks	105,275	183,765
Total cash and cash equivalents	127,721	203,613
Long-term interest-earning deposits in other banks	999	1,499
Debt securities available for sale, at fair value	454,586	508,604
Equity securities	—	166
Restricted stock	8,897	8,775
Loans held for sale	18,929	2,470
Loans	1,561,238	1,398,077
Allowance for credit losses	(20,655)	(17,653)
Net Loans	1,540,583	1,380,424
Premises and equipment, net	27,138	29,039
Right of use asset	3,657	4,106
Bank owned life insurance	23,207	22,735
Goodwill	9,016	9,016
Deferred tax asset, net	7,881	10,831
Other assets	16,404	16,563
Total assets	$2,239,018	$2,197,841

Liabilities
Deposits
Noninterest-bearing checking	$310,251	$290,346
Money management, savings and interest checking	1,301,198	1,209,396
Time	224,323	315,905
Total deposits	1,835,772	1,815,647
Federal Home Loan Bank advances	200,000	200,000
Subordinate notes	10,845	19,699
Lease liability	3,840	4,263
Other liabilities	13,319	13,516
Total liabilities	2,063,776	2,053,125

Commitments and contingent liabilities

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,481,149 shares outstanding at December 31, 2025 and
4,710,972 shares issued and 4,427,362 shares outstanding at December 31, 2024	4,711	4,711
Capital stock without par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,932	43,791
Retained earnings	154,844	139,463
Accumulated other comprehensive (loss) income	(21,589)	(35,508)
Treasury stock, 229,823 shares at December 31, 2025 and 283,610 shares at
December 31, 2024, at cost	(6,656)	(7,741)
Total shareholders' equity	175,242	144,716
Total liabilities and shareholders' equity	$2,239,018	$2,197,841

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2025	2024
Interest income
Loans, including fees	$87,226	$73,996
Interest and dividends on investments:
Taxable interest	17,648	16,433
Tax exempt interest	1,075	1,093
Dividend income	781	692
Interest-earning deposits in other banks	7,641	9,237
Total interest income	114,371	101,451
Interest expense
Deposits	34,694	30,906
Federal Reserve Bank borrowings	—	1,962
FHLB advances	8,750	10,019
Subordinate notes	1,281	1,050
Total interest expense	44,725	43,937
Net interest income	69,646	57,514
Provision for credit losses - loans	3,030	1,975
(Reversal of) provision for credit losses - unfunded commitments	(131)	8
Total provision for credit losses	2,899	1,983
Net interest income after provision for credit loss expense	66,747	55,531
Noninterest income
Wealth management fees	9,169	8,538
Loan service charges	984	987
Gain on sale of loans	672	565
Deposit service charges and fees	2,535	2,448
Other service charges and fees	2,023	2,040
Debit card income	2,370	2,279
Increase in cash surrender value of life insurance	469	457
Net losses on sales of debt securities	—	(4,267)
Change in fair value of equity securities	(7)	209
Other	961	423
Total noninterest income	19,176	13,679
Noninterest Expense
Salaries	25,634	24,312
Employee benefits	9,695	8,440
Net occupancy	4,782	4,583
Marketing and advertising	1,726	1,891
Legal and professional	2,524	2,133
Data processing	6,117	5,804
Pennsylvania bank shares tax	570	483
FDIC Insurance	1,980	1,710
ATM/debit card processing	1,387	1,300
Telecommunications	472	435
Nonservice pension	64	(51)
Other	4,705	4,855
Total noninterest expense	59,656	55,895
Income before income taxes	26,267	13,315
Income tax expense	5,041	2,216
Net income	$21,226	$11,099
Per share
Basic earnings per share	$4.76	$2.52
Diluted earnings per share	$4.74	$2.51

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2025	2024
Net Income	$21,226	$11,099

Debt Securities
Unrealized (losses) gains arising during the period	18,631	(300)
Reclassification adjustment for losses included in net income (1)	—	4,267
Reclassification adjustment for (losses) gains realized in income on fair value hedge (2)	(2,199)	2,300
Net unrealized gains (losses)	16,432	6,267
Tax effect	(3,450)	(1,316)
Net of tax amount	12,982	4,951

Pension
Unrealized gains arising during the period	1,277	565
Reclassification for net actuarial losses included in net income (3)	(91)	44
Net unrealized gains	1,186	609
Tax effect	(249)	(128)
Net of tax amount	937	481

Total other comprehensive gain (loss)	13,919	5,432

Total Comprehensive Income (Loss)	$35,145	$16,531

(1) Reclassified to net losses on sales of debt securities
(2) Reclassified to interest income
(3) Reclassified to other expense

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For years ended December 31, 2025 and 2024:

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data)	of Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance at January 1, 2024	4,371,231	$4,711	$43,646	$133,993	$(40,940)	$(9,274)	$132,136

Net income		—	—	11,099	—	—	11,099
Other comprehensive income		—	—	—	5,432	—	5,432
Cash dividends declared, $1.28 per share		—	—	(5,629)	—	—	(5,629)
Acquisition of treasury stock	(30,292)	—		—	—	(827)	(827)
Treasury shares issued under dividend reinvestment plan	62,247	—	49	—	—	1,700	1,749
Stock Compensation Plans:
Treasury shares issued	24,176	—	(538)	—	—	660	122
Compensation expense		—	634	—	—	—	634
Balance at December 31, 2024	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716

Net income		—	—	21,226	—	—	21,226
Other comprehensive income		—	—	—	13,919	—	13,919
Cash dividends declared, $1.31 per share		—	—	(5,845)	—	—	(5,845)
Acquisition of treasury stock	(45,532)	—	564	—	—	(1,668)	(1,104)
Treasury shares issued under dividend reinvestment plan	29,687	—	400	—	—	825	1,225
Stock Compensation Plans:
Treasury shares issued	69,632	—	(1,642)	—	—	1,928	286
Compensation expense		—	819	—	—	—	819
Balance at December 31, 2025	4,481,149	$4,711	$43,932	$154,844	$(21,589)	$(6,656)	$175,242

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	December 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$21,226	$11,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,146	2,090
Net amortization of loans and investment securities	280	2,968
Amortization of subordinate debt issuance costs	146	38
Provision for credit losses	2,899	1,983
Change in fair value of equity securities	7	(209)
Realized losses on sales of debt securities	—	4,267
Loans originated for sale	(44,469)	(43,086)
Proceeds from sale of loans	44,459	41,394
Gain on sale of loans held for sale	(672)	(565)
Increase in cash surrender value of life insurance	(469)	(457)
Gains from claims on life insurance policies	—	(78)
Stock option compensation	819	634
Pension plan contribution	(1,000)	—
Increase in other assets	1,197	1,077
(Decrease) increase in other liabilities	(376)	1,073
Deferred tax benefit	(751)	(473)
Net cash provided by operating activities	25,442	21,755
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	500	4,730
Proceeds from sales and calls of investment securities available for sale	—	42,413
Proceeds from maturities and pay-downs of securities available for sale	72,489	54,820
Purchase of investment securities available for sale	—	(136,268)
Net increase in restricted stock	(122)	(6,400)
Net increase in loans	(179,183)	(141,652)
Proceeds from surrender of life insurance policies	—	558
Proceeds from sale of equity securities	161	—
Capital expenditures	(866)	(2,567)
Net cash used in investing activities	(107,021)	(184,366)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	111,707	94,210
Net (decrease) increase in time deposits	(91,582)	183,459
Increase in long-term borrowings (FHLB)	—	200,000
(Decrease) in long-term borrowings (FHLB & FRB)	—	(130,000)
Redemption of subordinate notes	(9,000)	—
Dividends paid	(5,845)	(5,629)
Purchase of Treasury shares	(1,104)	(827)
Cash received from option exercises	286	122
Treasury shares issued under dividend reinvestment plan	1,225	1,749
Net cash provided by financing activities	5,687	343,084
(Decrease) increase in cash and cash equivalents	(75,892)	180,473
Cash and cash equivalents as of January 1	203,613	23,140
Cash and cash equivalents as of December 31	$127,721	$203,613
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and other borrowed funds	$45,562	$43,105
Noncash Activities:
Loans transferred to held for sale	$15,777	$—
Lease liabilities arising from obtaining right-of-use assets	147	20
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

Investment Securities – Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2025 and 2024, all debt securities were classified as available for sale, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available-for-sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Gains or losses on the disposition of debt investment securities are recorded on the trade date, based on the net proceeds and the adjusted carrying amount of the specific security sold. Equity investments are carried at fair value with changes in fair value recognized in net income.

Restricted Stock – Restricted stock, which is carried at cost, consists of stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). The Bank held $8.9 million of restricted stock at the end of 2025. With the exception of $30 thousand, this investment represents stock in the FHLB that the Bank is required to hold in order to be a member of FHLB and is carried at a cost of $100 per share. FHLB stock is divided into two classes: membership stock and activity stock, which is based on outstanding loan balances. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management evaluates the restricted stock for impairment in accordance with ASC Topic 320. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the banks as compared to the capital stock amount for the banks and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is not a public market for FHLB or ACBB stock and the benefits of membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment. Management believes no impairment charge is necessary related to the FHLB or ACBB restricted stock as of December 31, 2025.

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

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Corporation may make an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. At December 31, 2025, there were no derivatives subject to a netting agreement.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value (determined on an aggregate basis). All sales are made without recourse. Loans held for sale at December 31, 2025 represent $3.1 million of loans originated through third-party brokerage agreements for a pre-determined price and present no price risk to the Bank. In addition, the Bank has $15.8 million of loans initially originated to be held-for-investment but are now under an agreement of sale at a predetermined price.

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

The Corporation has determined this accounting policy to be critical to the results of operations. A summary of the adoption of the new ASU follows:

ACL - Investment Securities

Management classifies its debt securities at the time of purchase as available for sale (AFS) or held to maturity (HTM). At December 31, 2025 and 2024, all debt securities were classified as AFS, meaning that the Corporation intends to hold them for an indefinite period of time, but not necessarily to maturity. Available for sale debt securities are stated at estimated fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments of interest income through call date or maturity. The related unrealized gains and losses are reported as other comprehensive income or loss, net of tax, until realized.

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

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or the lease term for lease hold improvements, whichever is shorter. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in net income. Premises no longer in use and held for sale are included in other assets on the consolidated balance sheets at the lower of carrying value or fair value and no depreciation is charged on them. At December 31, 2025 premises held for sale totaled $797 thousand and $0 at December 31, 2024.

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

Solar Tax Credits – The Corporation has invested in various solar tax credit limited partnerships or LLCs. These partnerships develop, build and operate solar renewable energy partnerships. The Corporation acts as a limited partner in these investments and does not exercise control over the financial or operating policies of the partnerships and, as such, is not considered the primary beneficiary of the partnership.

The Corporation accounts for these investments using the deferral method. Under this method, the investment tax credit received is initially recorded as a deferred tax liability and recognized as a reduction of income tax expense over the estimated useful life of the underlying solar energy assets, typically consistent with the period over which the related depreciation is recognized. The Corporation classifies the tax credits earned and the related amortization of the deferred investment tax credit as components of income tax expense in the Consolidated Statements of Income.

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

Wealth Management – Assets held in a fiduciary capacity are not assets of the Corporation and therefore are not included in the consolidated financial statements. The fair value of assets under management (including assets held at third party brokers) was $1.4 billion at December 31, 2025 and $1.3 billion at December 31, 2024.

Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded on the balance sheet when they are funded. The amount of any liability for the credit risk associated with off-balance sheet financial instruments is recorded in other liabilities and was $1.9 million at December 31, 2025 and $2.0 million at December 31, 2024.

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

A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

(Dollars and shares in thousands, except per share data)	2025	2024
Weighted average shares outstanding (basic)	4,463	4,403
Impact of common stock equivalents	13	11
Weighted average shares outstanding (diluted)	4,476	4,414
Anti-dilutive options excluded from calculation	—	—
Net income	$21,226	$11,099
Basic earnings per share	$4.76	$2.52
Diluted earnings per share	$4.74	$2.51

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
Effect on the Consolidated Financial Statements

The Corporation adopted the ASU retrospectively in the current period. The adoption of this standard resulted in additional disclosures in the Corporation's Consolidated Financial Statements, but it did not materially impact the Corporation's results of operations.

Recently issued but not yet effective accounting standards

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

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) Purchased Loans
Description

This ASU amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model.

Effective Date	Effective beginning January 1, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have a significant impact on the Corporation's financial statements.

Note 2. Regulatory Matters

The Bank is limited as to the amount it may lend to the Corporation, unless such loans are collateralized by specific obligations. State regulations also limit the amount of dividends the Bank can pay to the Corporation and are generally limited to the Bank’s accumulated net earnings, which were $177.9 million at December 31, 2025. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum leverage capital ratio of 6% and a total risk-based capital ratio of 10%, defined substantially the same as those by the FDIC. Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.

The Corporation and the Bank are subject to the capital requirements contained in the regulation generally referred to as Basel III. The Basel III standards were effective for the Corporation and the Bank, effective January 1, 2015. Basel III imposes significantly higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place. The capital ratios to be considered “well capitalized” under Basel III are: (1) Common Equity Tier 1(CET1) of 6.5%, (2) Tier 1 Leverage of 5%, (3) Tier 1 Risk-Based Capital of 8%, and (4) Total Risk-Based Capital of 10%. The CET1 ratio is a new capital ratio under Basel III and the Tier 1 risk-based capital ratio of 8% has been increased from 6%. The rules also included changes in the risk weights of certain assets to better reflect credit and other risk exposures. In addition, a capital conservation buffer of 2.50% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2025 was 5.27%. Compliance with the capital conservation buffer is required in order to avoid limitations on certain capital distributions, especially dividends. As of December 31, 2025, the Bank was “well capitalized’ under the Basel III requirements.

On December 31, 2025, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $155 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital (subject to regulatory deductions after the last 5 years of the term) for the Corporation and there are no debt covenants on the notes.

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

The following table presents the regulatory capital ratio requirements for the Corporation and the Bank.

	As of December 31, 2025
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$187,815	11.45%	$73,802	N/A	N/A	N/A
Bank	197,096	12.02%	73,798	4.50%	$106,597	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$187,815	11.45%	$98,403	N/A	N/A	N/A
Bank	197,096	12.02%	98,397	6.00%	$131,196	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$217,639	13.27%	$131,204	N/A	N/A	N/A
Bank	217,620	13.27%	131,196	8.00%	$163,995	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$187,815	8.17%	$92,000	N/A	N/A	N/A
Bank	197,096	8.57%	91,994	4.00%	$114,993	5.00%

	As of December 31, 2024
			Regulatory Ratios
			Adequately Capitalized		Well Capitalized
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital Ratio (1)
Corporation	$171,208	11.31%	$68,095	N/A	N/A	N/A
Bank	179,837	11.71%	69,088	4.50%	$99,794	6.50%

Tier 1 Risk-based Capital Ratio (2)
Corporation	$171,208	11.31%	$90,793	N/A	N/A	N/A
Bank	179,837	11.71%	92,117	6.00%	$122,823	8.00%

Total Risk-based Capital Ratio (3)
Corporation	$209,603	13.85%	$121,057	N/A	N/A	N/A
Bank	199,033	12.96%	122,823	8.00%	$153,529	10.00%

Tier 1 Leverage Ratio (4)
Corporation	$171,208	7.92%	$86,449	N/A	N/A	N/A
Bank	179,837	8.20%	87,715	4.00%	$109,644	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Note 3. Restricted Cash Balances

The Federal Reserve’s reserve requirement on the Bank’s deposit liabilities is 0%. Therefore, the Bank was not required to hold any reserves at December 31, 2025 and 2024. At December 31, 2025, the Corporation had posted cash collateral of $6.5 million to a counterparty in a derivative transaction, compared to $5.2 million at December 31, 2024.

Note 4. Investments

Available for Sale (AFS) Securities

The following tables summarize the amortized cost and fair value of securities available-for-sale at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2025	cost	gains	losses	value
U.S. Treasury	$35,880	$—	$(2,617)	$33,263
Municipal	154,301	—	(16,462)	137,839
Corporate	15,536	—	(861)	14,675
Agency MBS & CMO	135,308	136	(5,584)	129,860
Non-agency MBS & CMO	112,860	477	(1,669)	111,668
Asset-backed	27,519	78	(316)	27,281
Total	$481,404	$691	$(27,509)	$454,586

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2024	cost	gains	losses	value
U.S. Treasury	$36,192	$—	$(4,395)	$31,797
Municipal	156,528	37	(22,973)	133,592
Corporate	26,356	1	(2,133)	24,224
Agency MBS & CMO	149,003	15	(10,276)	138,742
Non-agency MBS & CMO	154,554	45	(5,429)	149,170
Asset-backed	31,420	163	(504)	31,079
Total	$554,053	$261	$(45,710)	$508,604

At December 31, 2025 and 2024, the fair value of investment securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $353.5 million and $207.2 million, respectively. The Bank has no investment in a single issuer that exceeds 10% of shareholders equity except U.S. Treasuries.

The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Mortgage-backed and asset-backed securities without defined maturity dates are reported on a separate line.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$—	$—
Due after one year through five years	54,230	51,347
Due after five years through ten years	89,682	79,543
Due after ten years	61,805	54,887
	205,717	185,777
MBS, CMO & ABS	275,687	268,809
Total	$481,404	$454,586

The composition of the net realized securities (losses) gains for the years ended December 31 is as follows:

(Dollars in thousands)	2025	2024
Proceeds	$—	$42,413

Gross gains realized	—	—
Gross losses realized	—	(4,267)
Net (losses)/gains realized	$—	$(4,267)

Tax benefit on net losses realized	$—	$896

Allowance for Credit Losses:

The following table reflects the unrealized losses in the investment portfolio, aggregated by investment category, length of time that individual securities have been in a continuous unrealized loss position and the number of securities in each category as of December 31, 2025 and 2024. Securities in an unrealized loss position are evaluated at least quarterly for impairment. For this evaluation, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The debt securities in a loss position and subject to evaluation at December 31, 2025 and 2024, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

	December 31, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,263	$(2,617)	13	$33,263	$(2,617)	13
Municipal	1,683	(192)	4	136,156	(16,270)	162	137,839	(16,462)	166
Corporate	986	(6)	1	13,389	(855)	26	14,375	(861)	27
Agency MBS & CMO	776	(2)	10	118,183	(5,582)	170	118,959	(5,584)	180
Non-agency MBS & CMO	1,870	(3)	3	74,365	(1,666)	40	76,235	(1,669)	43
Asset-backed	2,768	(18)	5	15,538	(298)	32	18,306	(316)	37
Total unrealized losses	$8,083	$(221)	23	$390,894	$(27,288)	443	$398,977	$(27,509)	466

	December 31, 2024
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$31,797	$(4,395)	13	$31,797	$(4,395)	13
Municipal	—	—	—	132,550	(22,973)	164	132,550	(22,973)	164
Corporate	—	—	—	23,237	(2,133)	50	23,237	(2,133)	50
Agency MBS & CMO	54,388	(2,250)	15	82,110	(8,026)	183	136,498	(10,276)	198
Non-agency MBS & CMO	79,422	(2,974)	26	53,615	(2,455)	50	133,037	(5,429)	76
Asset-backed	733	(1)	3	19,061	(503)	34	19,794	(504)	37
Total unrealized losses	$134,543	$(5,225)	44	$342,370	$(40,485)	494	$476,913	$(45,710)	538

Equity Securities at fair value

The Corporation owned one equity investment with a readily determinable fair value at December 31, 2024 of $166 thousand. This investment was sold in 2025.

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

Residential Real Estate Construction

This class includes loans to individuals for construction of a primary residence and to contractors to construct residential properties. Construction loans to individuals generally bear the same risk as 1-4 family residential loans. Additional risks may include cost overruns, delays in construction or contractor problems.

Loans to contractors are primarily dependent on the sale of finished homes for repayment. Risks associated with these loans include the borrower’s character and capacity to complete a home, the effect of economic conditions on the valuation of homes, cost overruns, delays in construction or contractor problems. In addition to real estate collateral, these loans may have personal guarantees or UCC filings on other business assets, depending on the financial strength and experience of the contractor. Real estate construction loans are monitored on a regular basis by either an independent third party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes at a minimum, the submission of invoices or AIA documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

Commercial Real Estate

Commercial real estate loans may be secured by various types of commercial property including apartment buildings, retail space, office buildings, warehouses, hotels and motels, manufacturing facilities, agricultural land and may have personal guarantees or UCC filings on other business assets, depending on the financial strength of the borrower. Also included in this segment are loans for the construction of commercial real estate buildings and residential site development. Construction loans may incur additional risks such as cost overruns, delays in construction, or contractor problems. Residential site development loans are primarily dependent on the sale of improved lots for repayment. Construction loans are monitored on a regular basis by either an independent third party or the responsible loan officer, depending on the size and complexity of the project. This monitoring process includes at a minimum, the submission of invoices or AIA documents detailing the cost incurred by the borrower, on-site inspections, and an authorizing signature for disbursement of funds.

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

A summary of loans outstanding, by class, at December 31 is as follows:

(Dollars in thousands)	2025	2024
Residential Real Estate 1-4 Family
Consumer first liens	$213,440	$181,780
Commercial first lien	63,457	58,821
Total first liens	276,897	240,601

Consumer junior liens and lines of credit	84,650	76,035
Commercial junior liens and lines of credit	6,839	6,199
Total junior liens and lines of credit	91,489	82,234
Total residential real estate 1-4 family	368,386	322,835

Residential real estate - construction
Consumer	29,609	20,742
Commercial	24,516	11,685
Total residential real estate construction	54,125	32,427

Commercial real estate	903,571	803,365
Commercial	225,499	230,597
Total commercial	1,129,070	1,033,962

Consumer	9,657	8,853
	1,561,238	1,398,077
Less: Allowance for credit losses	(20,655)	(17,653)
Net Loans	$1,540,583	$1,380,424

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,957	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$863,693	$775,410
Federal Reserve Bank	193,640	96,592
Total	$1,057,333	$872,002

Loans to directors and executive officers and related interests and affiliated enterprises were as follows:

(Dollars in thousands)	2025	2024
Balance at beginning of year	$11,743	$11,545
Change in reporting status	(3,452)	—
Advances	16,275	18,476
Payments	(14,864)	(18,278)
Balance at end of year	$9,702	$11,743

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at December 31, 2025 is adequate.

At December 31, 2025, the Bank had outstanding loans to a related party of a Bank Director who is considered and “insider” under Regulation O. The loans are currently classified as substandard (rated 7) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. At December 31, 2025, the outstanding balance of the loans was $4.7 million, and were not past due or on nonaccrual status.

The following table presents loans by year of origination and internally assigned risk ratings as of December 31, 2025:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$6,601	$4,914	$14,483	$6,381	$8,982	$23,381	$5,237	$—	$69,979
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	222	—	—	222
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,601	4,914	14,483	6,381	8,982	23,603	5,332	—	70,296
Consumer:
Performing	35,726	45,927	60,145	27,930	13,385	31,675	67,410	15,872	298,070
Nonperforming	—	—	—	—	—	—	20	—	20
Total Consumer	35,726	45,927	60,145	27,930	13,385	31,675	67,430	15,872	298,090
Total	$42,327	$50,841	$74,628	$34,311	$22,367	$55,278	$72,762	$15,872	$368,386
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,228	$16,503	$1,204	$—	$1,093	$1,488	$—	$—	$24,516
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,228	16,503	1,204	—	1,093	1,488	—	—	24,516
Consumer:
Performing	24,744	4,865	—	—	—	—	—	—	29,609
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	24,744	4,865	—	—	—	—	—	—	29,609
Total	$28,972	$21,368	$1,204	$—	$1,093	$1,488	$—	$—	$54,125
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$137,253	$126,702	$206,916	$96,083	$84,154	$189,407	$12,236	$—	$852,751
OAEM (6)	—	—	12,956	448	689	11,924	—	—	26,017
Substandard (7)	—	544	22,040	239	—	1,980	—	—	24,803
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$137,253	$127,246	$241,912	$96,770	$84,843	$203,311	$12,236	$—	$903,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$17,563	$23,890	$11,979	$19,675	$33,813	$65,515	$45,425	$—	$217,860
OAEM (6)	—	—	8	359	1,323	—	198	—	1,888
Substandard (7)	—	553	—	583	—	—	4,615	—	5,751
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$17,563	$24,443	$11,987	$20,617	$35,136	$65,515	$50,238	$—	$225,499
Current period gross charge-offs	$(9)	$—	$(17)	$—	$(2)	$(8)	$—	$—	$(36)

Consumer:
Performing	1,853	1,145	709	201	1,499	—	4,245	—	9,652
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,853	$1,145	$709	$201	$1,499	$—	$4,250	$—	$9,657
Current period gross charge-offs	$(71)	$(6)	$(18)	$(3)	$(1)	$(2)	$(30)	$—	$(131)

The following table presents loans by year of origination and internally assigned risk ratings as of December 31, 2024:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,306	$9,436	$7,529	$10,133	$8,099	$20,251	$4,079	$—	$64,833
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	187	—	187
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,306	9,436	7,529	10,133	8,099	20,251	4,266	—	65,020
Consumer:
Performing	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	36,214	67,248	31,290	14,303	9,014	27,744	54,147	17,855	257,815
Total	$41,520	$76,684	$38,819	$24,436	$17,113	$47,995	$58,413	$17,855	$322,835
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$5,582	$3,306	$403	$1,150	$159	$1,085	$—	$—	$11,685
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,582	3,306	403	1,150	159	1,085	—	—	11,685
Consumer:
Performing	20,742	—	—	—	—	—	—	—	20,742
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	20,742	—	—	—	—	—	—	—	20,742
Total	$26,324	$3,306	$403	$1,150	$159	$1,085	$—	$—	$32,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$95,410	$221,889	$106,385	$93,228	$32,546	$218,875	$16,290	$—	$784,623
OAEM (6)	—	—	1,772	1,711	6,624	—	—	—	10,107
Substandard (7)	—	6,301	266	—	—	2,018	50	—	8,635
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$95,410	$228,190	$108,423	$94,939	$39,170	$220,893	$16,340	$—	$803,365
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

Commercial:
Risk rating:
Pass (1-5)	$25,398	$16,289	$27,545	$37,927	$18,196	$60,126	$42,595	$—	$228,076
OAEM (6)	—	11	420	1,500	9	—	250	—	2,190
Substandard (7)	—	—	—	—	58	—	273	—	331
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$25,398	$16,300	$27,965	$39,427	$18,263	$60,126	$43,118	$—	$230,597
Current period gross charge-offs	$(11)	$—	$(287)	$—	$—	$—	$(161)	$—	$(459)

Consumer:
Performing	2,289	1,140	386	1,682	36	27	3,291	—	8,851
Nonperforming	—	—	—	1	—	—	1	—	2
Total	$2,289	$1,140	$386	$1,683	$36	$27	$3,292	$—	$8,853
Current period gross charge-offs	$(44)	$—	$—	$—	$(6)	$—	$(49)	$—	$(99)

The following presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual and Loans Past Due Over 90 Days+			Nonaccrual and Loans Past Due Over 90 Days+
			Loans Past Due			Loans Past Due
	Nonaccrual	Nonaccrual	Over 90 Days	Nonaccrual	Nonaccrual	Over 90 Days
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
December 31, 2025
Residential Real Estate 1-4 Family
First liens	$—	$—	$—	$—	$—	$—
Junior liens and lines of credit	20	—	—	—	—	—
Total	20	—	—	—	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	1,029	7,119	—	—	—	—
Commercial	55	290	—	266	—	—
Consumer	—	—	5	—	—	2
Total	$1,104	$7,409	$5	$266	$—	$2

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

.

The following table presents the aging of payments in the loan portfolio as of December 31, 2025 and 2024:

(Dollars in thousands)
	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2025
Residential Real Estate 1-4 Family
First liens	$145	$855	$—	$1,000	$275,897	$276,897
Junior liens and lines of credit	333	160	20	513	90,976	91,489
Total	478	1,015	20	1,513	366,873	368,386
Residential real estate - construction	—	—	—	—	54,125	54,125
Commercial real estate	542	—	1,029	1,571	902,000	903,571
Commercial	500	1	345	846	224,653	225,499
Consumer	55	19	5	79	9,578	9,657
Total	$1,575	$1,035	$1,399	$4,009	$1,557,229	$1,561,238

	Loans Past Due			Total		Total
December 31, 2024	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
Residential Real Estate 1-4 Family
First liens	$203	$640	$—	$843	$239,758	$240,601
Junior liens and lines of credit	241	160	—	401	81,833	82,234
Total	444	800	—	1,244	321,591	322,835
Residential real estate - construction	—	—	—	—	32,427	32,427
Commercial real estate	380	219	—	599	802,766	803,365
Commercial	747	50	266	1,063	229,534	230,597
Consumer	30	4	2	36	8,817	8,853
Total	$1,601	$1,073	$268	$2,942	$1,395,135	$1,398,077

At December 31, 2025 and 2024, the Bank had $0 of residential properties in the process of foreclosure. Interest not recognized on nonaccrual loans was $425 thousand for the year ended December 31, 2025 and $8 thousand for the year ended December 31, 2024.

No loan modifications were made to borrowers experiencing financial difficulties during 2025 and 2024.

Allowance for Credit Losses:

The following table shows the activity in the Allowance for Credit Loss (ACL), for the years ended December 31, 2025 and 2024:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(36)	(131)	(167)
Recoveries	—	—	11	1	93	34	139
Provision	168	39	265	2,037	402	119	3,030
ACL at December 31, 2025	$1,665	$500	$652	$14,042	$3,641	$155	$20,655

ALL at December 31, 2023	$1,296	$419	$296	$10,657	$3,290	$94	$16,052
Charge-offs	—	—	—	(2)	(459)	(99)	(560)
Recoveries	3	—	14	4	130	35	186
Provision	198	42	66	1,345	221	103	1,975
ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653

At December 31, 2025, there was one collateral dependent loan for $7.1 million secured by real estate and one collateral dependent loan for $290 thousand secured by business assets compared to one collateral dependent loan for $266 thousand secured by real estate at December 31, 2024.

Note 7. Premises and Equipment

The components of premises and equipment were as follows for the periods ending:

		For the years ended December 31,
(Dollars in thousands)	Estimated Life	2025	2024
Land		$3,833	$3,935
Buildings and leasehold improvements	15 - 30 years, or lease term	34,268	34,880
Furniture, fixtures and equipment	3 - 10 years	10,978	10,241
Total cost		49,080	49,056
Less: Accumulated depreciation		(21,942)	(20,017)
Net premises and equipment		$27,138	$29,039

The following table shows the amount of depreciation for the years ended December 31:

	2025	2024
Depreciation expense	$2,070	$1,758

Note 8. Leases

The Corporation leases various assets in the course of its operations that are subject to recognition on the balance sheet. The Corporation considers all of its leases to be operating leases and it has no finance leases. The leased assets may include equipment, and buildings and land (collectively real estate). The equipment leases are shorter-term than the real estate leases and generally have a fixed payment over a defined term without renewal options. Certain equipment leases have purchase options and it was determined the option was not reasonably certain to be exercised. The real estate leases are longer-term and may contain renewal options after the initial term, but none of the real estate leases contain a purchase option. The renewal options on real estate leases were reviewed and if it was determined the option was reasonably certain to be renewed, the option term was considered in the determination of the lease liability. There is only one real estate lease with a variable payment based on an index included in the lease liability. None of the leases contain any restrictive covenants and there are no significant leases that have not yet commenced. The discount rate used to determine the lease liability is based on the Bank’s fully secured borrowing rate from the Federal Home Loan Bank for a term similar to the lease term. Operating lease expense is included in net occupancy expense in the consolidated statements of income.

Lease Cost:

The components of total lease cost were as follows for the period ending:

	For the years ended December 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$724	$764
Short-term lease cost	15	3
Variable lease cost	162	156
Total lease cost	$901	$923

Supplemental Lease Information:

(Dollars in thousands)	For the years ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$713	$733

Weighted-average remaining lease term (years)	11.2	11.6
Weighted-average discount rate	3.64%	3.48%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

(Dollars in thousands)

2026	$601
2027	467
2028	416
2029	420
2030	397
2031 and beyond	2,412
Undiscounted cash flows	4,712
Imputed interest	(872)
Total lease liability	$3,840

Note 9. Other Real Estate Owned

The Bank had no other real estate owned at December 31, 2025 and 2024.

Note 10. Goodwill

The Bank has $9.0 million of goodwill recorded on its balance sheet as the result of corporate acquisitions. Goodwill is not amortized, nor deductible for tax purposes. However, Goodwill is tested for impairment at least annually in accordance with ASC Topic 350. Goodwill was tested for impairment as of August 31, 2025. The 2025 test was conducted using a qualitative assessment method that requires the use of significant assumptions in order to make a determination of likely impairment. These assumptions may include, but are not limited to: macroeconomic factors, banking industry conditions, banking merger and acquisition trends, the Bank’s historical financial performance, the Corporation’s stock price, forecast Bank financial performance, and change of control premiums. Management determined the Bank’s goodwill was not likely impaired in 2025 and did not make a further assessment.

The 2024 impairment test was also conducted using a qualitative assessment and Management determined the Bank’s goodwill was not likely impaired in 2024 and did not make a further assessment.

At December 31, 2025, Management subsequently considered certain qualitative factors affecting the Corporation and determined that it was not likely that the results of the prior test had changed, and it determined that goodwill was not impaired at year-end.

Note 11. Deposits

Deposits are summarized as follows at December 31:

(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$310,251	$290,346

Interest-bearing checking	431,843	417,870
Money management	771,231	694,880
Savings	98,124	96,646
Total interest-bearing checking and savings	1,301,198	1,209,396

Time deposits	202,266	228,848
Time - brokered deposits	22,057	87,057
Total time deposits	224,323	315,905

Total deposits	$1,835,772	$1,815,647

Overdrawn deposit accounts reclassified as loans	$178	$136

Time deposits greater than $250,000 at December 31, 2025 and 2024 were $55.9 million and $77.4 million, respectively.

At December 31, 2025 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Time Deposits
2026	$177,044
2027	34,200
2028	6,289
2029	4,243
2030	2,547
Total	$224,323

Note 12. Other Borrowings

The Bank has access to short-term borrowings from the FHLB in the form of a revolving term commitment used to fund the short-term liquidity needs of the Bank. These borrowings reprice on a daily basis and the interest rate fluctuates with short-term market interest rates. The Bank had no short-term borrowings at December 31, 2025 and 2024.

At December 31, 2025 and 2024, other borrowings were:

	December 31
(Dollars in thousands)	2025	2024
FHLB maturing January 12, 2027, with fixed rate at 4.32%	$200,000	$200,000
	$200,000	$200,000

The Bank’s maximum borrowing capacity with the FHLB at December 31, 2025 was $734.6 million with $534.6 million available to borrow. This borrowing capacity is secured by a Blanket Pledge Agreement with FHLB on the Bank’s real estate loan portfolio ($863.7 million) together with pledged securities with a fair value of $151.2 million.

Scheduled payments on other borrowings over the next five years are as follows:

(Dollars in thousands)
2026	$-
2027	200,000
2028	-
2029	-
2030	-

$200,000

The Bank has established credit at the Federal Reserve Discount Window and as of year-end had the ability to borrow approximately $131 million. The Bank also has $76.0 million in unsecured lines of credit at three correspondent banks.

Note 13. Subordinate Notes

On September 30, 2025, the Corporation redeemed $9.0 million of its $15.0 million fixed to floating subordinate notes due September 1, 2030 utilizing excess cash on hand. On December 31, 2025, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $155 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and will reset quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Income Taxes

Pretax income is entirely related to domestic activities and the Corporation did not have any foreign operations.

The components of income taxes attributable to income from continuing operations were as follows:

	For the Years Ended December 31
(Dollars in thousands)	2025	2024
Current tax expense (benefit)
Federal	$5,496	$2,567
State	296	122
Total current tax expense (benefit)	5,792	2,689
Deferred tax expense (benefit)
Federal	(698)	(437)
State	(53)	(36)
Total deferred tax expense (benefit)	(751)	(473)
Total income tax provision	$5,041	$2,216

Income taxes paid were as follows:

(Dollars in thousands)	2025	2024
Federal	$5,220	$1,700
Other	125	159
Total	$5,345	$1,859

The temporary differences which give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(Dollars in thousands)
Deferred Tax Assets	2025	2024
Allowance for credit losses	$4,591	$3,810
Deferred compensation	1,014	951
Purchase accounting	—	20
Accumulated other comprehensive loss	5,739	9,439
Lease liabilities	836	920
Other	634	605
Total gross deferred tax assets	12,814	15,745

Deferred Tax Liabilities
Depreciation	2,828	2,936
Right-of-use asset	796	886
Joint ventures and partnerships	56	48
Pension	827	663
Deferred loan fees and costs, net	426	381
Total gross deferred tax liabilities	4,933	4,914
Net deferred tax asset	$7,881	$10,831

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

For the years ended December 31, 2025 and 2024, the income tax provisions are different from the tax expense which would be computed by applying the Federal statutory rate to pretax operating earnings. The Federal statutory rate was 21% for 2025 and 2024. A reconciliation between the tax provision at the statutory rate and the tax provision at the effective tax rate is as follows:

	For the Years Ended December 31
(Dollars in thousands)	2025	%	2024	%
Tax provision at statutory rate	$5,516	21.0%	$2,796	21.0%
State income taxes, net of federal tax effect (1)	215	0.8%	81	0.6%
Nontaxable or nondeductible items
Nontaxable interest income	(831)	-3.2%	(881)	-6.6%
Appreciation in cash surrender value of life insurance	(90)	-0.3%	(107)	-0.8%
Disallowed interest expense	290	1.1%	323	2.4%
Share-based compensation	(26)	-0.1%	12	0.1%
Other nondeductible expenses	(33)	-0.1%	(8)	-0.1%
Income tax provision	$5,041	19.2%	$2,216	16.6%

(1) The State of Maryland made up the majority (greater than 50%) of the tax effect in this category

The Corporation recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense for all periods presented. No penalties or interest were recognized in 2025 or 2024. The Corporation had no uncertain tax positions at December 31, 2025. The Corporation is no longer subject to U.S. Federal and state examinations by tax authorities for the years before 2022.

Note 15. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive loss included in shareholders' equity at December 31 are as follows:

	For the Years Ended December 31
	2025	2024

Net unrealized losses on debt securities	$(26,717)	$(43,149)
Tax effect	5,611	9,061
Ending balance	$(21,106)	$(34,088)

Accumulated pension adjustment	$(611)	$(1,797)
Tax effect	128	377
Net of tax amount	$(483)	$(1,420)

Total accumulated other comprehensive loss	$(21,589)	$(35,508)

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. At December 31, 2025, the Corporation had posted cash collateral of $6.5 million to a counterparty, reported in interest-bearing deposits in other banks on the Consolidated Balance Sheet.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2025 and 2024:

	Fair Value of Derivative Instruments
	Derivative Liabilities
(Dollars in thousands)	As of December 31, 2025			As of December 31, 2024
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$100,344	Other Assets	$124	$111,087	Other Assets	$2,275
Total derivatives designated as hedging instruments			$124			$2,275

Derivatives not designated as hedging instruments
Other Contracts	$5,853	Other Liabilities	$—	$6,064	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement as of December 31, 2025 and 2024:

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2025	2024
Interest rate swaps	Investment income	$714	$212

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of December 31, 2025 and 2024:

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)		Year Ended December 31
		2025	2024
Other Contracts	Other income	$-	$1

The table below presents the carrying amount of the derivative financial instruments as of December 31, 2025 and 2024:

	Carrying amount of the hedged items		Cumulative amount of fair value hedging instruments
(Dollars in thousands)	Year Ended December 31		Year Ended December 31
	2025	2024	2025	2024
Investment securities, AFS (1)	$104,042	$112,261	$(101)	$(2,300)

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period. At December 31, 2025, the fair value of the closed portfolio used in these hedging relationships was $103.3 million and the notional amount was $121.3 million.

Note 17. Benefit Plans

The Bank has a 401(k) plan which includes an auto enrollment feature and covers all employees of the Bank who have completed four months of service. Employee contributions to the plan are matched at 100% up to 4% of each participant’s deferrals plus 50% of the next 2% of deferrals from participants’ eligible compensation. Under this plan, the maximum amount of employee contributions in any given year is defined by Internal Revenue Service regulations. In addition, a 100% discretionary profit-sharing contribution of up to 2% of each employee’s eligible compensation is possible provided net income targets are achieved. The related expense for the 401(k) plan, and the discretionary profit-sharing plan was $1.6 million in 2025 and $1.3 million in 2024. This expense is recorded in the Salary and employee benefits line of the Consolidated Statements of Income.

The Bank has a noncontributory defined benefit pension plan covering employees hired prior to April 1, 2007 and the plan was closed to new participants on this date. Benefits are based on years of service and the employee’s compensation using a career average formula. The Bank’s funding policy is to contribute the annual amount required to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. Employees who are eligible for pension benefits may elect to receive an annuity style payment or a lump-sum payout of their pension benefits. Pension service costs are recorded in Salary and benefits expense while all other components of net periodic pension costs are recorded in other expense. For the next fiscal year, the estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs is $104 thousand. The Bank uses December 31 as the measurement date for its pension plan.

The Bank’s Pension Committee reviews and determines all the assumptions used to determine the benefit obligations and expense annually. Historical investment returns play a significant role in determining the expected long-term rate of return on Plan assets.

The following table sets forth the plan’s funded status, based on the 2025 and 2024 actuarial valuations:

	For the Years Ended December 31
(Dollars in thousands)	2025	2024
Change in projected benefit obligation
Benefit obligation at beginning of measurement year	$13,248	$13,129
Service cost	212	219
Interest cost	796	769
Actuarial (gain) loss	(26)	(14)
Benefits paid	(899)	(855)
Benefit obligation at end of measurement year	13,331	13,248

Change in plan assets
Fair value of plan assets at beginning of measurement year	14,521	13,962
Actual return on plan assets net of expenses	1,893	1,414
Employer contribution	1,000	—
Benefits paid	(899)	(855)
Fair value of plan assets at end of measurement year	16,515	14,521

Funded status of projected benefit obligation	$3,184	$1,273

	For the Years Ended December 31
	2025	2024
Assumptions used to determine benefit obligations:
Discount rate	6.14%	6.32%
Rate of compensation increase	4.00%	5.00%
Expected long-term return on plan assets	6.50%	6.00%

(Dollars in thousands)
Amounts recognized in accumulated other comprehensive	For the Years Ended December 31
income (loss), net of tax	2025	2024
Net actuarial loss	$(611)	$(1,797)
Tax effect	128	377
Net amount recognized in accumulated other comprehensive loss	$(483)	$(1,420)

(Dollars in thousands)	For the Years Ended December 31
Components of net periodic pension cost	2025	2024
Service cost	$212	$219
Interest cost	796	769
Expected return on plan assets	(823)	(863)
Recognized net actuarial loss	91	43
Total net periodic pension cost	$276	$168

	For the Years Ended December 31
	2025	2024
Assumptions used to determine net periodic benefit cost:
Discount rate	6.32%	5.96%
Rate of compensation increase	5.00%	6.00%
Expected long-term return on plan assets	6.00%	6.00%

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

The following table sets forth, by level within the fair value hierarchy, the Plan's investments at fair value as of December 31, 2025 and 2024. For more information on the levels within the fair value hierarchy, please refer to Note 22.

(Dollars in Thousands)	December 31, 2025
Asset Description	Allocations	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	2%	$336	$336	$—	$—
Equity securities	27%	4,474	4,474	—	—
Corporate bonds	15%	2,515	—	2,515	—
Municipal bonds	18%	2,952	—	2,952	—
Investment fund - debt	15%	2,460	2,460	—	—
Investment fund - equity	20%	3,260	3,260	—	—
Deposit in immediate participation guarantee contract	3%	505	505	—	—
Cash surrender value of life insurance	—	13	—	—	13
Total assets	100%	$16,515	$11,035	$5,467	$13

(Dollars in Thousands)	December 31, 2024
Asset Description	Allocations	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	3%	$473	$473	$—	$—
Equity securities	29%	4,256	4,256	—	—
Corporate bonds	17%	2,470	—	2,470	—
Municipal bonds	24%	3,469	—	3,469	—
Investment fund - debt	6%	856	856	—	—
Investment fund - equity	18%	2,623	2,623	—	—
Deposit in immediate participation guarantee contract	2%	361	361	—	—
Cash surrender value of life insurance	—	13	—	—	13
Total assets	100%	$14,521	$8,569	$5,939	$13

The following table sets forth a summary of the changes in the fair value of the Plan's level 3 investments for the years ended December 31, 2025 and 2024:

	Cash Value of Life Insurance
	December 31
(Dollars in thousands)	2025	2024
Balance at the beginning of the period	$13	$13
Unrealized gain (loss) relating to investments held at the reporting date	—	—
Purchases, sales, issuances and settlement, net	—	—
Balance at the end of the period	$13	$13

Contributions

The Bank does not expect to make any contributions in 2026.

Estimated future benefit payments at December 31, 2025 (Dollars in Thousands)

2026	$1,627
2027	1,685
2028	1,139
2029	837
2030	1,033
2031-2035	4,910

Note 18. Stock Based Compensation

In 2024, Corporation adopted the Employee Stock Purchase Plan of 2004 (ESPP). Under this plan, eligible employees were granted options to purchase shares of the Corporation’s common stock over a one-year period, at a 10% discount to the fair market value of a share on the day the option was granted and was considered a non-compensatory plan. This plan expired in 2025, and no options awarded under this plan are outstanding as of December 31, 2025.

In 2025, shareholders approved and the Corporation adopted the Employee Stock Purchase Plan of 2025. Under the ESPP of 2025, participating employees may purchase common stock of the Corporation at a discount (not to exceed 15%) to the lower of the fair market value of a share at the first trading day of the offering period or the last trading day of the offering period. Employee participation is voluntary. The Corporation reserved 250,000 shares of its common stock for the ESPP of 2025.

The following table summarizes activity for the ESPP of 2025 for the year ended December 31, 2025:

Employee Stock Purchase Plan - 2025

(Dollars in thousands except share and per share data)	2025
Shares purchased	1,504
Weighted average purchase price per share	$$34.56
Compensation expense recognized	$10

Shares available for future issuance under the ESPP at December 31, 2025	248,496

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

The incentive stock options (ISO) awarded under the Stock Plan and outstanding at December 31, 2025 are all exercisable. The ISO options expire 10 years from the grant date. The following table summarizes the activity in the Stock Plan:

Incentive Stock Options
		Weighted Average	Aggregate
(Dollars in thousands except share and per share data)	ISOP	Price Per Share	Intrinsic Value
Balance Outstanding at December 31, 2023	70,454	$28.84	$191
Granted	—	—
Exercised	(6,375)	22.05
Forfeited	—	—
Balance Outstanding at December 31, 2024	64,079	$29.51	$25
Granted	—	—
Exercised	(33,479)	27.32
Forfeited	—	—
Balance Outstanding at December 31, 2025	30,600	$31.90	$560

The following table provides information about the options outstanding at December 31, 2025:

	Options	Weighted	Weighted
	Outstanding	Exercise Price	Average Remaining
Stock Option Plan	and Exercisable	per share	Life (years)
Incentive Stock Options	1,500	21.27	0.2
Incentive Stock Options	11,700	30.00	1.2
Incentive Stock Options	17,400	34.10	2.2
ISO Total/Average	30,600	$31.90	1.7

The following table provides information about the restricted stock plan at December 31, 2025:

		Weighted Average
Restricted Shares	Restricted	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	18,507	$32.40
Granted	26,001	31.64
Vested	(16,652)	31.56
Forfeited	—	32.48
Nonvested as of December 31, 2024	27,856	$32.53
Granted	20,748	38.01
Vested	(27,801)	31.81
Forfeited	—	—
Nonvested as of December 31, 2025	20,803	$33.11

Shares available for future grants under the Stock Plan at December 31, 2025	206,792

Restricted shares awarded under the Stock Plan fully vest in one year for awards to Directors and ratably over three years for awards to other eligible employees. Compensation expense is based on the grant date fair value and was $819 thousand in 2025 and $634 in 2024. The amount of unrecognized compensation expense for restricted shares was $356 thousand at December 31, 2025.

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

Note 20. Shareholders’ Equity

The Board of Directors, from time to time, authorizes the repurchase of the Corporation’s $1.00 par value common stock. The repurchased shares will be held as Treasury shares available for issuance in connection with future stock dividends and stock splits, employee benefit plans, executive compensation plans, the Dividend Reinvestment Plan (DRIP) and other appropriate corporate purposes. The term of the repurchase plans is normally one year. The Corporation held 229,823 and 283,610 treasury shares at cost at December 31, 2025 and 2024, respectively.

The following table provides information about the Corporation’s stock repurchase activity under an approved plan:

			Shares Repurchased
Plan Date	Authorized	Expiration	2025	2024
1/16/2025	150,000 shares	12/31/2025	19,300	—

The Corporation’s DRIP allows for shareholders to purchase additional shares of the Corporation’s common stock by reinvesting cash dividends paid on their shares or through optional cash payments. The Corporation has authorized one million (1,000,000) shares of its currently authorized but not outstanding common stock to be issued under the plan or it may issue from Treasury shares. The DRIP added $1.2 million to capital during 2025. This total was comprised of $1.0 million from the reinvestment of quarterly dividends and $213 thousand of optional cash purchases. During 2025, 29,687 shares of common stock were purchased through the DRIP and 128,518 shares remain to be issued. In December 2025, an open market repurchase plan was approved to repurchase 150,000 shares over a one-year period.

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

The Bank had the following outstanding commitments as of December 31:

(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk	2025	2024
Commercial commitments to extend credit	$300,228	$328,806
Consumer commitments to extend credit (secured)	153,183	135,776
Consumer commitments to extend credit (unsecured)	7,083	5,352
	$460,494	$469,934
Standby letters of credit	$29,880	$28,815

ACL - Unfunded Commitments (1)	$1,899	$2,030
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

In management’s opinion, we do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party will have a material adverse effect on our financial position. We cannot now determine, however, whether or not any claim asserted against us will have a material adverse effect on our results of operations in any future reporting period, which will depend on, amount other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at December 31, 2025, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2025 and 2024.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in 2025. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in Thousands)		Fair Value at December 31, 2025
Asset Description	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,263	—	—	33,263
Municipal		—	137,839	—	137,839
Corporate		—	14,675	—	14,675
Agency MBS & CMO		—	129,860	—	129,860
Non-Agency MBS & CMO		—	111,668	—	111,668
Asset-backed			27,281	—	27,281
Total available for sale securities	Recurring	$33,263	$421,323	$—	$454,586
Collateral dependent loans (1)	Nonrecurring	—	—	6,227	6,227
Derivatives	Recurring	—	124	—	124

(Dollars in Thousands)		Fair Value at December 31, 2024
Asset Description		Level 1	Level 2	Level 3	Total
Equity securities, at fair value	Recurring	$166	$—	$—	$166

Available for sale:
U.S. Treasury		31,797	—	—	31,797
Municipal		—	133,592	—	133,592
Corporate		—	24,224	—	24,224
Agency MBS & CMO		—	138,742	—	138,742
Non-Agency MBS & CMO		—	149,170	—	149,170
Asset-backed			31,079		31,079
Total available for sale securities	Recurring	$31,963	$476,807	$—	$508,770
Collateral dependent loans (1)	Nonrecurring	—	—	380	380
Derivatives	Recurring	—	2,275	—	2,275

(1)Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The Corporation did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis at December 31, 2025 and 2024. For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending December 31, 2025 and 2024.

The following table presents additional quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.

(Dollars in Thousands)	Quantitative Information about Level 3 Fair Value Measurements

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$6,227	Appraisal	Appraisal Adjustment on
			Real estate assets	20%
			Cost to sell	10%

Collateral Dependent (1)	$-	Appraisal	Business assets	100%
			Cost to sell	0%

				Range
December 31, 2024	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$380	Appraisal	Appraisal Adjustment on
			Real estate assets	100% (100%)
			Cost to sell	10%

(1)This loan has a carrying value of $290 thousand and a specific reserve of $290 thousand.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	December 31, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$127,721	$127,721	$127,721	$—	$—
Long-term interest-earnings deposits in other banks	999	999	999
Loans held for sale	18,929	19,161	—	19,161	—
Net loans	1,540,583	1,537,281	—	—	1,537,281
Accrued interest receivable	8,084	8,084	—	—	8,084

Financial liabilities:
Deposits	$1,835,772	$1,835,884	$—	$1,835,884	$—
FHLB Advances	200,000	201,732		201,732
Subordinate notes	10,845	9,532	—	9,532	—
Accrued interest payable	3,852	3,852	—	3,852	—

	December 31, 2024
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$203,613	$203,613	$203,613	$—	$—
Long-term interest-earnings deposits in other banks	1,499	1,499	1,499
Loans held for sale	2,470	2,470	—	2,470	—
Net loans	1,380,424	1,351,450	—	—	1,351,450
Accrued interest receivable	7,348	7,348	—	—	7,348

Financial liabilities:
Deposits	$1,815,647	$1,814,479	$—	$1,814,479	$—
FHLB Advances	200,000	200,883		200,883
Subordinate notes	19,699	18,032	—	18,032	—
Accrued interest payable	4,689	4,689	—	4,689	—

Note 23. Parent Company (Franklin Financial Services Corporation) Condensed Financial Information

Balance Sheets

	December 31
(Dollars in thousands)	2025	2024
Assets:
Cash and cash equivalents	$173	$9,137
Investment securities	—	166
Equity investment in subsidiaries	184,590	153,410
Other assets	1,400	1,704
Total assets	$186,163	164,417

Liabilities:
Subordinate notes	$10,845	$19,699
Other liabilities	76	2
Total liabilities	10,921	19,701
Shareholders' equity	175,242	144,716
Total liabilities and shareholders' equity	$186,163	$164,417

Statements of Income

	Years Ended December 31
(Dollars in thousands)	2025	2024
Income:
Dividends from Bank subsidiary	$7,350	$5,956
Change in fair value of equity securities	(7)	209
Dividends	—	7
	7,343	6,172
Expenses:
Interest expense	1,281	1,050
Operating expenses	2,261	1,932
Income before income taxes and equity in undistributed income of subsidiaries	3,801	3,190
Income tax benefit	817	568
Equity in undistributed income of subsidiaries	16,608	7,341
Net income	21,226	11,099
Other comprehensive income/(loss) of subsidiary	13,919	5,432
Comprehensive income (loss)	$35,145	$16,531

Statements of Cash Flows

	Years Ended December 31
(Dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$21,226	$11,099
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed (income) of subsidiary	(16,608)	(7,341)
Stock option compensation	819	634
Change in fair value of equity security	7	(209)
Increase in other assets/liabilities	30	(531)
Net cash provided by operating activities	5,474	3,652

Cash flows from financing activities
Dividends paid	(5,845)	(5,629)
Redemption of subordinate notes	(9,000)	—
Cash received from option exercises	286	122
Common stock issued under dividend reinvestment plan	1,225	1,749
Treasury stock purchase	(1,104)	(827)
Net cash (used in) provided by financing activities	(14,438)	(4,585)
(Decrease) increase in cash and cash equivalents	(8,964)	(933)
Cash and cash equivalents as of January 1	9,137	10,070
Cash and cash equivalents as of December 31	$173	$9,137

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

The following table presents Wealth Management Fees for December 31, 2025 and 2024:

	For the Twelve Months Ended
(Dollars in thousands)	December 31,
Wealth Management Fees	2025	2024

Asset Management Fees	$8,420	$7,760
Estate Management Fees	458	508
Commissions	291	270
Total	$9,169	$8,538

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

Community Banking Segment. Pretax profit or loss is used to assess the performance of this segment by monitoring net interest income, fee income and noninterest expense. In this segment, interest income on loans and securities, and banking service fees are the primary source of revenue. Interest expense, the provision for credit losses, and salaries and benefits are the primary expenses.

Wealth Management Segment. Pretax profit or loss is used to assess the performance of the this segment by monitoring fee income and operating expense, and by assets under management. In this segment, fees from assets under management are the primary source of revenue, while salaries and benefits are the primary expense.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Reportable Segments			Reportable Segments
(Dollars in thousands)	Wealth	Community Banking	Consolidated Total	Wealth	Community Banking	Consolidated Total

Interest income - loans, including fees	$—	$87,226	$87,226	$—	$73,996	$73,996
Interest income - investments	—	19,504	19,504	—	18,211	18,218
Interest income - interest-earning deposits in other banks	—	7,641	7,641	—	9,237	9,237
Wealth fee income	9,169	—	9,169	8,538	—	8,538
Total segment income	$9,169	$114,371	$123,540	$8,538	$101,444	$109,989

Reconciliation of revenue
Other revenue - not allocated to a segment			10,007			5,141
Total consolidated revenue			$133,547			$115,130

Less:
Interest expense - deposits	$—	$34,694	$34,694	$—	$30,906	$30,906
Interest expense - other borrowings	—	8,750	10,031	—	11,981	13,031
Provision for credit losses	—	2,899	2,899	—	1,983	1,983
Salary and benefit expense	4,018	31,311	35,329	3,829	28,923	32,752
Segment profit	$5,151	$36,717	$50,594	$4,709	$27,651	$36,458

Other expenses - not allocated to a segment			24,327			23,143

Income before taxes			$26,267			$13,315

Other segment disclosures
Net occupancy	$482	$4,300	$4,782	$524	$4,059	$4,583
Data processing	$185	$5,932	$6,117	$198	$5,606	$5,804

Total assets for reportable segments	$1,413	$2,236,154	$2,239,018	$1,555	$2,194,365	$2,197,841

Note 26. Tax Credit Investments

The Corporation has invested in various solar tax credit limited partnerships or LLCs. These partnerships develop, build and operate solar renewable energy projects. Over the course of these investments, the Corporation expects to receive federal tax credits, tax-related benefits and excess cash distributions, if available. At December 31, 2025, the balance of these investments was ($312) thousand. The Corporation has no unfunded commitments to these projects.

During the years ended December 31, 2025 and 2024, the Corporation recognized other income, net of amortization of $356 thousand and $447 thousand, respectively, reported in Other Noninterest Income on the consolidated statements of income. Additionally, the Corporation recognized $19 thousand in federal income tax credits for 2025 and $122 thousand for 2024. The tax benefits from these investments is generally recognized over six years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, Management concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting is effective based on those criteria.

Crowe LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2025, which is included herein.

There were no changes during the fourth quarter of 2025 in the Corporation’s internal control over financial reporting which materially affected, or which are reasonably likely to affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to the directors and executive officers of the Corporation is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Information about Nominees and Continuing Directors” and under the heading “ADDITIONAL INFORMATION – Key Employees” appearing in the Corporation's 2026 proxy statement.

The information required by this item relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the heading “ADDITIONAL INFORMATION - Delinquent Section 16(a) Filings” appearing in the Corporation's 2026 proxy statement.

The information required by this item relating to the Corporation's code of ethics is incorporated herein by reference to the information set forth under the heading “CORPORATE GOVERNANCE POLICIES, PRACTICES AND PROCEDURES” appearing in the Corporation's 2026 proxy statement. The Corporation will file on Form 8-K any amendments to, or waivers from, the code of ethics applicable to any of its directors or executive officers.

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

Item 11. Executive Compensation

The information required by this item relating to executive and director compensation is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION” and “Proposal 1 – Election of Directors – 2025 Director Compensation” appearing in the Corporation's 2026 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to securities authorized for issuance under executive compensation plans is incorporated herein by reference to the information set forth under the heading “EXECUTIVE COMPENSATION – Compensation Tables and Additional Compensation Disclosure” appearing in the Corporation's 2026 proxy statement.

The information required by this item relating to security ownership of certain beneficial owners is incorporated herein by reference to the information set forth under the heading “GENERAL INFORMATION - Voting of Shares and Principal Holders Thereof'” appearing in the Corporation's 2026 proxy statement.

The information required by this item relating to security ownership of management is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS – Common Stock Ownership of Directors, Nominees and Executive Officers” appearing in the Corporation's 2026 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to director independence is incorporated herein by reference to the information set forth under the heading “ELECTION OF DIRECTORS - Director Independence” and under the heading “ADDITIONAL INFORMATION - Transactions with Related Persons” appearing in the Corporation's 2026 proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item relating to principal accountant fees and services is incorporated herein by reference to the information set forth under the heading “RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” appearing in the Corporation's 2026 proxy statement.

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

(3) The following exhibits are part of this report:

Item	Description
3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.)
3.2	Bylaws of the Corporation (Filed Exhibit 99.2 of Current Report on Form 8-K as filed with the Commission on January 20, 2026 and incorporated herein by reference.)
4.	Instruments defining the rights of securities holders, including indentures, are contained in the Articles of Incorporation (Exhibit 3.1) and Bylaws (Exhibit 3.2)
10.1	Deferred Compensation Agreements with Bank Directors* (Filed as Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.2	Director’s Deferred Compensation Plan* (Filed as Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.)
10.3	Senior Management Annual Incentive Plan*- filed herewith
10.4	Senior Management and Directors Incentive Stock Plan* - filed herewith
10.5	Incentive Stock Option Plan of 2013 (Filed as Exhibit 10.1 to Registration Statement No. 333-193655 on Form S-8 filed January 30, 2014 and incorporated herein by reference)*
10.6	2019 Omnibus Stock Incentive Plan (Filed as Appendix A to the Definitive Proxy statement on Schedule 14A as filed with the Commission on March 18, 2019 and incorporated herein by reference.)*
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

14	Code of Ethics posted on the Corporation’s website
19	Insider Trading Policy (filed as Exhibit 19 to Annual Report on form 10-K for the year ended December 31, 2024 and incorporated herein by reference)
21	Subsidiaries of Corporation - filed herewith
23.1	Consent of Crowe LLP – filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) – filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) – filed herewith
32.1	Section 1350 Certification (Chief Executive Officer) – filed herewith
32.2	Section 1350 Certification (Chief Financial Officer) – filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation (Clawback) (Filed as Exhibit 97 to Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)
101	Interactive Data File (XBRL)

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
By: /s/ Craig W. Best
Craig W. Best
Chief Executive Officer

Dated: March 13, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Warren Elliott	Chairman of the Board and Director	March 13, 2026
G. Warren Elliott

/s/ Craig W. Best	Chief Executive Officer, President and Director	March 13, 2026
Craig W. Best	(Principal Executive Officer)

/s/ Mark R. Hollar	Treasurer and Chief Financial Officer	March 13, 2026
Mark R. Hollar	(Principal Financial and Accounting Officer)

/s/ Martin R. Brown	Director	March 13, 2026
Martin R. Brown

/s/ Kevin W. Craig	Director	March 13, 2026
Kevin W. Craig

/s/ Gregory A. Duffey	Director	March 13, 2026
Gregory A. Duffey

/s/ Daniel J. Fisher	Director	March 13, 2026
Daniel J. Fisher

/s/ Stanley J. Kerlin	Director	March 13, 2026
Stanley J. Kerlin

/s/ Donald H. Mowery	Director	March 13, 2026
Donald H. Mowery

/s/ Kimberly M. Rzomp	Director	March 13, 2026
Kimberly M. Rzomp

/s/ Gregory I. Snook	Director	March 13, 2026
Gregory I. Snook