Form 10-Q
period 2026-03-31
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2026-05-11
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 4,493,032 outstanding shares of the Registrant’s common stock as of April 30, 2026.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$23,976	$22,446
Short-term interest-earning deposits in other banks	186,801	105,275
Total cash and cash equivalents	210,777	127,721
Long-term interest-earning deposits in other banks	750	999
Debt securities available for sale, at fair value	436,483	454,586
Restricted stock	8,897	8,897
Loans held for sale	1,850	18,929
Loans	1,572,426	1,561,238
Allowance for credit losses	(20,729)	(20,655)
Net Loans	1,551,697	1,540,583
Premises and equipment, net	26,739	27,138
Right of use asset	4,199	3,657
Bank owned life insurance	22,384	23,207
Goodwill	9,016	9,016
Deferred tax asset, net	8,328	7,881
Other assets	16,398	16,404
Total assets	$2,297,518	$2,239,018

Liabilities
Deposits
Noninterest-bearing checking	$331,658	$310,251
Money management, savings, and interest checking	1,319,494	1,301,198
Time	238,558	224,323
Total deposits	1,889,710	1,835,772
Federal Home Loan Bank advances	200,000	200,000
Subordinate notes	10,850	10,845
Lease liability	4,392	3,840
Other liabilities	13,822	13,319
Total liabilities	2,118,774	2,063,776

Commitments and contingent liabilities (see Note 16)

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,493,002 shares outstanding at March 31, 2026 and
4,710,972 shares issued and 4,481,149 shares outstanding at December 31, 2025	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	43,776	43,932
Retained earnings	160,001	154,844
Accumulated other comprehensive loss	(23,265)	(21,589)
Treasury stock, 217,970 shares at March 31, 2026 and 229,823 shares at
December 31, 2025, at cost	(6,479)	(6,656)
Total shareholders' equity	178,744	175,242
Total liabilities and shareholders' equity	$2,297,518	$2,239,018

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended
(Dollars in thousands, except per share data) (unaudited)	March 31,
	2026	2025
Interest income
Loans, including fees	$22,567	$19,864
Interest and dividends on investments:
Taxable interest	3,616	4,825
Tax exempt interest	266	270
Dividend income	202	191
Interest-earning deposits in other banks	1,119	1,908
Total interest income	27,770	27,058
Interest expense
Deposits	6,887	9,030
FHLB overnight borrowings and advances	2,157	2,158
Subordinate notes	205	264
Total interest expense	9,249	11,452
Net interest income	18,521	15,606
Provision for credit losses - loans	202	750
Provision for credit losses - unfunded commitments	19	29
Total provision for credit losses	221	779
Net interest income after credit loss expense	18,300	14,827
Noninterest income
Wealth management fees	2,306	2,215
Loan service charges	238	209
Gain on sale of loans	318	109
Deposit service charges and fees	647	605
Other service charges and fees	482	483
Debit card income	618	558
Increase in cash surrender value of life insurance	132	115
Change in fair value of equity securities	—	(7)
Other	619	275
Total noninterest income	5,360	4,562
Noninterest Expense
Salaries	6,237	6,176
Employee benefits	2,788	2,330
Net occupancy	1,241	1,225
Marketing and advertising	426	433
Legal and professional	695	527
Data processing	1,540	1,557
Pennsylvania bank shares tax	254	160
FDIC Insurance	483	545
ATM/debit card processing	377	340
Telecommunications	135	106
Other	1,177	1,178
Total noninterest expense	15,353	14,577
Income before income taxes	8,307	4,812
Income tax expense	1,670	890
Net income	$6,637	$3,922
Per share
Basic earnings per share	$1.48	$0.88
Diluted earnings per share	$1.48	$0.88

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended
	March 31,
(Dollars in thousands) (unaudited)	2026	2025
Net Income	$6,637	$3,922

Debt Securities:
Unrealized gains (loss) arising during the period	(2,020)	6,523
Reclassification adjustment for gains (loss) realized in income on fair value hedge (1)	(101)	(1,900)
Net unrealized gains (loss)	(2,121)	4,623
Tax effect	445	(971)
Net of tax amount	(1,676)	3,652

Total Comprehensive Income (Loss)	$4,961	$7,574

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2026 and 2025

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2026	4,481,149	$4,711	43,932	$154,844	$(21,589)	$(6,656)	$175,242
Net income		—	—	6,637	—	—	6,637
Other comprehensive gain		—	—	—	(1,676)	—	(1,676)
Cash dividends declared, $0.33 per share		—	—	(1,480)	—	—	(1,480)
Acquisition of treasury stock	(9,753)	—	52	—	—	(457)	(405)
Treasury shares issued under dividend reinvestment plan	5,064	—	115	—	—	149	264
Stock Compensation Plans:
Treasury shares issued	16,542	—	(479)	—	—	485	6
Compensation expense		—	156	—	—	—	156
Balance at March 31, 2026	4,493,002	$4,711	$43,776	$160,001	$(23,265)	$(6,479)	$178,744

Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	3,922	—	—	3,922
Other comprehensive gain		—	—	—	3,652	—	3,652
Cash dividends declared, $0.32 per share		—	—	(1,418)	—	—	(1,418)
Acquisition of treasury stock	(3,922)	—	—	—	—	(142)	(142)
Treasury shares issued under dividend reinvestment plan	12,352	—	107	—	—	337	444
Stock Compensation Plans:
Treasury shares issued	18,590	—	(485)	—	—	508	23
Compensation expense		—	194	—	—	—	194
Balance at March 31, 2025	4,454,382	$4,711	$43,607	$141,967	$(31,856)	$(7,038)	$151,391

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$6,637	$3,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	537
Net amortization of loans and investment securities	112	71
Amortization of subordinate debt issuance costs	5	11
Provision for credit losses	221	779
Loss on sale of equity securities	—	7
Loans originated for sale	(11,103)	(6,986)
Proceeds from sale of loans	28,500	7,774
Gain on sale of loans held for sale	(318)	(109)
Gain on sale of premise	(33)	—
Increase in cash surrender value of life insurance	(132)	(115)
Gain from claims on life insurance policies	(351)	—
Stock based compensation	156	194
Net (decrease) increase in other assets	(567)	1,607
Net increase in other liabilities	455	1,131
Net cash provided by operating activities	24,095	8,823
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	249	250
Proceeds from maturities, calls and pay-downs of securities available for sale	17,214	19,643
Purchase of investment securities available for sale	(1,203)	—
Decrease in restricted stock	—	10
Net increase in loans	(11,642)	(58,135)
Proceeds from surrender of life insurance policies	1,306	—
Proceeds from sale of equity securities	—	161
Proceeds from sale of premises	830	—
Capital expenditures	(116)	(246)
Net cash provided by (used in) investing activities	6,638	(38,317)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	39,703	56,305
Net increase (decrease) in time deposits	14,235	(4,375)
Dividends paid	(1,480)	(1,418)
Purchase of Treasury shares	(405)	(142)
Cash received from option exercises	6	23
Treasury shares issued under dividend reinvestment plan	264	444
Net cash provided by financing activities	52,323	50,837
Increase in cash and cash equivalents	83,056	21,343
Cash and cash equivalents at the beginning of the period	127,721	203,613
Cash and cash equivalents at the end of the period	$210,777	$224,956
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$9,303	$12,146
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	692	131

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of March 31, 2026, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2025 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share data)	2026	2025
Weighted average shares outstanding (basic)	4,474	4,436
Impact of common stock equivalents	12	15
Weighted average shares outstanding (diluted)	4,486	4,451
Anti-dilutive options excluded from calculation	—	—
Net income	$6,637	$3,922
Basic earnings per share	$1.48	$0.88
Diluted earnings per share	$1.48	$0.88

Note 2. Recent Accounting Pronouncements

Recently adopted accounting standards

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
Effect on the Consolidated Financial Statements

The Corporation adopted the ASU retrospectively in 2025. The adoption of this standard resulted in additional disclosures in the Corporation's Consolidated Financial Statements, but it did not materially impact the Corporation's results of operations.

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

Effective Date	Effective beginning January 1, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have a significant impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025

Net unrealized (losses) gains on debt securities	$(28,838)	$(26,717)
Tax effect	6,057	5,611
Net of tax amount	$(22,782)	$(21,106)

Accumulated pension adjustment	$(611)	$(611)
Tax effect	128	128
Net of tax amount	$(483)	$(483)

Total accumulated other comprehensive (loss) income	$(23,265)	$(21,589)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of March 31, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2026	cost	gains	losses	Value
U.S. Treasury	$35,802	$—	$(2,713)	$33,089
Municipal	153,992	—	(17,185)	136,807
Corporate	11,690	—	(765)	10,925
Agency MBS & CMO	133,388	122	(6,276)	127,234
Non-Agency MBS & CMO	104,004	295	(2,069)	102,230
Asset-backed	26,445	95	(342)	26,198
Total	$465,321	$512	$(29,350)	$436,483

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2025	cost	gains	losses	value
U.S. Treasury	$35,880	$—	$(2,617)	$33,263
Municipal	154,301	—	(16,462)	137,839
Corporate	15,536	—	(861)	14,675
Agency MBS & CMO	135,308	136	(5,584)	129,860
Non-Agency MBS & CMO	112,860	477	(1,669)	111,668
Asset-backed	27,519	78	(316)	27,281
Total	$481,404	$691	$(27,509)	$454,586

At March 31, 2026 and December 31, 2025, the fair value of debt securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $343.4 million and $353.5 million, respectively. The Bank has no investment in a single obligor that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$994	$991
Due after one year through five years	58,130	54,364
Due after five years through ten years	84,780	74,365
Due after ten years	57,580	51,101
	201,484	180,821
MBS, CMO & ABS	263,837	255,662
Total	$465,321	$436,483

Credit Impairment:

The debt securities portfolio contained 464 securities in an unrealized loss position having a fair value of $393.9 million, with $29.4 million in unrealized losses at March 31, 2026, an increase of $1.8 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at March 31, 2026 and December 31, 2025, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,089	$(2,713)	13	$33,089	$(2,713)	13
Municipal	880	(124)	2	135,927	(17,061)	164	136,807	(17,185)	166
Corporate	991	(2)	1	9,934	(763)	20	10,925	(765)	21
Agency MBS & CMO	35,483	(710)	23	80,663	(5,566)	157	116,146	(6,276)	180
Non-Agency MBS & CMO	54,212	(776)	16	25,433	(1,293)	32	79,645	(2,069)	48
Asset-backed	2,447	(13)	4	14,858	(329)	32	17,305	(342)	36
Total unrealized losses	$94,013	$(1,625)	46	$299,904	$(27,725)	418	$393,917	$(29,350)	464

	December 31, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,263	$(2,617)	13	$33,263	$(2,617)	13
Municipal	1,683	(192)	4	136,156	(16,270)	162	137,839	(16,462)	166
Corporate	986	(6)	1	13,389	(855)	26	14,375	(861)	27
Agency MBS & CMO	776	(2)	10	118,183	(5,582)	170	118,959	(5,584)	180
Non-Agency MBS & CMO	1,870	(3)	3	74,365	(1,666)	40	76,235	(1,669)	43
Asset-backed	2,768	(18)	5	15,538	(298)	32	18,306	(316)	37
Total unrealized losses	$8,083	$(221)	23	$390,894	$(27,288)	443	$398,977	$(27,509)	466

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

Loans to governmental municipalities are also included in the Commercial class. These loans include general obligation notes, indicating that the loan is secured by the “full faith and credit” of the municipal government thereby pledging its taxing authority, and revenue backed loans to a municipal authority secured by revenue from a specific source. These loans generally present less risk than other Commercial & Industrial (C&I) loans.

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

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Residential real estate 1-4 family
Consumer first liens	$225,743	$213,440
Commercial first lien	62,678	63,457
Total first liens	288,421	276,897

Consumer junior liens and lines of credit	86,183	84,650
Commercial junior liens and lines of credit	7,207	6,839
Total junior liens and lines of credit	93,390	91,489
Total residential real estate 1-4 family	381,811	368,386

Residential real estate - construction
Consumer	32,428	29,609
Commercial	24,385	24,516
Total residential real estate construction	56,813	54,125

Commercial real estate	909,067	903,571
Commercial	214,007	225,499
Total commercial	1,123,074	1,129,070

Consumer	10,728	9,657
	1,572,426	1,561,238
Less: Allowance for credit losses	(20,729)	(20,655)
Net Loans	$1,551,697	$1,540,583

Included in the loan balances are the following:
Net unamortized deferred loan costs	$1,984	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$875,311	$863,693
Federal Reserve Bank	189,997	193,640
	$1,065,308	$1,057,333

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

Pass (1-5): Loans are considered pass credits with lower or average risk and are not otherwise classified.

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

Loss (9): Loans classified as Loss are considered uncollectable and the loan will be charged-off in the period it is deemed uncollectable.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–OAEM or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual or rated 7-Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Enterprise Risk Management Committee of the Board of Directors.

As of March 31, 2026, the Bank had outstanding loans to a related party of a Bank Director who is considered an “insider” under Regulation O. The Bank Director serves on the Board of Directors of the related party. The loans are currently classified as Substandard (rated 7) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. As of March 31, 2026, the outstanding balance of the loans was $4.2 million, and were not past due or on nonaccrual status.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$3,349	$6,554	$4,585	$14,150	$6,193	$28,828	$5,904	$—	$69,563
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	227	—	—	227
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	3,349	6,554	4,585	14,150	6,193	29,055	5,999	—	69,885
Consumer:
Performing	9,149	42,000	46,710	57,334	27,549	43,833	69,901	15,429	311,905
Nonperforming	—	—	—	—	—	1	20	—	21
Total Consumer	9,149	42,000	46,710	57,334	27,549	43,834	69,921	15,429	311,926
Total	$12,498	$48,554	$51,295	$71,484	$33,742	$72,889	$75,920	$15,429	$381,811
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$411	$3,132	$16,615	$1,663	$138	$2,426	$—	$—	$24,385
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	411	3,132	16,615	1,663	138	2,426	—	—	24,385
Consumer:
Performing	1,478	26,111	4,839	—	—	—	—	—	32,428
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	1,478	26,111	4,839	—	—	—	—	—	32,428
Total	$1,889	$29,243	$21,454	$1,663	$138	$2,426	$—	$—	$56,813
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$24,860	$132,458	130,702	199,953	$96,418	$267,093	$12,668	$—	$864,152
OAEM (6)	—	—	—	12,878	916	6,768	15	—	20,577
Substandard (7)	—	—	233	21,911	234	1,960	—	—	24,338
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$24,860	$132,458	$130,935	$234,742	$97,568	$275,821	$12,683	$—	$909,067
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$3,255	$17,635	$20,217	$10,021	$17,917	$96,375	$41,139	$—	$206,559
OAEM (6)	—	—	—	8	344	1,277	200	—	1,829
Substandard (7)	—	—	399	—	732	—	4,488	—	5,619
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$3,255	$17,635	$20,616	$10,029	$18,993	$97,652	$45,827	$—	$214,007
Current period gross charge-offs	$(1)	$—	$(55)	$—	$(1)	$—	$(290)	$—	$(347)

Consumer:
Performing	605	1,431	1,009	594	165	1,468	5,439	—	10,711
Nonperforming	—	—	—	17	—	—	—	—	17
Total	$605	$1,431	$1,009	$611	$165	$1,468	$5,439	$—	$10,728
Current period gross charge-offs	$(16)	$—	$—	$—	$—	$(3)	$(22)	$—	$(41)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2020	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$6,601	$4,914	$14,483	$6,381	$8,982	$23,381	$5,237	$—	$69,979
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	222	—	—	222
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,601	4,914	14,483	6,381	8,982	23,603	5,332	—	70,296
Consumer:
Performing	35,726	45,927	60,145	27,930	13,385	31,675	67,410	15,872	298,070
Nonperforming	—	—	—	—	—	—	20	—	20
Total Consumer	35,726	45,927	60,145	27,930	13,385	31,675	67,430	15,872	298,090
Total	$42,327	$50,841	$74,628	$34,311	$22,367	$55,278	$72,762	$15,872	$368,386
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,228	$16,503	$1,204	$—	$1,093	$1,488	$—	$—	$24,516
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,228	16,503	1,204	—	1,093	1,488	—	—	24,516
Consumer:
Performing	24,744	4,865	—	—	—	—	—	—	29,609
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	24,744	4,865	—	—	—	—	—	—	29,609
Total	$28,972	$21,368	$1,204	$—	$1,093	$1,488	$—	$—	$54,125
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$137,253	$126,702	$206,916	$96,083	$84,154	$189,407	$12,236	$—	$852,751
OAEM (6)	—	—	12,956	448	689	11,924	—	—	26,017
Substandard (7)	—	544	22,040	239	—	1,980	—	—	24,803
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$137,253	$127,246	$241,912	$96,770	$84,843	$203,311	$12,236	$—	$903,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$17,563	$23,890	$11,979	$19,675	$33,813	$65,515	$45,425	$—	$217,860
OAEM (6)	—	—	8	359	1,323	—	198	—	1,888
Substandard (7)	—	553	—	583	—	—	4,615	—	5,751
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$17,563	$24,443	$11,987	$20,617	$35,136	$65,515	$50,238	$—	$225,499
Current period gross charge-offs	$(9)	$—	$(17)	$—	$(2)	$(8)	$—	$—	$(36)

Consumer:
Performing	1,853	1,145	709	201	1,499	—	4,245	—	9,652
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,853	$1,145	$709	$201	$1,499	$—	$4,250	$—	$9,657
Current period gross charge-offs	$(71)	$(6)	$(18)	$(3)	$(1)	$(2)	$(30)	$—	$(131)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
March 31, 2026
Residential Real Estate 1-4 Family
First liens	$51	$—	$1	$—	$—	$—
Junior liens and lines of credit	20	—	—	20	—	—
Total	71	—	1	20	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	713	7,027	—	1,029	7,119	—
Commercial	49	621	—	55	290	—
Consumer	—	—	17	—	—	5
Total	$833	$7,648	$18	$1,104	$7,409	$5

At March 31, 2026, the Bank had $7.9 million of loans considered to be collateral dependent.  These loans are comprised of a commercial real estate construction loan totaling $7.0 million for a mixed-use project, a commercial real estate loan totaling $233 thousand and three commercial loans to a single borrower, secured by business assets, totaling $621 thousand. At December 31, 2025, collateral dependent loans totaled $7.1 million for a commercial real estate construction loan for a mixed-use project. As of March 31, 2026, the Bank had established a $1.0 million specific reserve for the commercial real estate construction loan and a $557 thousand specific reserve for the three commercial loans as of March 31, 2026.

At March 31, 2026 and December 31, 2025, the Bank had $0 of residential properties in the process of foreclosure.

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
March 31, 2026
Residential Real Estate 1-4 Family
First liens	$164	$28	$43	$235	$288,186	$288,421
Junior liens and lines of credit	216	—	20	236	93,154	93,390
Total	380	28	63	471	381,340	381,811
Residential real estate - construction	—	—	—	—	56,813	56,813
Commercial real estate	7,456	—	713	8,169	900,898	909,067
Commercial	—	621	49	670	213,337	214,007
Consumer	26	2	17	45	10,683	10,728
Total	$7,862	$651	$842	$9,355	$1,563,071	$1,572,426

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2025
Residential Real Estate 1-4 Family
First liens	$145	$855	$—	$1,000	$275,897	$276,897
Junior liens and lines of credit	333	160	20	513	90,976	91,489
Total	478	1,015	20	1,513	366,873	368,386
Residential real estate - construction	—	—	—	—	54,125	54,125
Commercial real estate	542	—	1,029	1,571	902,000	903,571
Commercial	500	1	345	846	224,653	225,499
Consumer	55	19	5	79	9,578	9,657
Total	$1,575	$1,035	$1,399	$4,009	$1,557,229	$1,561,238

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at December 31, 2025	$1,665	$500	$652	$14,042	$3,641	$155	$20,655
Charge-offs	—	—	—	—	(347)	(41)	(388)
Recoveries	—	—	67	—	179	14	260
Provision	68	10	(27)	538	(436)	49	202
ACL at March 31, 2026	$1,733	$510	$692	$14,580	$3,037	$177	$20,729

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(3)	(18)	(21)
Recoveries	—	—	3	—	54	5	62
Provision	32	9	76	476	161	(4)	750
ACL at March 31, 2025	$1,529	$470	$455	$12,480	$3,394	$116	$18,444

As of March 31, 2026 and December 31, 2025 there were no modifications made to borrowers experiencing financial difficulty. During the three months ended March 31, 2026 and 2025, there were no loans to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease cost	$186	$179
Short-term lease cost	4	4
Variable lease cost	43	40
Total lease cost	$233	$223

Supplemental Lease Information:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$180	$178

Weighted-average remaining lease term (years)	10.3	11.3
Weighted-average discount rate	3.65%	3.52%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2026, are as follows:

(Dollars in thousands)

2026	$547
2027	597
2028	549
2029	545
2030	526
2031 and beyond	2,545
Undiscounted cash flow	5,309
Imputed Interest	(917)
Total lease liability	$4,392

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at March 31, 2026 and December 31, 2025.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented and are expected to be effective during the remaining term of the contracts. On March 16, 2026, the Corporation terminated the interest rate swap contracts and recognized $69 thousand of interest income on investments, and no cash collateral was posted as of March 31, 2026.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of March 31, 2026			As of December 31, 2025
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$-	-	$—	$100,344	Other Assets	$124
Total derivatives designated as hedging instruments			$—			$124

Derivatives not designated as hedging instruments
Other Contracts	$5,799	Other Liabilities	$—	$5,853	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
(Dollars in thousands)		March 31,
		2026	2025
Interest rate swaps	Investment income	$53	$199

The table below presents the effect of the Corporation’s derivative financial instruments that are not designated as hedging instruments on the Income Statement.

Effect of Derivatives Not Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
Three Months Ended
(Dollars in thousands)		March 31,
		2026	2025
Other Contracts	Other income	$-	$-

The table below presents the carrying amount of the derivative financial instruments for the periods shown:

	Carrying amount of the hedged items
(Dollars in thousands)	As of March 31,
	2026	2025
Investment securities, AFS (1)	$-	$110,364

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Components of net periodic cost:
Service cost	$45	$53
Interest cost	192	200
Expected return on plan assets	(229)	(208)
Recognized net actuarial loss	35	20
Total pension expense	$43	$65

The service cost component of pension expense is recorded in the salaries line and all other cost components are recorded in the other expense line of the Consolidated Statements of Income.

Note 11. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end. The Corporation uses the exit price notion to measure the fair value of financial instruments.

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first three months of 2026. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in thousands)	Fair Value at March 31, 2026
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,089	—	—	33,089
Municipal		—	136,807	—	136,807
Corporate		—	10,925	—	10,925
Agency MBS & CMO		—	127,234	—	127,234
Non-Agency MBS & CMO		—	102,230	—	102,230
Asset-backed		—	26,198	—	26,198
Total available for sale	Recurring	$33,089	$403,394	$—	$436,483
Collateral dependent loans (1)	Nonrecurring	—	—	6,389	6,389

(Dollars in thousands)	Fair Value at December 31, 2025
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,263	—	—	33,263
Municipal		—	137,839	—	137,839
Corporate		—	14,675	—	14,675
Agency MBS & CMO		—	129,860	—	129,860
Non-Agency MBS & CMO		—	111,668	—	111,668
Asset-backed			27,281		27,281
Total available for sale	Recurring	$33,263	$421,323	$—	$454,586
Collateral dependent loans (1)	Nonrecurring	—	—	6,227	6,227
Derivatives	Recurring	—	124	—	124

(1)Collateral dependent loans with a specific reserve are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending March 31, 2026.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis for the periods shown.

(Dollars in thousands)				Range
March 31, 2026	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$6,022	Appraisal	Appraisal adjustment on
			Real estate assets	20%
			Cost to sell	10%

Collateral Dependent	$63	Financial Statement	Valuation of
			Business assets	25%-100% (93%)
			Cost to sell	10%

Collateral Dependent	$304	Appraisal	Appraisal adjustment on
			Real estate assets	0%
			Cost to sell	8%

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$6,227	Appraisal	Appraisal adjustment on
			Real estate assets	20%
			Cost to sell	10%

Collateral Dependent (1)	$-	Appraisal	Valuation of
			Business assets	100%
			Cost to sell	0%

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	March 31, 2026
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$210,777	$210,777	$210,777	$—	$—
Long-term interest-earning deposits in other banks	750	750	750	—	—
Loans held for sale	1,850	1,879	—	1,879	—
Net loans	1,551,697	1,542,373	—	—	1,542,373
Accrued interest receivable	7,708	7,708	—	—	7,708

Financial liabilities:
Deposits	$1,889,710	$1,889,764	$—	$1,889,764	$—
FHLB advances	200,000	200,963	—	200,963	—
Subordinate notes	10,850	9,532	—	9,532	—
Accrued interest payable	3,798	3,798	—	3,798	—

	December 31, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$127,721	$127,721	$127,721	$—	$—
Long-term interest-earning deposits in other banks	999	999	999
Loans held for sale	18,929	19,161	—	19,161	—
Net loans	1,540,583	1,537,281	—	—	1,537,281
Accrued interest receivable	8,084	8,084	—	—	8,084

Financial liabilities:
Deposits	$1,835,772	$1,835,884	$—	$1,835,884	$—
FHLB Advances	200,000	201,732		201,732
Subordinate notes	10,845	9,532	—	9,532	—
Accrued interest payable	3,852	3,852	—	3,852	—

Note 12. Deposits

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$331,658	$310,251

Interest-bearing checking	419,207	431,843
Money management	801,650	771,231
Savings	98,637	98,124
Total interest-bearing checking and savings	1,319,494	1,301,198

Time deposits	216,501	202,266
Time - brokered deposits	22,057	22,057
Total time deposits	238,558	224,323

Total deposits	$1,889,710	$1,835,772

Overdrawn deposit accounts reclassified as loans	$144	$178

Time deposits greater than $250,000 at March 31, 2026 and December 31, 2025 were $58.9 million and $55.9 million, respectively.

Note 13. Borrowings

On March 31, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million on December 31, 2025. The borrowings have a rate of 4.32% and are due January 12, 2027.

On March 31, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $150 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2026 was 5.64% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2026, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2026 and December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.81%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.39%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.81%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.39%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.66%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.64%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.57%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.99%	8.57%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	March 31,
Wealth Management Fees	2026	2025

Asset Management Fees	$2,185	$1,996
Estate Management Fees	66	136
Commissions	55	83
Total	$2,306	$2,215

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

The Bank had the following outstanding commitments for the periods presented:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$300,729	$300,228
Consumer commitments to extend credit (secured)	147,130	153,183
Consumer commitments to extend credit (unsecured)	7,840	7,083
	$455,699	$460,494
Standby letters of credit	$28,323	$29,880

ACL - Unfunded Commitments (1)	$1,918	$1,899
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at March 31, 2026, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

Note 17. Segment Reporting

The Corporation’s reportable segments are determined by the President and Chief Operating Officer of the Bank, who is the designated chief operating decision maker (CODM), based upon information provided about the Corporation’s products and services offered primarily between community banking and wealth management segments. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review the performance of various components of the business, which are then aggregated if operating performance, products/services, and customer are similar. The CODM evaluates the financial performance of the Corporation’s business segments by evaluating revenue streams, significant expenses, and budget to actual results to assess the performance of the segments and to determine allocation of resources. This evaluation is also used to assess the performance of each segment to evaluate compensation of certain employees.

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

	For the Three Months Ended
	March 31, 2026
	Reportable Segments
(Dollars in thousands)	Community Banking	Wealth	Other (1)	Consolidated Total

Interest and dividend Income	$27,770	$—	$—	$27,770
Noninterest income	3,054	2,306	—	5,360
Total consolidated revenue				33,130
Interest expense	9,044	—	205	9,249
Provision for credit losses	221	—	—	221
Salaries and benefit expense	8,052	973	—	9,025
Other noninterest expense (2)	5,448	308	572	6,328
Income before income taxes	8,059	1,025	(777)	8,307
Income tax expense	1,833	—	(163)	1,670
Net income	$6,226	$1,025	$(614)	$6,637

Total assets for reportable segments	$2,295,698	$1,600	220	$2,297,518

(1)Includes parent company expense not allocated to a reportable segment and is provided to reconcile to the consolidated totals.

(2)Includes all noninterest expense items reported on the Consolidated Statement of Income, excluding salaries and benefit expense for the Community Banking Segment. Includes professional fees, data processing services, other miscellaneous expense and overhead allocations for the Wealth Segment.

	For the Three Months Ended
	March 31, 2025
	Reportable Segments
(Dollars in thousands)	Community Banking	Wealth	Other (1)	Consolidated Total

Interest and dividend Income	$27,058	$—	$—	$27,058
Noninterest income	2,354	2,215	(7)	4,562
Total consolidated revenue				31,620
Interest expense	11,188	—	264	11,452
Provision for credit losses	779	—	—	779
Salaries and benefit expense	7,484	1,022	—	8,506
Other noninterest expense (2)	5,228	275	568	6,071
Income before income taxes	4,733	918	(839)	4,812
Income tax expense	1,116	—	(226)	890
Net income	$3,617	$918	$(613)	$3,922

Total assets for reportable segments	$2,255,857	$1,497	124	$2,257,478

(1)Includes parent company expense not allocated to a reportable segment and is provided to reconcile to the consolidated totals.

(2)Includes all noninterest expense items reported on the Consolidated Statement of Income, excluding salaries and benefit expense for the Community Banking Segment. Includes professional fees, data processing services, other miscellaneous expense and overhead allocations for the Wealth Segment.

Note 18. Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Note 19. Subsequent Events

Subsequent to March 31, 2026, the previously discussed $7.0 million nonaccrual CRE construction loan matured.  The Bank is actively working with the borrower to evaluate options and develop an appropriate workout or modification plan.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three Months Ended March 31, 2026 and 2025

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

There were no changes to the critical accounting policies disclosed in the 2025 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of March 31, 2026. Please refer to Item 7 of the Corporation’s 2025 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three months ended March 31, 2026 are as follows:

•Net income: $6.6 million ($1.48 per diluted share) for the first quarter of 2026. This is an increase of $594 thousand (9.8%) compared to $6.0 million ($1.35 per diluted share) for the fourth quarter of 2025 and an increase of $2.7 million (69.2%) compared to $3.9 million ($0.88 per diluted share) for the first quarter of 2025.

•Wealth Management: $2.3 million in fees for the first quarter of 2026, an increase of 4.1% from $2.2 million in the first quarter of 2025. Assets under management were $1.417 billion on March 31, 2026.

•Asset Growth: $2.298 billion in total assets on March 31,2026, an increase of 2.6% from $2.239 billion at year-end 2025.

•Loan Growth: Net loans totaled $1.552 billion on March 31, 2026, an increase of 0.7% from $1.541 billion on December 31, 2025.

•Deposit Growth: Total deposits of $1.890 billion, an increase of 2.9% from $1.836 billion on December 31, 2025.

•Quarterly Performance Metrics: Return on Average Assets (ROA) of 1.20%, Return on Average Equity (ROE) of 15.13%, and Net Interest Margin (NIM) of 3.53%, on an annualized basis for the first quarter of 2026, compared to an ROA of 0.72%, ROE of 10.80% and NIM of 3.05% for the first quarter of 2025.

•On April 9, 2026, the Board of Directors declared $0.34 per share regular quarterly cash dividend for the second quarter of 2026 to be paid on May 27, 2026, to shareholders of record at the close of business on May 1, 2026.  This dividend represents a 3.0% increase over the second quarter 2025 dividend.

Key performance ratios as of, or for the periods ended as shown:

	Three Months Ended		Twelve Months Ended
	March 31,	March 31,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2026	2025	2025

Balance Sheet Highlights
Total assets	$2,297,518	$2,257,478	$2,239,018
Debt securities available for sale	436,483	495,487	454,586
Loans, net	1,551,697	1,437,747	1,540,583
Deposits	1,889,710	1,867,577	1,835,772
Other borrowings	200,000	200,000	200,000
Shareholders' equity	178,744	151,391	175,242

Summary of Operations
Interest income	$27,770	$27,058	$114,371
Interest expense	9,249	11,452	44,725
Net interest income	18,521	15,606	69,646
Provision for credit losses - loans	202	750	3,030
Provision for (reversal of) credit losses - unfunded commitments	19	29	(131)
Total provision for credit losses	221	779	2,899
Net interest income after provision for credit losses	18,300	14,827	66,747
Noninterest income	5,360	4,562	19,176
Noninterest expense	15,353	14,577	59,656
Income before income taxes	8,307	4,812	26,267
Federal income tax expense	1,670	890	5,041
Net income	$6,637	$3,922	$21,226

Performance Measurements
Return on average assets*	1.20%	0.72%	0.94%
Return on average equity*	15.13%	10.80%	13.55%
Return on average tangible equity (1)*	15.72%	11.35%	14.38%
Efficiency ratio (1)	63.64%	71.36%	66.48%
Net interest margin*	3.53%	3.05%	3.25%

Shareholders' Value (per common share)
Diluted earnings per share	$1.48	$0.88	$4.74
Basic earnings per share	1.48	0.88	4.76
Regular cash dividends declared	0.33	0.32	1.31
Book value	39.78	33.99	39.11
Tangible book value (1)	37.78	31.97	37.10
Market value	51.08	35.45	50.20
Market value/book value ratio	128.40%	104.30%	128.36%
Market value/tangible book value ratio	135.22%	110.90%	135.33%
Price/earnings multiple (year-to-date)*	8.63	10.07	10.59
Dividend yield (year-to-date)*	2.58%	3.61%	2.63%
Dividend payout ratio (year-to-date)	22.30%	36.16%	27.54%

Safety and Soundness
Average equity/average assets	7.94%	6.69%	6.92%
Risk-based capital ratio (Total)	13.66%	13.30%	13.27%
Leverage ratio (Tier 1)	8.57%	7.82%	8.17%
Common equity ratio (Tier 1)	11.81%	10.86%	11.45%
Nonperforming loans / gross loans	0.54%	0.02%	0.55%
Nonperforming assets/total assets	0.37%	0.01%	0.38%
Allowance for credit losses as a % of loans	1.32%	1.27%	1.32%
Net loans (charged-off) recovered / average loans*	-0.03%	0.01%	0.00%

Assets under Management
Trust assets under management (fair value)	$1,271,068	$1,183,180	$1,273,421
Held at third-party brokers (fair value)	145,477	139,918	147,880
	$1,416,545	$1,323,098	$1,421,301

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands, except per share)
	March 31, 2026	March 31, 2025	December 31, 2025
Return on Tangible Equity (non-GAAP)
Net income	$6,637	$3,922	$21,226

Average shareholders' equity	177,868	147,256	156,638
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	168,852	138,240	147,622

Return on average tangible equity (non-GAAP)*	15.72%	11.35%	14.38%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$178,744	$151,391	$175,242
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	169,728	142,375	166,226

Shares outstanding (in thousands)	4,493	4,454	4,481

Tangible book value per share (non-GAAP)	$37.78	$31.97	$37.10

Efficiency Ratio
Noninterest expense	$15,353	$14,577	$59,656

Net interest income	18,521	15,606	69,646
Plus tax equivalent adjustment to net interest income	245	251	904
Plus noninterest income, net of securities transactions	5,360	4,569	19,183
Total revenue	24,126	20,426	89,733

Efficiency ratio (Noninterest expense/total revenue)	63.64%	71.36%	66.48%

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

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

Tax equivalent net interest income increased $2.9 million to $18.8 million in the first quarter of 2026 compared to $15.9 million for the same period in 2025. Tax equivalent net interest income increased $1.9 million from balance sheet volume changes and $1.0 million from interest rate changes.

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

	For the Three Months Ended March 31,
	2026			2025

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$122,564	$1,119	3.70%	$173,573	$1,908	4.46%
Investment securities:
Taxable securities	398,522	3,616	3.68%	453,587	4,825	4.31%
Tax-exempt securities	50,735	334	2.67%	50,370	336	2.70%
Restricted stock	8,897	202	9.08%	8,770	191	8.71%
Total investment securities	458,154	4,152	3.68%	512,727	5,352	4.23%
Gross loans:
Residential real estate 1-4 family:
First liens	295,401	4,196	5.76%	244,487	3,290	5.46%
Junior liens and lines of credit	92,920	1,279	5.58%	83,128	1,215	5.93%
Residential real estate - construction	56,987	907	6.45%	34,623	568	6.65%
Commercial real estate	909,027	13,329	5.95%	816,450	11,710	5.82%
Commercial	208,117	2,827	5.51%	234,946	3,090	5.33%
Consumer	10,006	206	8.35%	7,940	176	8.99%
Total gross loans	1,572,458	22,744	5.87%	1,421,574	20,049	5.72%
Total interest-earning assets	2,153,176	$28,015	5.28%	2,107,874	$27,309	5.25%
Noninterest-earning assets	86,246			92,224
Total assets	$2,239,422			$2,200,098

Interest-bearing liabilities:
Deposits:
Interest checking	$419,722	$578	0.56%	$404,451	$591	0.59%
Money management	771,367	4,180	2.20%	728,959	4,892	2.72%
Savings	98,034	20	0.08%	97,051	40	0.17%
Time	212,035	1,875	3.59%	220,461	2,331	4.29%
Time - brokered	22,057	234	4.30%	87,057	1,176	5.48%
Total interest-bearing deposits	1,523,215	6,887	1.83%	1,537,979	9,030	2.38%

Subordinate notes	10,847	205	7.56%	19,703	264	5.36%
Federal Home Loan Bank borrowings	200,000	2,157	4.31%	200,000	2,158	4.32%
Total interest-bearing liabilities	1,734,062	9,249	2.16%	1,757,682	11,452	2.64%
Noninterest checking	309,458			277,558
Other liabilities	18,034			17,602
Shareholders' equity	177,868			147,256
Total liabilities and shareholders' equity	$2,239,422			$2,200,098
T/E net interest income/Net interest margin		18,766	3.53%		15,857	3.05%
Tax equivalent adjustment		(245)			(251)
Net interest income		$18,521			$15,606

Net Interest Spread			3.12%			2.61%
Cost of Funds			1.84%			2.28%
Cost of Deposits			1.52%			2.02%

Provision for Credit Losses

For the first quarter of 2026, the provision for credit losses on loans was $202 thousand compared to $750 thousand for the first quarter of 2025. The decrease is due primarily to a change in management’s reassessment of the municipal loans portfolio and qualitative factor decreases for municipal loans, which was partially offset by an increase of $671 thousand for specific reserves on two collateral dependent loans. The ACL ratio for loans was 1.32% on March 31, 2026 and on December 31, 2025.

The provision for unfunded commitments was $19 thousand compared to $29 thousand for the same period in 2025. The ACL for unfunded commitments was $1.9 million on March 31, 2026 and December 31, 2025, respectfully. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first quarter of 2026, noninterest income, before securities transactions, increased $791 thousand compared to the same period in 2025. Wealth Management fees increased, primarily because of growth in assets under management, the gain on sale of loans increased due to a one-time sale of mortgages and other income increased from gains from bank owned life insurance claims.

The following table presents a comparison of noninterest income for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest Income
Wealth management fees	$2,306	$2,215	$91	4.1
Loan service charges	238	209	29	13.9
Gain on sale of loans	318	109	209	191.7
Deposit service charges and fees	647	605	42	6.9
Other service charges and fees	482	483	(1)	(0.2)
Debit card income	618	558	60	10.8
Increase in cash surrender value of life insurance	132	115	17	14.8
Other	619	275	344	125.1
Noninterest income before securities transactions	5,360	4,569	791	17.3
Change in fair value of equity securities	—	(7)	7	(100.0)
Total noninterest income	$5,360	$4,562	$798	17.5

Noninterest Expense

Noninterest expense for the first quarter of 2026 increased $776 thousand compared to the same period in 2025. Employee benefits increased $458 thousand primarily in health insurance ($252 thousand), and payroll taxes and benefits ($253 thousand) from the timing of an incentive compensation payout. The 2026 payout occurred in the first quarter of 2026 while the 2025 payout occurred in the second quarter of 2025. Legal and professional fees increased primarily in audit and consulting fees.

The following table presents a comparison of noninterest expense for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	March 31,		Change
Noninterest Expense	2026	2025	Amount	%
Salaries	$6,237	$6,176	$61	1.0
Employee benefits	2,788	2,330	458	19.7
Net occupancy	1,241	1,225	16	1.3
Marketing and advertising	426	433	(7)	(1.6)
Legal and professional	695	527	168	31.9
Data processing	1,540	1,557	(17)	(1.1)
Pennsylvania bank shares tax	254	160	94	58.8
FDIC insurance	483	545	(62)	(11.4)
ATM/debit card processing	377	340	37	10.9
Telecommunications	135	106	29	27.4
Other	1,177	1,178	(1)	(0.1)
Total noninterest expense	$15,353	$14,577	$776	5.3

Provision for Income Taxes

For the first quarter of 2026, total income tax was $1.7 million, comprised of $1.4 million in Federal income tax and $229 thousand in state income taxes. Income tax for the first quarter increased by $780 thousand compared to the first quarter of 2025, due to higher pre-tax income in 2026. The effective tax rate for the first quarter of 2026 was 20.1% compared to 18.5% for the same period in 2025. The federal statutory tax rate is 21% for 2026 and 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent certain provisions from the Tax Cuts and Jobs Act and modifies other tax provisions. These provisions have various effective dates. We continue to evaluate the impact of the new legislation but do not expect it to have a material impact on the Corporation’s financial statements.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $210.8 million on March 31, 2026, an increase of $83.1 million from the prior year-end balance of $127.7 million. Short-term interest-earning deposits are held primarily at the Federal Reserve ($183.1 million).

Investment Securities:

Available for Sale (AFS) Securities: At March 31, 2026, the AFS securities portfolio had an amortized cost of $465.3 million, a decrease of $16.1 million from the prior year-end, and a fair value of $436.5 million, a decrease of $18.1 million from the prior year-end. During the first three months of 2026, the portfolio returned $17.2 million of principal and $1.2 million was purchased. The Bank did not sell any investments in the first three months of 2026. The AFS portfolio had a net unrealized loss of $28.8 million at March 31, 2026 compared to a net unrealized loss of $26.8 million at the prior year-end. The AFS portfolio averaged $449.3 million with a tax equivalized yield of 3.57% for the three months ended March 31, 2026. This compares to an average of $504.0 million and a tax-equivalized yield of 4.15% for the same period in 2025.

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

Restricted Stock at Cost: The Bank held $8.9 million of restricted stock at March 31, 2026 and at December 31, 2025. Except for $30 thousand, this investment represents stock in Federal Home Loan Bank of Pittsburgh (the FHLB). The Bank

is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is no public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	March 31,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Residential real estate 1-4 family
Consumer first liens	$225,743	$213,440	$12,303	5.8
Commercial first lien	62,678	63,457	(779)	(1.2)
Total first liens	288,421	276,897	11,524	4.2

Consumer junior liens and lines of credit	86,183	84,650	1,533	1.8
Commercial junior liens and lines of credit	7,207	6,839	368	5.4
Total junior liens and lines of credit	93,390	91,489	1,901	2.1
Total residential real estate 1-4 family	381,811	368,386	13,425	3.6

Residential real estate - construction
Consumer	32,428	29,609	2,819	9.5
Commercial	24,385	24,516	(131)	(0.5)
Total residential real estate construction	56,813	54,125	2,688	5.0

Commercial real estate	909,067	903,571	5,496	0.6
Commercial	214,007	225,499	(11,492)	(5.1)
Total commercial	1,123,074	1,129,070	(5,996)	(0.5)

Consumer	10,728	9,657	1,071	11.1
	1,572,426	1,561,238	11,188	0.7
Less: Allowance for credit losses	(20,729)	(20,655)	(74)	0.4
Net Loans	$1,551,697	$1,540,583	$11,114	0.7

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

Total residential real estate loans increased by $13.4 million over the prior year-end, primarily in consumer first lien loans. For the first three months of 2026, the Bank originated $25.6 million in mortgages, including $11.1 million for sale through the secondary market compared to $23.0 million of total originations for the same period in 2025. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($32.4 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $24.4 million at March 31, 2026. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total commercial real estate loans increased to $909.1 million at March 31, 2026 from $903.6 million at the end of the prior year. Included in commercial real estate are approximately $725 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio is 344.7% of risk-based capital at March 31, 2026 compared to 349.9% at December 31, 2025.

The following table presents the largest non-owner occupied CRE by collateral:

(Dollars in thousands)
Commercial Real Estate (CRE)	March 31, 2026	% of CRE	December 31, 2025	% of CRE
Apartments	$157,102	17%	$163,356	18%
Hotels & motels	103,847	11%	102,194	11%
Shopping centers	95,832	11%	87,933	10%
Office	68,931	8%	68,241	8%
Land development	93,736	10%	88,884	10%

Included in CRE are real estate construction loans totaling $208.2 million. At March 31, 2026, the Bank had $84.0 million in real estate construction loans funded with an interest reserve and capitalized $734 thousand of interest in the first three months of 2026 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent first-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $11.5 million to $214.0 million at March 31, 2026, compared to $225.5 million at the end of the prior year. On March 31, 2026, the Bank had $97.9 million in tax-free loans compared to $102.0 million at December 31, 2025.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	March 31, 2026	% of Commercial	December 31, 2025	% of Commercial
Public administration	$37,856	18%	$40,095	18%
Utilities	35,435	17%	35,621	16%
Real estate, rental & leasing	16,465	8%	19,049	8%
Arts, Entertainment & Recreation	16,540	8%	15,459	7%
Manufacturing	15,861	7%	19,930	9%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. On March 31, 2026, the outstanding commercial participations were $97.2 million, or 8.0%, of commercial purpose loans and 6.2% of total gross loans compared to $100.8 million at December 31, 2025, or 8.2%, of commercial purpose loans and 6.5% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $125.7 million, compared to $129.3 million at December 31, 2025. The commercial loan participations are comprised of $26.5 million of commercial loans and $70.7 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $10.7 million at March 31, 2026, compared to $9.7 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the Allowance for Credit Loss for loans (ACL). The Bank begins enhanced monitoring of all loans rated 6–Other Assets Especially Mentioned or worse and obtains a new appraisal or asset valuation for any loans placed on nonaccrual and rated 7 - Substandard or worse. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of property/equipment, age of the appraisal, etc. and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Bank. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board Enterprise Risk Management Committee of the Board of Directors. Management believes the ACL at March 31, 2026 is adequate based on currently available information.

Watch list loans (loans rated 6, 7, or 8) exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself, mean a loss is certain. The watch list totaled $52.7 million on March 31, 2026 compared to $58.8 million at December 31, 2025. The watch list includes both performing and nonperforming loans. Included in the watchlist total are $8.5 million of nonaccrual loans as of March 31, 2026 and December 31, 2025. The credit composition of the watch list, by primary collateral is shown in Note 6 of the accompanying financial statements.

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. On March 31, 2026, the Bank had loans of $15.6 million (7.0% of risk-based capital) that exceeded the supervisory limit, compared to 7.4% at year-end 2025.

Loan quality, as measured by nonaccrual loans, totaled $8.5 million on March 31, 2026 and December 31, 2025 and the nonperforming loans to gross loans ratio was 0.54% at March 31, 2026 compared to 0.55% on December 31, 2025. Loans past due 90-days or more, but still accruing, totaled $17 thousand on March 31, 2026. The nonaccrual loans are comprised primarily of commercial real estate (CRE) loans totaling $7.7 million between four different loans to unrelated borrowers, and one commercial (C&I) loan for $621 thousand.  The largest of the four nonaccrual CRE loans is for a $7.0 million construction loan on a mixed-use commercial project which was past due in the 30-59 day aging bucket as of March 31, 2026.  The Bank is in continual communication with the developer regarding the funding required to complete the project, the source of funds, as well as other options available to the Bank to protect its interest. The Bank is currently working with the developer on a plan to jointly fund the completion of enclosing the property to protect the collateral. A discounted “as-is” appraisal was received in the first quarter of 2026 and as a result the Bank increased its specific reserve to $1.0 million on March 31, 2026, from $892 thousand on December 31, 2025. As of March 31, 2026, the Bank created a specific reserve of $557 thousand for the previously mentioned nonaccrual C&I loan, based on the valuation of business assets held as collateral.

In addition to monitoring nonaccrual loans, the Bank also closely monitors loans to borrowers experiencing financial difficulty when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the originally contracted terms of the loan agreement.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. As of March 31, 2026 and December 31, 2025, there were no modifications made to borrowers experiencing financial difficulty.

As of March 31, 2026, the Bank had outstanding loans to a related party of a Bank Director who is considered an “insider” under Regulation O. The Bank Director serves on the Board of Directors of the related party. The loans were originated in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons.

The loans are currently classified as Substandard (rated 7) on the Bank’s internal credit risk rating system, indicating potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans. As of March 31, 2026, the outstanding balance of the loans was $4.2 million, and were not past due or on nonaccrual status.

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

•At the end of the four-quarter period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At March 31, 2026, the pooled loan reserve was $19.9 million and approximately 69% of the pooled reserve was from the qualitative component. On March 31, 2026 the Bank had a specific reserve of $1.0 million on one commercial real estate construction loan and a specific reserve of $557 thousand for three commercial loans to a single borrower compared to $1.2 million specific reserves as of December 31, 2025.

During the first quarter of 2026, the Bank reassessed the reserve on municipal loans within the commercial loan pool. This reassessment was supported by data showing these loans have a significantly lower loss history and a determination that reasonable and supportable qualitative loss factors are significantly less than other loans within the commercial pool. This resulted in a reversal of approximately $726 thousand in ACL for municipal loans within the commercial loan class.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. The ACL for unfunded commitments was $1.9 million and $1.9 million on March 31, 2026 and December 31, 2025, respectively.

The following table shows the allocation of the ACL and other loan performance ratios, by class, as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2026
Loans at March 31, 2026	$288,421	$93,390	$56,813	$909,067	$214,007	$10,728	$1,572,426
Average Loans through March 31, 2026	295,401	92,920	56,987	909,027	208,117	10,006	1,572,458
Nonaccrual Loans at March 31, 2026	51	20	—	7,740	670	—	8,481
Allowance for Credit Loss at March 31, 2026	1,733	510	692	14,580	3,037	177	20,729
YTD Net (Charge-offs)/Recoveries at March 31, 2026	—	—	67	—	(168)	(27)	(128)

Loans/Total Gross Loans at March 31, 2026	18%	6%	4%	58%	14%	0%	100%
Nonaccrual Loans/Total Gross Loans at March 31, 2026	0.02%	0.02%	0.00%	0.85%	0.31%	0.00%	0.54%
Allowance for Credit Loss/Gross Loans at March 31, 2026	0.60%	0.55%	1.22%	1.60%	1.42%	1.65%	1.32%
Net (Charge-offs) Recoveries/Average Loans at March 31, 2026*	0.00%	0.00%	0.47%	0.00%	-0.32%	-1.08%	-0.03%
Allowance for Credit Loss/Nonaccrual Loans at March 31, 2026							244.42%

2025
Loans at December 31, 2025	$276,897	$91,489	$54,125	$903,571	$225,499	$9,657	$1,561,238
Average Loans for 2025	263,557	87,410	45,862	865,233	234,148	8,531	1,504,741
Nonaccrual Loans at December 31, 2025	—	20	—	8,148	345	—	8,513
Allowance for Credit Losses at December 31, 2025	1,665	500	652	14,042	3,641	155	20,655
Net Recoveries/(Charge-offs) for 2025	—	—	11	1	57	(97)	(28)

Loans/Total Gross Loans at December 31, 2025	18%	6%	3%	58%	14%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2025	0.00%	0.02%	0.00%	0.90%	0.15%	0.00%	0.55%
Allowance for Credit Loss/Gross Loans at December 31, 2025	0.60%	0.55%	1.20%	1.55%	1.61%	1.61%	1.32%
Net Recoveries(Charge-offs)/Average Loans for 2025	0.00%	0.00%	0.02%	0.00%	0.02%	-1.14%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2025							242.63%

*Annualized

Deposits:

Total deposits increased $53.9 million during the first three months of 2026 to $1.890 billion. Noninterest checking increased $21.4 million to $331.7 million (17.6% of total deposits), primarily in municipal and small business accounts. Interest-bearing checking decreased by $12.6 million, primarily in retail deposits, while the Bank’s money management product increased $30.4 million across all sectors. Time deposits increased $14.2 million.

As of March 31, 2026, the Bank had deposits of $309.5 million placed in a reciprocal deposit program ($125.9 million in interest-bearing checking and $183.7 million in money management) and $39.9 million in a reciprocal time deposit program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits for regulatory reporting purposes. At March 31, 2026, the Bank’s reciprocal deposits were 16.6% of the Bank’s total liabilities compared to 17.0% at the previous year-end.

The Bank estimates that approximately 89% of its deposits are FDIC insured or collateralized as of March 31, 2026, compared to 87% at December 31, 2025.

The following table presents a summary of deposits for the periods ended:

	March 31,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest-bearing checking	$331,658	$310,251	$21,407	6.9

Interest-bearing checking	419,207	431,843	(12,636)	(2.9)
Money management	801,650	771,231	30,419	3.9
Savings	98,637	98,124	513	0.5
Total interest-bearing checking and savings	1,319,494	1,301,198	18,296	1.4

Time deposits	216,501	202,266	14,235	7.0
Time - brokered deposits	22,057	22,057	—	—
Total time deposits	238,558	224,323	14,235	6.3

Total deposits	$1,889,710	$1,835,772	$53,938	2.9

Overdrawn deposit accounts reclassified as loans	$144	$178

Borrowings:

At March 31, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowings are comprised of $200.0 million in long-term borrowings with a rate of 4.32%, due January 12, 2027.

At March 31, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes remaining outstanding of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $150 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Shareholders’ Equity:

Total shareholders’ equity increased $3.5 million to $178.7 million as of March 31, 2026 from December 31, 2025. Retained earnings increased $5.2 million in 2026, with net income of $6.6 million partially offset by cash dividends of $1.5 million. Accumulated other comprehensive loss (AOCL) increased $1.7 million since year-end 2025. The Corporation’s Dividend Reinvestment Plan (DRIP) added $17 thousand in new capital from optional cash contributions and $247 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 22.30% for the first three months of 2026 compared to 36.16% for the same period in 2025.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the first quarter of 2026, the Corporation paid a $0.33 per share dividend, compared to $0.33 paid in the fourth quarter of 2025. On April 9, 2026, the Board of Directors declared a $0.34 per share regular quarterly dividend for the second quarter of 2026, which will be paid on May 27, 2026. This represents a 3.0% increase over the second quarter 2025 dividend.

In December 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first three months of 2026, 5,000 shares were purchased to fund the quarterly dividend reinvestment plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at March 31, 2026 was 5.64% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of March 31, 2026, the Bank was “well capitalized.”

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

The following table summarizes the regulatory capital requirements and results as of March 31, 2026 and December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	March 31,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.81%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.39%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.81%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.39%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.66%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.64%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.57%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.99%	8.57%	4.00%	5.00%

(1)Common equity Tier 1 capital / total risk-weighted assets

(2)Tier 1 capital / total risk-weighted assets

(3)Total risk-based capital / total risk-weighted assets

(4)Tier 1 capital / average quarterly assets

Economy

The Corporation’s primary market area includes Franklin, Fulton, Cumberland, Huntingdon, and Dauphin Counties, PA, and Washington County, MD. This area is diverse in demographic and economic composition. County populations range from a low of approximately 15,000 in Fulton County to over 289,000 in Dauphin County. The market area has a diverse economic base and local industries include warehousing, truck and rail shipping centers, light and heavy manufacturers, health care, higher education institutions, farming and agriculture, and a varied service sector. The market area provides easy access to the major metropolitan markets on the east coast via trucking and rail transportation. Because of this, warehousing and distribution companies continue to find the area attractive. The local economy is not overly dependent on any one industry or business and Management believes that the Bank’s primary market area continues to be well suited for growth.

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($87.3 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market.

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

The following table shows the Bank’s available liquidity from borrowing sources at March 31, 2026.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$738,627	$200,000	$538,627
Federal Reserve Bank Discount Window	129,114	—	129,114
Correspondent Banks	76,000	—	76,000
Total	$943,741	$200,000	$743,741

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

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$300,729	$300,228
Consumer commitments to extend credit (secured)	147,130	153,183
Consumer commitments to extend credit (unsecured)	7,840	7,083
	$455,699	$460,494
Standby letters of credit	$28,323	$29,880

ACL - Unfunded Commitments (1)	$1,918	$1,899
(1) Reported in Other Liabilities on the Consolidated Balance Sheets

The Corporation has entered into various contractual obligations to make future payments. These obligations include time deposits, long-term debt, operating leases, deferred compensation and pension payments. These amounts have not changed materially, except as reported, from those reported in the Corporation’s 2025 Annual Report on Form 10-K.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the three months ended March 31, 2026. For more information on market risk refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2026, except as described below. For more information, refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2026. There were no shares repurchased under the approved plan and 150,000 shares remain to be repurchased. During the first three months of 2026, 5,000 shares were purchased, outside of the plan, to fund the quarterly dividend reinvestment plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed on Form 8-K, as Exhibit 99.2 with the commission on January 20, 2026 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are imbedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

May 11, 2026	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)