Form 10-Q
period 2026-06-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2026-08-10
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

There were 4,499,582 outstanding shares of the Registrant’s common stock as of July 31, 2026.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$25,560	$22,446
Short-term interest-earning deposits in other banks	169,471	105,275
Total cash and cash equivalents	195,031	127,721
Long-term interest-earning deposits in other banks	750	999
Debt securities available for sale, at fair value	452,345	454,586
Restricted stock	8,985	8,897
Loans held for sale	2,797	18,929
Loans	1,610,619	1,561,238
Allowance for credit losses	(21,864)	(20,655)
Net Loans	1,588,755	1,540,583
Premises and equipment, net	26,262	27,138
Right of use asset	4,048	3,657
Bank owned life insurance	22,519	23,207
Goodwill	9,016	9,016
Deferred tax asset, net	8,379	7,881
Other assets	16,294	16,404
Total assets	$2,335,181	$2,239,018

Liabilities
Deposits
Noninterest-bearing checking	$341,103	$310,251
Money management, savings, and interest checking	1,354,833	1,301,198
Time	228,652	224,323
Total deposits	1,924,588	1,835,772
Federal Home Loan Bank advances	200,000	200,000
Subordinate notes	10,855	10,845
Lease liability	4,251	3,840
Other liabilities	11,642	13,319
Total liabilities	2,151,336	2,063,776

Commitments and contingent liabilities (see Note 16)

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with
4,710,972 shares issued and 4,493,715 shares outstanding at June 30, 2026 and
4,710,972 shares issued and 4,481,149 shares outstanding at December 31, 2025	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no
shares issued and outstanding	—	—
Additional paid-in capital	44,135	43,932
Retained earnings	165,085	154,844
Accumulated other comprehensive loss	(23,458)	(21,589)
Treasury stock, 217,257 shares at June 30, 2026 and 229,823 shares at
December 31, 2025, at cost	(6,628)	(6,656)
Total shareholders' equity	183,845	175,242
Total liabilities and shareholders' equity	$2,335,181	$2,239,018

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data) (unaudited)	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$23,159	$21,425	$45,727	$41,289
Interest and dividends on investments:
Taxable interest	3,480	4,524	7,096	9,349
Tax exempt interest	265	269	530	540
Dividend income	201	189	404	379
Interest-earning deposits in other banks	1,826	2,193	2,944	4,101
Total interest income	28,931	28,600	56,701	55,658
Interest expense
Deposits	7,202	8,918	14,089	17,948
FHLB overnight borrowings and advances	2,181	2,181	4,339	4,339
Subordinate notes	201	263	406	528
Total interest expense	9,584	11,362	18,834	22,815
Net interest income	19,347	17,238	37,867	32,843
Provision for credit losses - loans	1,600	704	1,802	1,454
Provision for (reversal of) credit losses - unfunded commitments	39	(69)	58	(40)
Total provision for credit losses	1,639	635	1,860	1,414
Net interest income after credit loss expense	17,708	16,603	36,007	31,429
Noninterest income
Wealth management fees	2,567	2,419	4,873	4,633
Loan service charges	289	294	527	503
Gain on sale of loans	227	132	545	241
Deposit service charges and fees	694	613	1,341	1,218
Other service charges and fees	521	480	1,002	963
Debit card income	632	608	1,251	1,167
Increase in cash surrender value of life insurance	135	116	267	230
Change in fair value of equity securities	—	—	—	(7)
Other	84	441	703	716
Total noninterest income	5,149	5,103	10,509	9,664
Noninterest Expense
Salaries	6,453	6,210	12,690	12,386
Employee benefits	2,162	2,654	4,949	4,984
Net occupancy	1,178	1,146	2,419	2,371
Marketing and advertising	362	353	788	786
Legal and professional	556	537	1,251	1,064
Data processing	1,578	1,514	3,119	3,071
Pennsylvania bank shares tax	236	137	490	297
FDIC Insurance	367	409	850	954
ATM/debit card processing	383	344	760	683
Telecommunications	128	109	262	216
Other	1,206	976	2,382	2,153
Total noninterest expense	14,609	14,389	29,960	28,965
Income before income taxes	8,248	7,317	16,556	12,128
Income tax expense	1,637	1,409	3,308	2,299
Net income	$6,611	$5,908	$13,248	$9,829
Per share
Basic earnings per share	$1.47	$1.32	$2.95	$2.21
Diluted earnings per share	$1.47	$1.32	$2.94	$2.20

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands) (unaudited)	2026	2025	2026	2025
Net Income	$6,611	$5,908	$13,248	$9,829

Debt Securities:
Unrealized gains (losses) arising during the period	(245)	1,971	(2,265)	8,494
Reclassification adjustment for gains (losses) realized in income on fair value hedge (1)	—	(614)	(101)	(2,514)
Net unrealized gain (loss)	(245)	1,357	(2,366)	5,980
Tax effect	52	(285)	497	(1,256)
Net of tax amount	(193)	1,072	(1,869)	4,724

Total Comprehensive Income (Loss)	$6,418	$6,980	$11,379	$14,553

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2026 and 2025

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at April 1, 2026	4,493,002	$4,711	43,776	$160,001	$(23,265)	$(6,479)	$178,744
Net income		—	—	6,611	—	—	6,611
Other comprehensive loss		—	—	—	(193)	—	(193)
Cash dividends declared, $0.34 per share		—	—	(1,527)	—	—	(1,527)
Acquisition of treasury stock	(5,950)	—	—	—	—	(350)	(350)
Treasury shares issued under dividend reinvestment plan	4,520	—	131	—	—	136	267
Stock Compensation Plans:
Treasury shares issued	2,143	—	10	—	—	65	75
Compensation expense		—	218	—	—	—	218
Balance at June 30, 2026	4,493,715	$4,711	$44,135	$165,085	$(23,458)	$(6,628)	$183,845

Balance at January 1, 2026	4,481,149	$4,711	$43,932	$154,844	$(21,589)	$(6,656)	$175,242
Net income		—	—	13,248	—	—	13,248
Other comprehensive loss		—	—	—	(1,869)	—	(1,869)
Cash dividends declared, $0.67 per share		—	—	(3,007)	—	—	(3,007)
Acquisition of treasury stock	(15,703)	—	52	—	—	(807)	(755)
Treasury shares issued under dividend reinvestment plan	9,584	—	246	—	—	284	530
Stock Compensation Plans:
Treasury shares issued	18,685	—	(469)	—	—	551	82
Compensation expense		—	374	—	—	—	374
Balance at June 30, 2026	4,493,715	$4,711	$44,135	$165,085	$(23,458)	$(6,628)	$183,845

Balance at April 1, 2025	4,454,382	$4,711	$43,607	$141,967	$(31,856)	$(7,038)	$151,391
Net income		—	—	5,908	—	—	5,908
Other comprehensive gain		—	—	—	1,072	—	1,072
Cash dividends declared, $0.33 per share		—	—	(1,472)	—	—	(1,472)
Acquisition of treasury stock	(8,345)	—	—	—	—	(296)	(296)
Treasury shares issued under dividend reinvestment plan	7,039	—	75	—	—	195	270
Stock Compensation Plans:
Treasury shares issued	14,928	—	(200)	—	—	410	210
Compensation expense		—	281	—	—	—	281
Balance at June 30, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364

Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	9,829	—	—	9,829
Other comprehensive gain		—	—	—	4,724	—	4,724
Cash dividends declared, $0.65 per share		—	—	(2,889)	—	—	(2,889)
Acquisition of treasury stock	(12,267)	—	—	—	—	(438)	(438)
Treasury shares issued under dividend reinvestment plan	19,391	—	182	—	—	532	714
Stock Compensation Plans:
Treasury shares issued	33,518	—	(685)	—	—	918	233
Compensation expense		—	475	—	—	—	475
Balance at June 30, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$13,248	$9,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029	1,071
Net amortization of loans and investment securities	336	166
Amortization of subordinate debt issuance costs	10	20
Provision for credit losses	1,860	1,414
Loss on sale of equity securities	—	7
Loans originated for sale	(25,533)	(15,917)
Proceeds from sale of loans	42,210	17,142
Gain on sale of loans held for sale	(545)	(241)
Gain on sale of premise	(33)	—
Increase in cash surrender value of life insurance	(267)	(230)
Gain from claims on life insurance policies	(351)	—
Stock based compensation	374	475
Net decrease in other assets	118	1,620
Net decrease in other liabilities	(1,672)	(1,396)
Net cash provided by operating activities	30,784	13,960
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	249	500
Proceeds from maturities, calls and pay-downs of securities available for sale	33,031	35,818
Purchase of investment securities available for sale	(33,228)	—
Increase in restricted stock	(88)	(119)
Net increase in loans	(50,423)	(121,154)
Proceeds from surrender of life insurance policies	1,306	—
Proceeds from sale of equity securities	—	161
Proceeds from sale of premises	830	—
Capital expenditures	(818)	(433)
Net cash used in investing activities	(49,141)	(85,227)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	84,487	73,894
Net increase in time deposits	4,329	3,930
Dividends paid	(3,007)	(2,889)
Purchase of Treasury shares	(755)	(438)
Cash received from option exercises	82	233
Treasury shares issued under dividend reinvestment plan	530	714
Net cash provided by financing activities	85,666	75,444
Increase in cash and cash equivalents	67,310	4,177
Cash and cash equivalents at the beginning of the period	127,721	203,613
Cash and cash equivalents at the end of the period	$195,031	$207,790
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$19,063	$23,065
Income taxes	3,108	2,123
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	692	131

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of June 30, 2026, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2025 Annual Report on Form 10-K. The consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Weighted average shares outstanding (basic)	4,493	4,461	4,489	4,449
Impact of common stock equivalents	10	10	11	13
Weighted average shares outstanding (diluted)	4,503	4,471	4,500	4,462
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$6,611	$5,908	$13,248	$9,829
Basic earnings per share	$1.47	$1.32	$2.95	$2.21
Diluted earnings per share	$1.47	$1.32	$2.94	$2.20

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

Effective Date	Effective beginning January 1, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have a significant impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025

Net unrealized (losses) gains on debt securities	$(29,083)	$(26,717)
Tax effect	6,108	5,611
Net of tax amount	$(22,975)	$(21,106)

Accumulated pension adjustment	$(611)	$(611)
Tax effect	128	128
Net of tax amount	$(483)	$(483)

Total accumulated other comprehensive (loss) income	$(23,458)	$(21,589)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2026	cost	gains	losses	Value
U.S. Treasury	$65,781	$—	$(2,829)	$62,952
Municipal	153,681	—	(16,765)	136,916
Corporate	8,479	—	(587)	7,892
Agency MBS & CMO	131,882	91	(6,448)	125,525
Non-Agency MBS & CMO	96,088	147	(2,444)	93,791
Asset-backed	25,517	89	(337)	25,269
Total	$481,428	$327	$(29,410)	$452,345

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2025	cost	gains	losses	value
U.S. Treasury	$35,880	$—	$(2,617)	$33,263
Municipal	154,301	—	(16,462)	137,839
Corporate	15,536	—	(861)	14,675
Agency MBS & CMO	135,308	136	(5,584)	129,860
Non-Agency MBS & CMO	112,860	477	(1,669)	111,668
Asset-backed	27,519	78	(316)	27,281
Total	$481,404	$691	$(27,509)	$454,586

At June 30, 2026 and December 31, 2025, the fair value of debt securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $368.3 million and $353.5 million, respectively. The Bank has no investment in a single obligor that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$31,053	$31,013
Due after one year through five years	62,463	58,114
Due after five years through ten years	81,022	70,761
Due after ten years	53,403	47,872
	227,941	207,760
MBS, CMO & ABS	253,487	244,585
Total	$481,428	$452,345

Credit Impairment:

The debt securities portfolio contained 453 securities in an unrealized loss position having a fair value of $409.4 million, with $29.4 million in unrealized losses at June 30, 2026, an increase of $1.9 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at June 30, 2026 and December 31, 2025, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$30,019	$(39)	1	$32,933	$(2,790)	13	$62,952	$(2,829)	14
Municipal	882	(122)	2	136,034	(16,643)	164	136,916	(16,765)	166
Corporate	994	(1)	1	6,898	(586)	16	7,892	(587)	17
Agency MBS & CMO	36,401	(841)	21	76,550	(5,607)	154	112,951	(6,448)	175
Non-Agency MBS & CMO	50,701	(1,118)	15	21,574	(1,326)	30	72,275	(2,444)	45
Asset-backed	2,896	(8)	5	13,522	(329)	31	16,418	(337)	36
Total unrealized losses	$121,893	$(2,129)	45	$287,511	$(27,281)	408	$409,404	$(29,410)	453

	December 31, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,263	$(2,617)	13	$33,263	$(2,617)	13
Municipal	1,683	(192)	4	136,156	(16,270)	162	137,839	(16,462)	166
Corporate	986	(6)	1	13,389	(855)	26	14,375	(861)	27
Agency MBS & CMO	776	(2)	10	118,183	(5,582)	170	118,959	(5,584)	180
Non-Agency MBS & CMO	1,870	(3)	3	74,365	(1,666)	40	76,235	(1,669)	43
Asset-backed	2,768	(18)	5	15,538	(298)	32	18,306	(316)	37
Total unrealized losses	$8,083	$(221)	23	$390,894	$(27,288)	443	$398,977	$(27,509)	466

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

Loans to governmental municipalities are also included in the Commercial class. These loans include general obligation notes, indicating that the loan is secured by the “full faith and credit” of the municipal government thereby pledging its taxing authority, and revenue backed loans to a municipal authority secured by revenue from a specific source. These loans generally present less risk than other commercial loans.

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

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Residential real estate 1-4 family
Consumer first liens	$233,681	$213,440
Commercial first lien	62,714	63,457
Total first liens	296,395	276,897

Consumer junior liens and lines of credit	89,192	84,650
Commercial junior liens and lines of credit	7,475	6,839
Total junior liens and lines of credit	96,667	91,489
Total residential real estate 1-4 family	393,062	368,386

Residential real estate - construction
Consumer	38,422	29,609
Commercial	15,656	24,516
Total residential real estate construction	54,078	54,125

Commercial real estate	949,366	903,571
Commercial	205,879	225,499
Total commercial	1,155,245	1,129,070

Consumer	8,234	9,657
	1,610,619	1,561,238
Less: Allowance for credit losses	(21,864)	(20,655)
Net Loans	$1,588,755	$1,540,583

Included in the loan balances are the following:
Net unamortized deferred loan costs	$2,013	$1,766

Loans pledged as collateral for borrowings and commitments from:
FHLB	$886,497	$863,693
Federal Reserve Bank	100,627	193,640
	$987,124	$1,057,333

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

Loss (9): Loans classified as Loss are considered uncollectable and the loan will be charged-off in the period it is deemed uncollectable. There were no loans in this category.

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

The Bank previously reported loans of $4.2 million (classified as Substandard, rated 7) to a related party of a Bank Director who was considered an “insider” under Regulation O. During the second quarter of 2026, there was a change in reporting status for this Director, as it relates to the borrower, and as of June 30, 2026, this loan is not considered a related party loan.

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$5,883	$6,424	$4,552	$13,806	$5,984	$26,878	$6,342	$—	$69,869
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	225	—	—	225
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	5,883	6,424	4,552	13,806	5,984	27,103	6,437	—	70,189
Consumer:
Performing	20,392	45,182	43,310	56,060	26,714	42,066	73,349	15,781	322,854
Nonperforming	—	—	—	—	—	—	19	—	19
Total Consumer	20,392	45,182	43,310	56,060	26,714	42,066	73,368	15,781	322,873
Total	$26,275	$51,606	$47,862	$69,866	$32,698	$69,169	$79,805	$15,781	$393,062
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$2,772	$3,237	$5,132	$907	$253	$2,036	$1,319	$—	$15,656
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	2,772	3,237	5,132	907	253	2,036	1,319	—	15,656
Consumer:
Performing	7,459	25,460	5,503	—	—	—	—	—	38,422
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	7,459	25,460	5,503	—	—	—	—	—	38,422
Total	$10,231	$28,697	$10,635	$907	$253	$2,036	$1,319	$—	$54,078
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$57,170	$133,971	141,092	203,310	$92,414	$260,368	$15,667	$—	$903,992
OAEM (6)	—	—	—	12,376	914	6,676	15	—	19,981
Substandard (7)	1,603	—	—	21,875	221	1,694	—	—	25,393
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$58,773	$133,971	$141,092	$237,561	$93,549	$268,738	$15,682	$—	$949,366
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$9,213	$13,656	$20,461	$8,422	$17,273	$93,488	$37,490	$—	$200,003
OAEM (6)	—	—	—	7	328	1,234	198	—	1,767
Substandard (7)	—	—	381	—	389	—	3,339	—	4,109
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$9,213	$13,656	$20,842	$8,429	$17,990	$94,722	$41,027	$—	$205,879
Current period gross charge-offs	$(2)	$—	$(55)	$—	$(209)	$—	$(645)	$—	$(911)

Consumer:
Performing	980	1,256	858	521	94	1,435	3,085	—	8,229
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$980	$1,256	$858	$521	$94	$1,435	$3,090	$—	$8,234
Current period gross charge-offs	$(29)	$—	$—	$(5)	$—	$(3)	$(26)	$—	$(63)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$6,601	$4,914	$14,483	$6,381	$8,982	$23,381	$5,237	$—	$69,979
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	222	—	—	222
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,601	4,914	14,483	6,381	8,982	23,603	5,332	—	70,296
Consumer:
Performing	35,726	45,927	60,145	27,930	13,385	31,675	67,410	15,872	298,070
Nonperforming	—	—	—	—	—	—	20	—	20
Total Consumer	35,726	45,927	60,145	27,930	13,385	31,675	67,430	15,872	298,090
Total	$42,327	$50,841	$74,628	$34,311	$22,367	$55,278	$72,762	$15,872	$368,386
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,228	$16,503	$1,204	$—	$1,093	$1,488	$—	$—	$24,516
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,228	16,503	1,204	—	1,093	1,488	—	—	24,516
Consumer:
Performing	24,744	4,865	—	—	—	—	—	—	29,609
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	24,744	4,865	—	—	—	—	—	—	29,609
Total	$28,972	$21,368	$1,204	$—	$1,093	$1,488	$—	$—	$54,125
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$137,253	$126,702	$206,916	$96,083	$84,154	$189,407	$12,236	$—	$852,751
OAEM (6)	—	—	12,956	448	689	11,924	—	—	26,017
Substandard (7)	—	544	22,040	239	—	1,980	—	—	24,803
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$137,253	$127,246	$241,912	$96,770	$84,843	$203,311	$12,236	$—	$903,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$17,563	$23,890	$11,979	$19,675	$33,813	$65,515	$45,425	$—	$217,860
OAEM (6)	—	—	8	359	1,323	—	198	—	1,888
Substandard (7)	—	553	—	583	—	—	4,615	—	5,751
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$17,563	$24,443	$11,987	$20,617	$35,136	$65,515	$50,238	$—	$225,499
Current period gross charge-offs	$(9)	$—	$(17)	$—	$(2)	$(8)	$—	$—	$(36)

Consumer:
Performing	1,853	1,145	709	201	1,499	—	4,245	—	9,652
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,853	$1,145	$709	$201	$1,499	$—	$4,250	$—	$9,657
Current period gross charge-offs	$(71)	$(6)	$(18)	$(3)	$(1)	$(2)	$(30)	$—	$(131)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
June 30, 2026
Residential Real Estate 1-4 Family
First liens	$51	$—	$—	$—	$—	$—
Junior liens and lines of credit	19	—	—	20	—	—
Total	70	—	—	20	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	221	17,387	—	1,029	7,119	—
Commercial	49	—	—	55	290	—
Consumer	—	—	5	—	—	5
Total	$340	$17,387	$5	$1,104	$7,409	$5

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
June 30, 2026
Residential Real Estate 1-4 Family
First liens	$158	$597	$51	$806	$295,589	$296,395
Junior liens and lines of credit	238	160	—	398	96,269	96,667
Total	396	757	51	1,204	391,858	393,062
Residential real estate - construction	—	—	—	—	54,078	54,078
Commercial real estate	284	—	7,027	7,311	942,055	949,366
Commercial	126	—	49	175	205,704	205,879
Consumer	31	28	5	64	8,170	8,234
Total	$837	$785	$7,132	$8,754	$1,601,865	$1,610,619

	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2025
Residential Real Estate 1-4 Family
First liens	$145	$855	$—	$1,000	$275,897	$276,897
Junior liens and lines of credit	333	160	20	513	90,976	91,489
Total	478	1,015	20	1,513	366,873	368,386
Residential real estate - construction	—	—	—	—	54,125	54,125
Commercial real estate	542	—	1,029	1,571	902,000	903,571
Commercial	500	1	345	846	224,653	225,499
Consumer	55	19	5	79	9,578	9,657
Total	$1,575	$1,035	$1,399	$4,009	$1,557,229	$1,561,238

At June 30, 2026, the Bank had $17.4 million of loans considered to be collateral dependent.  These loans are comprised of a commercial real estate construction loan totaling $8.6 million for a mixed-use project with a specific reserve of $1.2 million and a commercial real estate loan totaling $8.8 million secured by six commercial office buildings with a specific reserve of $734 thousand, to unrelated borrowers. At December 31, 2025, collateral dependent loans totaled $7.1 million for a commercial real estate construction loan for a mixed-use project with a specific reserve of $892 thousand. At June 30,

2025, the Bank had two commercial relationships for $10.3 million that were considered to be collateral dependent and there was no specific reserve for these loans.

At June 30, 2026 and December 31, 2025, the Bank had $0 of residential properties in the process of foreclosure.

The Bank may modify loans to borrowers experiencing financial difficulty (BEFD) by providing modifications such as principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit loss. The Bank may also provide multiple types of concessions on one loan.

During the second quarter of 2026, the Bank provided modifications to two unrelated BEFD. One $7.0 million CRE loan was modified with a term extension that had a more-than-significant payment delay. As of June 30, 2026, this loan had matured and repayment has been delayed under the terms of a forbearance agreement. As part of the forbearance agreement, the Bank has committed to lend $2.5 million to the borrower and had advanced $1.6 million as of June 30, 2026, for a total of $8.6 million outstanding to this BEFD as of June 30, 2026. The payment terms of the new loan are also covered by the terms of the forbearance agreement. This loan is on nonaccrual status as of June 30, 2026, and a $1.2 million specific reserve has been established for this loan. The second loan modification was for an $8.8 million CRE loan that was granted interest only payments until the third quarter of 2026 when it is scheduled to return to full principal and interest payments. The Bank has no commitment to lend additional amounts to this borrower. As of June 30, 2026, this loan was on nonaccrual and had a specific reserve of $734 thousand.

The following table presents the amortized cost basis of loans at June 30, 2026 that were both experiencing financial difficulty and modified during the three months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below. There were no loans modified during the first quarter of 2026; therefore, the loans modified for the six months ended June 30, 2026 equals those modified during the second quarter of 2026. There were no loans modified during the three and six month periods ended June 30, 2025.

					Combination	Combination
					Term Extension	Term Extension	Total Class
(Dollars in thousands)	Principal	Payment	Term	Interest Rate	and Principal	and Interest	of Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Rate Reduction	Receivable
June 30, 2026
Commercial real estate	$—	$15,786	$—	$—	$—	$—	1.66%

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

(Dollars in thousands)		Loans Past Due			Total
	Current	30-59 Days	60-89 Days	90 Days+	Past Due
June 30, 2026
Commercial real estate	$8,759	$—	$—	$7,027	$7,027

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2026:

		Weighted-	Weighted-
		Average	Average
(Dollars in thousands)	Principal	Interest Rate	Term
	Forgiveness	Reduction	Extension
June 30, 2026
Commercial real estate	—	0.00%	0.5 years

As of December 31, 2025 there were no modifications made to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at March 31, 2026	$1,733	$510	$692	$14,580	$3,037	$177	$20,729
Charge-offs	—	—	—	—	(564)	(22)	(586)
Recoveries	—	—	—	—	100	21	121
Provision	50	14	(36)	1,838	(209)	(57)	1,600
ACL at June 30, 2026	$1,783	$524	$656	$16,418	$2,364	$119	$21,864

ACL at December 31, 2025	$1,665	$500	$652	$14,042	$3,641	$155	$20,655
Charge-offs	—	—	—	—	(911)	(63)	(974)
Recoveries	—	—	67	—	279	35	381
Provision	118	24	(63)	2,376	(645)	(8)	1,802
ACL at June 30, 2026	$1,783	$524	$656	$16,418	$2,364	$119	$21,864

ACL at March 31, 2025	$1,529	$470	$455	$12,480	$3,394	$116	$18,444
Charge-offs	—	—	—	—	(10)	(43)	(53)
Recoveries	—	—	—	—	21	6	27
Provision	108	18	106	372	55	45	704
ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(13)	(61)	(74)
Recoveries	—	—	3	—	75	11	89
Provision	140	27	182	848	216	41	1,454
ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$186	$179	$371	$358
Short-term lease cost	4	4	8	8
Variable lease cost	44	41	87	81
Total lease cost	$234	$224	$466	$447

Supplemental Lease Information:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$360	$357

Weighted-average remaining lease term (years)	10.2	11.3
Weighted-average discount rate	3.65%	3.54%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2026, are as follows:

(Dollars in thousands)

2026	$367
2027	597
2028	549
2029	545
2030	526
2031 and beyond	2,545
Undiscounted cash flow	5,129
Imputed Interest	(878)
Total lease liability	$4,251

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at June 30, 2026 and December 31, 2025.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation makes a fixed payment and receives a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented. On March 16, 2026, the Corporation terminated the interest rate swap contracts and recognized $69 thousand of interest income on investments, and no cash collateral was posted as of June 30, 2026.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of June 30, 2026			As of December 31, 2025
	Notional amount	Balance Sheet Location	Fair Value	Notional amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$-	-	$—	$100,344	Other Assets	$124
Total derivatives designated as hedging instruments			$—			$124

Derivatives not designated as hedging instruments
Other Contracts	$5,744	Other Liabilities	$—	$5,853	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance
Derivatives Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
		2026	2025	2026	2025
Interest rate swaps	Investment income	$-	$202	$53	$401

The income effect of the derivative not designated as a hedging instrument was $0 as of June 30, 2026 and 2025.

The table below presents the carrying amount of the derivative financial instruments for the periods shown:

	Carrying amount of the hedged items
(Dollars in thousands)	As of June 30,
	2026	2025
Investment securities, AFS (1)	$-	$108,250

(1)The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Components of net periodic cost:
Service cost	$45	$53	$90	$106
Interest cost	192	199	384	399
Expected return on plan assets	(225)	(206)	(454)	(414)
Recognized net actuarial loss	35	24	70	44
Total pension expense	$47	$70	$90	$135

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

FASB ASC Topic 820, “Fair Value Measurements”, requires disclosure of the fair value of financial assets and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring and nonrecurring basis. The Corporation does not report any nonfinancial assets at fair value. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first six months of 2026. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in thousands)	Fair Value at June 30, 2026
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		62,952	—	—	62,952
Municipal		—	136,916	—	136,916
Corporate		—	7,892	—	7,892
Agency MBS & CMO		—	125,525	—	125,525
Non-Agency MBS & CMO		—	93,791	—	93,791
Asset-backed		—	25,269	—	25,269
Total available for sale	Recurring	$62,952	$389,393	$—	$452,345
Collateral dependent loans (1)	Nonrecurring	—	—	15,861	15,861

(Dollars in thousands)	Fair Value at December 31, 2025
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,263	—	—	33,263
Municipal		—	137,839	—	137,839
Corporate		—	14,675	—	14,675
Agency MBS & CMO		—	129,860	—	129,860
Non-Agency MBS & CMO		—	111,668	—	111,668
Asset-backed			27,281		27,281
Total available for sale	Recurring	$33,263	$421,323	$—	$454,586
Collateral dependent loans (1)	Nonrecurring	—	—	6,227	6,227
Derivatives	Recurring	—	124	—	124

(1)Collateral dependent loans with a specific reserve are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending June 30, 2026.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis for the periods shown.

(Dollars in thousands)				Range
June 30, 2026	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$15,861	Appraisal	Appraisal adjustment on
			Real estate assets	0 - 20%
			Cost to sell	10%

				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$6,227	Appraisal	Appraisal adjustment on
			Real estate assets	20%
			Cost to sell	10%

Collateral Dependent (1)	$-	Appraisal	Valuation of
			Business assets	100%
			Cost to sell	0%

(1)This loan has a carrying value of $290 thousand and a specific reserve of $290 thousand.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	June 30, 2026
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$195,031	$195,031	$195,031	$—	$—
Long-term interest-earning deposits in other banks	750	750	750	—	—
Loans held for sale	2,797	2,851	—	2,851	—
Net loans	1,588,755	1,577,561	—	—	1,577,561
Accrued interest receivable	8,459	8,459	—	—	8,459

Financial liabilities:
Deposits	$1,924,588	$1,924,340	$—	$1,924,340	$—
FHLB advances	200,000	200,411	—	200,411	—
Subordinate notes	10,855	9,532	—	9,532	—
Accrued interest payable	3,623	3,623	—	3,623	—

	December 31, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$127,721	$127,721	$127,721	$—	$—
Long-term interest-earning deposits in other banks	999	999	999
Loans held for sale	18,929	19,161	—	19,161	—
Net loans	1,540,583	1,537,281	—	—	1,537,281
Accrued interest receivable	8,084	8,084	—	—	8,084

Financial liabilities:
Deposits	$1,835,772	$1,835,884	$—	$1,835,884	$—
FHLB Advances	200,000	201,732		201,732
Subordinate notes	10,845	9,532	—	9,532	—
Accrued interest payable	3,852	3,852	—	3,852	—

Note 12. Deposits

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$341,103	$310,251

Interest-bearing checking	409,088	431,843
Money management	848,023	771,231
Savings	97,722	98,124
Total interest-bearing checking and savings	1,354,833	1,301,198

Time deposits	206,595	202,266
Time - brokered deposits	22,057	22,057
Total time deposits	228,652	224,323

Total deposits	$1,924,588	$1,835,772

Overdrawn deposit accounts reclassified as loans	$111	$178

Time deposits greater than $250,000 at June 30, 2026 and December 31, 2025 were $56.0 million and $55.9 million, respectively.

Note 13. Borrowings

On June 30, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million on December 31, 2025. The borrowings have a rate of 4.32% and are due January 12, 2027.

On June 30, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $145 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2026 was 5.73% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2026, the Bank was “well capitalized.”

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

In 2026, the federal banking agencies amended the CBLR to decrease the CBLR ratio from 9% to 8% effective July 1, 2026. The revisions to the CBLR also provide for a longer grace period for banks that fall out of compliance with the new ratio to regain compliance. Adoption of the new CBLR may be made on the bank’s quarterly call report. The Bank does not expect to adopt the new CBLR ratio.

The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of June 30, 2026 and December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.93%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.47%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.93%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.47%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.77%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.73%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.44%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.83%	8.57%	4.00%	5.00%

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

The following table presents Wealth Management Fees for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
Wealth Management Fees	2026	2025	2026	2025

Asset Management Fees	$2,430	$2,205	$4,615	$4,200
Estate Management Fees	81	146	148	282
Commissions	56	68	110	151
Total	$2,567	$2,419	$4,873	$4,633

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

The Bank had the following outstanding commitments for the periods presented:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$302,860	$300,228
Consumer commitments to extend credit (secured)	143,151	153,183
Consumer commitments to extend credit (unsecured)	8,211	7,083
	$454,222	$460,494
Standby letters of credit	$38,274	$29,880

ACL - Unfunded Commitments (1)	$1,957	$1,899
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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at June 30, 2026, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026				June 30, 2026
	Reportable Segments				Reportable Segments
(Dollars in thousands)	Community Banking	Wealth	Other (1)	Consolidated Total	Community Banking	Wealth	Other (1)	Consolidated Total

Interest and dividend Income	$28,931	$—	$—	$28,931	$56,701	$—	$—	$56,701
Noninterest income	2,582	2,567	—	5,149	5,636	4,873	—	10,509
Total consolidated revenue				34,080				67,210
Interest expense	9,383	—	201	9,584	18,428	—	406	18,834
Provision for credit losses	1,639	—	—	1,639	1,860	—	—	1,860
Salaries and benefit expense	7,679	936	—	8,615	15,730	1,909	—	17,639
Other noninterest expense (2)	5,074	322	598	5,994	10,521	630	1,170	12,321
Income before income taxes	7,738	1,309	(799)	8,248	15,798	2,334	(1,576)	16,556
Income tax expense	1,800	—	(163)	1,637	3,639	—	(331)	3,308
Net income	$5,938	$1,309	$(636)	$6,611	$12,159	$2,334	$(1,245)	$13,248

Total assets for reportable segments	$2,333,397	$1,575	209	$2,335,181	$2,333,397	$1,575	209	$2,335,181

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

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025				June 30, 2025
	Reportable Segments				Reportable Segments
(Dollars in thousands)	Community Banking	Wealth	Other (1)	Consolidated Total	Community Banking	Wealth	Other (1)	Consolidated Total

Interest and dividend Income	$28,600	$—	$—	$28,600	$55,658	$—	$—	$55,658
Noninterest income	2,691	2,419	(7)	5,103	5,038	4,633	(7)	9,664
Total consolidated revenue				33,703				65,322
Interest expense	11,099	—	263	11,362	22,287	—	528	22,815
Provision for credit losses	635	—	—	635	1,414	—	—	1,414
Salaries and benefit expense	7,824	1,040	—	8,864	15,309	2,061	—	17,370
Other noninterest expense (2)	4,608	291	626	5,525	9,835	566	1,194	11,595
Income before income taxes	7,125	1,088	(896)	7,317	11,851	2,006	(1,729)	12,128
Income tax expense	1,635	—	(226)	1,409	2,525	—	(226)	2,299
Net income	$5,490	$1,088	$(670)	$5,908	$9,326	$2,006	$(1,503)	$9,829

Total assets for reportable segments	$2,284,241	$1,461	$1,043	$2,286,745	$2,284,241	$1,461	1,043	$2,286,745

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

Note 19. Subsequent Events

On August 2, 2026, an $8.6 million nonaccrual loan (see Note 6, Loan Quality and Allowance for Loan Loss) defaulted under the terms of a forbearance agreement with the Bank. As of the filing date of this Quarterly Report on Form 10-Q, the borrower remained within the cure period provided by the forbearance agreement, and the Bank was reviewing its rights and remedies under the terms of the agreement. Management evaluated the event and concluded that no adjustment to the consolidated financial statements as of June 30, 2026 was required.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Six Months Ended June 30, 2026 and 2025

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

There were no changes to the critical accounting policies disclosed in the 2025 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of June 30, 2026. Please refer to Item 7 of the Corporation’s 2025 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

Summary

A summary of operating results for Franklin Financial Services Corporation for the three and six months ended June 30, 2026 are as follows:

•Net income: $6.6 million (basic and diluted earnings per share $1.47) for the second quarter of 2026 compared to $5.9 million (basic and diluted earnings per share $1.32) for the second quarter of 2025, an increase of 11.9%. Net income for the first six months of 2026 was $13.2 million (basic earnings per share $2.95 and diluted earnings per share $2.94) compared to $9.8 million (basic earnings per share $2.21 and diluted earnings per share $2.20) for the same period in 2025, an increase of 34.8%

•Wealth Management: $2.6 million in fees for the second quarter of 2026, an increase of 6.1% from $2.4 million in the second quarter of 2025. Fees were $4.9 million for the first six months of 2026 compared to $4.6 million for the first six months of 2025, an increase of 5.2%. Assets under management were $1.481 billion on June 30, 2026.

•Asset Growth: $2.335 billion in total assets on June 30, 2026, an increase of 4.3% from $2.239 billion at year-end 2025.

•Loan Growth: Net loans totaled $1.589 billion on June 30, 2026, an increase of 3.1% from $1.541 billion on December 31, 2025.

•Deposit Growth: Total deposits of $1.925 billion, an increase of 4.8% from $1.836 billion on December 31, 2025.

•Quarterly Performance Metrics: Return on Average Assets (ROA) of 1.14%, Return on Average Equity (ROE) of 14.80%, and Net Interest Margin (NIM) of 3.50%, on an annualized basis for the second quarter of 2026, compared to an ROA of 1.04%, ROE of 15.64% and NIM of 3.21% for the second quarter of 2025.

•On July 16, 2026, the Board of Directors declared $0.34 per share regular quarterly cash dividend for the third quarter of 2026 to be paid on August 26, 2026, to shareholders of record at the close of business on August 7, 2026.  This dividend represents a 3.0% increase over the third quarter 2025 dividend.

Key performance ratios as of, or for the periods ended as shown:

	Six Months Ended		Twelve Months Ended
	June 30,	June 30,	December 31,
(Dollars in thousands, except per share) (Unaudited)	2026	2025	2025

Balance Sheet Highlights
Total assets	$2,335,181	$2,286,745	$2,239,018
Debt securities available for sale	452,345	481,259	454,586
Loans, net	1,588,755	1,500,035	1,540,583
Deposits	1,924,588	1,893,471	1,835,772
Other borrowings	200,000	200,000	200,000
Shareholders' equity	183,845	157,364	175,242

Summary of Operations
Interest income	$56,701	$55,658	$114,371
Interest expense	18,834	22,815	44,725
Net interest income	37,867	32,843	69,646
Provision for credit losses - loans	1,802	1,454	3,030
Provision for (reversal of) credit losses - unfunded commitments	58	(40)	(131)
Total provision for credit losses	1,860	1,414	2,899
Net interest income after provision for credit losses	36,007	31,429	66,747
Noninterest income	10,509	9,664	19,176
Noninterest expense	29,960	28,965	59,656
Income before income taxes	16,556	12,128	26,267
Total income tax expense	3,308	2,299	5,041
Net income	$13,248	$9,829	$21,226

Performance Measurements
Return on average assets*	1.17%	0.89%	0.94%
Return on average equity*	14.96%	13.27%	13.55%
Return on average tangible equity (1)*	15.63%	14.01%	14.38%
Efficiency ratio (1)	61.33%	67.35%	66.48%
Net interest margin*	3.52%	3.13%	3.25%

Shareholders' Value (per common share)
Diluted earnings per share	$2.95	$2.21	$4.74
Basic earnings per share	2.94	2.20	4.76
Regular cash dividends declared	0.67	0.65	1.31
Book value	40.91	35.22	39.11
Tangible book value (1)	38.90	33.20	37.10
Market value	62.60	34.63	50.20
Market value/book value ratio	153.02%	98.31%	128.36%
Market value/tangible book value ratio	160.91%	104.28%	135.33%
Price/earnings multiple (year-to-date)*	10.65	6.56	10.59
Dividend yield (year-to-date)**	2.16%	3.81%	2.63%
Dividend payout ratio (year-to-date)	22.70%	29.39%	27.54%

Safety and Soundness
Average equity/average assets	7.81%	6.67%	6.92%
Risk-based capital ratio (Total)	13.77%	13.33%	13.27%
Leverage ratio (Tier 1)	8.44%	7.78%	8.17%
Common equity ratio (Tier 1)	11.93%	10.91%	11.45%
Nonperforming loans / gross loans	1.10%	0.71%	0.55%
Nonperforming assets/total assets	0.76%	0.47%	0.38%
Allowance for credit losses as a % of loans	1.36%	1.26%	1.32%
Net loans (charged-off) recovered / average loans*	-0.07%	0.00%	0.00%

Assets under Management
Trust assets under management (fair value)	$1,326,643	$1,221,333	$1,273,421
Held at third-party brokers (fair value)	154,826	138,763	147,880
	$1,481,469	$1,360,096	$1,421,301

*Year-to-date annualized

(1)   See the section titled “GAAP versus Non-GAAP Presentation” that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands, except per share)
	June 30, 2026	June 30, 2025	December 31, 2025
Return on Tangible Equity (non-GAAP)
Net income	$13,248	$9,829	$21,226

Average shareholders' equity	178,541	149,377	156,638
Less average intangible assets	(9,016)	(9,016)	(9,016)
Average tangible equity (non-GAAP)	169,525	140,361	147,622

Return on average tangible equity (non-GAAP)*	15.63%	14.01%	14.38%

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity	$183,845	$157,364	$175,242
Less intangible assets	(9,016)	(9,016)	(9,016)
Tangible book value (non-GAAP)	174,829	148,348	166,226

Shares outstanding (in thousands)	4,494	4,468	4,481

Tangible book value per share (non-GAAP)	$38.90	$33.20	$37.10

Efficiency Ratio
Noninterest expense	$29,960	$28,965	$59,656

Net interest income	37,867	32,843	69,646
Plus tax equivalent adjustment to net interest income	474	490	904
Plus noninterest income, net of securities transactions	10,509	9,671	19,183
Total revenue	48,850	43,004	89,733

Efficiency ratio (Noninterest expense/total revenue)	61.33%	67.35%	66.48%

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

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025:

Tax equivalent net interest income increased $2.1 million to $19.6 million in the second quarter of 2026 compared to $17.5 million for the same period in 2025. Tax equivalent net interest income increased $1.8 million from balance sheet volume changes and $300 thousand from interest rate changes.

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

	For the Three Months Ended June 30,
	2026			2025

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$197,385	$1,826	3.71%	$197,429	$2,193	4.46%
Investment securities:
Taxable securities	394,588	3,480	3.54%	440,685	4,524	4.12%
Tax-exempt securities	50,018	330	2.65%	48,863	333	2.73%
Restricted stock	8,978	201	8.96%	8,892	189	8.53%
Total investment securities	453,584	4,011	3.55%	498,440	5,046	4.06%
Gross loans:
Residential real estate 1-4 family:
First liens	291,897	4,237	5.82%	254,786	3,591	5.65%
Junior liens and lines of credit	94,652	1,323	5.61%	85,584	1,279	5.99%
Residential real estate - construction	59,749	870	5.84%	47,073	816	6.95%
Commercial real estate	925,256	13,957	6.05%	853,228	12,535	5.89%
Commercial	209,724	2,729	5.22%	238,373	3,203	5.39%
Consumer	10,555	215	8.17%	7,910	182	9.23%
Total gross loans	1,591,833	23,331	5.88%	1,486,954	21,606	5.83%
Total interest-earning assets	2,242,802	$29,168	5.22%	2,182,823	$28,845	5.30%
Noninterest-earning assets	87,815			92,430
Total assets	$2,330,617			$2,275,253

Interest-bearing liabilities:
Deposits:
Interest checking	$424,622	$608	0.57%	$411,391	$627	0.61%
Money management	832,272	4,577	2.21%	760,422	4,992	2.63%
Savings	97,081	14	0.06%	96,213	19	0.08%
Time	207,760	1,767	3.41%	231,272	2,320	4.02%
Time - brokered	22,057	236	4.29%	87,057	960	4.42%
Total interest-bearing deposits	1,583,792	7,202	1.82%	1,586,355	8,918	2.25%

Subordinate notes	10,852	201	7.41%	19,713	263	5.34%
Federal Home Loan Bank borrowings	200,000	2,181	4.32%	200,000	2,181	4.32%
Total interest-bearing liabilities	1,794,644	9,584	2.14%	1,806,068	11,362	2.52%
Noninterest checking	339,881			301,240
Other liabilities	16,886			16,470
Shareholders' equity	179,206			151,475
Total liabilities and shareholders' equity	$2,330,617			$2,275,253
T/E net interest income/Net interest margin		19,584	3.50%		17,483	3.21%
Tax equivalent adjustment		(237)			(245)
Net interest income		$19,347			$17,238

Net Interest Spread			3.08%			2.78%
Cost of Funds			1.80%			2.16%
Cost of Deposits			1.50%			1.90%

Provision for Credit Losses

For the second quarter of 2026, the provision for credit losses on loans was $1.6 million compared to $704 thousand for the second quarter of 2025. The increase is due primarily to an additional $934 thousand of specific reserves on two collateral dependent loans to unrelated borrowers. See the Loan Quality discussion for additional information on these loans. The ACL ratio for loans was 1.36% on June 30, 2026 and 1.32% on December 31, 2025.

The provision for credit losses on unfunded commitments was $39 thousand compared to reversal of $69 thousand for the same period in 2025. The ACL for unfunded commitments was $2.0 million on June 30, 2026 and December 31, 2025, respectively. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the second quarter of 2026, noninterest income increased $46 thousand compared to the same period in 2025. Wealth Management fees increased, primarily because of growth in assets under management. Nearly all categories of noninterest income increased compared to the prior year period, but increases were partially offset by a decrease in other income from a state tax refund received in 2025.

The following table presents a comparison of noninterest income for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest Income
Wealth management fees	$2,567	$2,419	$148	6.1
Loan service charges	289	294	(5)	(1.7)
Gain on sale of loans	227	132	95	72.0
Deposit service charges and fees	694	613	81	13.2
Other service charges and fees	521	480	41	8.5
Debit card income	632	608	24	3.9
Increase in cash surrender value of life insurance	135	116	19	16.4
Other	84	441	(357)	(81.0)
Total noninterest income	$5,149	$5,103	$46	0.9

Noninterest Expense

Noninterest expense for the second quarter of 2026 increased $220 thousand compared to the same period in 2025. Salary expense increased $243 thousand. Employee benefits decreased, primarily in health insurance ($300 thousand). Other expense increased primarily from armored car expense and in loan collection expense.

The following table presents a comparison of noninterest expense for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2026	2025	Amount	%
Salaries	$6,453	$6,210	$243	3.9
Employee benefits	2,162	2,654	(492)	(18.5)
Net occupancy	1,178	1,146	32	2.8
Marketing and advertising	362	353	9	2.5
Legal and professional	556	537	19	3.5
Data processing	1,578	1,514	64	4.2
Pennsylvania bank shares tax	236	137	99	72.3
FDIC insurance	367	409	(42)	(10.3)
ATM/debit card processing	383	344	39	11.3
Telecommunications	128	109	19	17.4
Other	1,206	976	230	23.6
Total noninterest expense	$14,609	$14,389	$220	1.5

Provision for Income Taxes

For the second quarter of 2026, total income tax was $1.6 million, comprised of $1.5 million in Federal income tax and $89 thousand in state income taxes. Income tax for the second quarter increased by $228 thousand compared to the second quarter of 2025, due to higher pre-tax income in 2026. The effective tax rate for the second quarter of 2026 was 19.9% compared to 19.3% for the same period in 2025. The federal statutory tax rate is 21% for 2026 and 2025.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025:

Tax equivalent net interest income increased $5.0 million to $38.3 million in the first six months of 2026 compared to $33.3 million for the same period in 2025. Tax equivalent net interest income increased $3.6 million from balance sheet volume changes and $1.4 million from interest rate changes.

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

	For the Six Months Ended June 30,
	2026			2025

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$160,181	$2,944	3.71%	$185,567	$4,101	4.46%
Investment securities:					—
Taxable securities	396,543	7,096	3.61%	447,097	9,349	4.22%
Tax-exempt securities	50,376	660	2.64%	49,616	667	2.71%
Restricted stock	8,938	404	9.04%	8,831	379	8.65%
Total investment securities	455,857	8,160	3.61%	505,544	10,395	4.15%
Gross loans:
Residential real estate 1-4 family:
First liens	293,639	8,433	5.79%	249,664	6,882	5.56%
Junior liens and lines of credit	93,791	2,602	5.59%	84,363	2,494	5.96%
Residential real estate - construction	58,376	1,777	6.14%	40,883	1,384	6.83%
Commercial real estate	917,187	27,286	6.00%	834,940	24,246	5.86%
Commercial	208,925	5,552	5.36%	236,669	6,288	5.36%
Consumer	10,282	421	8.26%	7,925	358	9.11%
Total gross loans	1,582,200	46,071	5.87%	1,454,444	41,652	5.78%
Total interest-earning assets	2,198,238	$57,175	5.25%	2,145,555	$56,148	5.28%
Noninterest-earning assets	87,033			92,328
Total assets	$2,285,271			$2,237,883

Interest-bearing liabilities:
Deposits:
Interest checking	$422,186	$1,187	0.57%	$407,940	$1,218	0.60%
Money management	801,988	8,756	2.20%	744,778	9,883	2.68%
Savings	97,555	34	0.07%	96,629	59	0.12%
Time	209,886	3,642	3.50%	225,896	4,651	4.15%
Time - brokered	22,057	470	4.30%	87,057	2,137	4.95%
Total interest-bearing deposits	1,553,672	14,089	1.83%	1,562,300	17,948	2.32%

Subordinate notes	10,850	406	7.48%	19,708	528	5.36%
Federal Home Loan Bank borrowings	200,000	4,339	4.32%	200,000	4,339	4.32%
Total interest-bearing liabilities	1,764,522	18,834	2.15%	1,782,008	22,815	2.58%
Noninterest checking	324,753			289,464
Other liabilities	17,455			17,034
Shareholders' equity	178,541			149,377
Total liabilities and shareholders' equity	$2,285,271			$2,237,883
T/E net interest income/Net interest margin		38,341	3.52%		33,333	3.13%
Tax equivalent adjustment		(474)			(490)
Net interest income		$37,867			$32,843

Net Interest Spread			3.10%			2.70%
Cost of Funds			1.82%			2.22%
Cost of Deposits			1.51%			1.95%

Provision for Credit Losses

For the first half of 2026, the provision for credit losses on loans was $1.8 million compared to $1.5 million for the same period in 2025. The increase is due primarily to an additional $1.0 million of specific reserves on two collateral dependent loans to unrelated borrowers, which was partially offset by a change in management’s reassessment of the municipal loans portfolio and qualitative factor decreases for municipal loans. See the Loan Quality discussion for additional information on these loans. The ACL ratio for loans was 1.36% on June 30, 2026 and 1.32% on December 31, 2025.

The provision for credit losses on unfunded commitments was $58 thousand compared to a reversal of $40 thousand for the same period in 2025. The ACL for unfunded commitments was $2.0 million on June 30, 2026 and $1.9 million on December 31, 2025, respectively. For more information refer to the Loan Quality and Allowance for Credit Losses discussion in the Financial Condition section.

Noninterest Income

For the first half of 2026, noninterest income, before securities transactions, increased $838 thousand compared to the same period in 2025. Wealth Management fees increased, primarily because of growth in assets under management, the gain on sale of loans increased due to a one-time sale of mortgages and deposit service charges and fees increased due to a higher volume of account analysis fees.

The following table presents a comparison of noninterest income for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest Income
Wealth management fees	$4,873	$4,633	$240	5.2
Loan service charges	527	503	24	4.8
Gain on sale of loans	545	241	304	126.1
Deposit service charges and fees	1,341	1,218	123	10.1
Other service charges and fees	1,002	963	39	4.0
Debit card income	1,251	1,167	84	7.2
Increase in cash surrender value of life insurance	267	230	37	16.1
Other	703	716	(13)	(1.8)
Noninterest income before securities transactions	10,509	9,671	838	8.7
Change in fair value of equity securities	—	(7)	7	(100.0)
Total noninterest income	$10,509	$9,664	$845	8.7

Noninterest Expense

Noninterest expense for the first half of 2026 increased $995 thousand compared to the same period in 2025. Salaries increased $304 thousand. Legal and professional fees increased primarily in audit and consulting fees, and PA shares tax expense increased in 2026 compared to the same period in 2025. FDIC insurance decreased due to an improvement in performance metrics.

The following table presents a comparison of noninterest expense for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
(Dollars in thousands)	June 30,		Change
Noninterest Expense	2026	2025	Amount	%
Salaries	$12,690	$12,386	$304	2.5
Employee benefits	4,949	4,984	(35)	(0.7)
Net occupancy	2,419	2,371	48	2.0
Marketing and advertising	788	786	2	0.3
Legal and professional	1,251	1,064	187	17.6
Data processing	3,119	3,071	48	1.6
Pennsylvania bank shares tax	490	297	193	65.0
FDIC insurance	850	954	(104)	(10.9)
ATM/debit card processing	760	683	77	11.3
Telecommunications	262	216	46	21.3
Other	2,382	2,153	229	10.6
Total noninterest expense	$29,960	$28,965	$995	3.4

Provision for Income Taxes

For the first half of 2026, total income tax was $3.3 million, comprised of $3.0 million in Federal income tax and $319 thousand in state income taxes. Income tax for the first half of 2026 increased by $1.0 million compared to the first half of 2025, due to higher pre-tax income in 2026. The effective tax rate for the first half of 2026 was 20.0% compared to 19.0% for the same period in 2025. The federal statutory tax rate is 21% for 2026 and 2025.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $195.0 million on June 30, 2026, an increase of $67.3 million from the prior year-end balance of $127.7 million, as deposit growth has outpaced loan growth during the first half of 2026. Short-term interest-earning deposits are held primarily at the Federal Reserve ($168.9 million).

Investment Securities:

Available for Sale (AFS) Securities: At June 30, 2026, the AFS securities portfolio had an amortized cost of $481.4 million, unchanged from the prior year-end, and a fair value of $452.3 million, a decrease of $2.2 million from the prior year-end. During the first six months of 2026, the portfolio returned $33.0 million of principal and $33.2 million was purchased. The Bank did not sell any investments in the first six months of 2026. The AFS portfolio had a net unrealized loss of $29.1 million at June 30, 2026 compared to a net unrealized loss of $26.8 million at the prior year-end. The AFS portfolio averaged $444.6 million with a tax equivalized yield of 3.50% for the six months ended June 30, 2026. This compares to an average of $489.5 million and a tax-equivalized yield of 4.07% for the same period in 2025.

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

Restricted Stock at Cost: The Bank held $9.0 million of restricted stock at June 30, 2026 and $8.9 million at December 31, 2025. Except for $30 thousand, this investment represents stock in Federal Home Loan Bank of Pittsburgh (the FHLB). The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is no public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	June 30,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Residential real estate 1-4 family
Consumer first liens	$233,681	$213,440	$20,241	9.5
Commercial first lien	62,714	63,457	(743)	(1.2)
Total first liens	296,395	276,897	19,498	7.0

Consumer junior liens and lines of credit	89,192	84,650	4,542	5.4
Commercial junior liens and lines of credit	7,475	6,839	636	9.3
Total junior liens and lines of credit	96,667	91,489	5,178	5.7
Total residential real estate 1-4 family	393,062	368,386	24,676	6.7

Residential real estate - construction
Consumer	38,422	29,609	8,813	29.8
Commercial	15,656	24,516	(8,860)	(36.1)
Total residential real estate construction	54,078	54,125	(47)	(0.1)

Commercial real estate	949,366	903,571	45,795	5.1
Commercial	205,879	225,499	(19,620)	(8.7)
Total commercial	1,155,245	1,129,070	26,175	2.3

Consumer	8,234	9,657	(1,423)	(14.7)
	1,610,619	1,561,238	49,381	3.2
Less: Allowance for credit losses	(21,864)	(20,655)	(1,209)	5.9
Net Loans	$1,588,755	$1,540,583	$48,172	3.1

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

Total residential real estate loans increased by $24.7 million over the prior year-end, primarily in consumer first lien loans. For the first six months of 2026, the Bank originated $62.1 million in mortgages, including $25.5 million for sale through the secondary market compared to $54.8 million of total originations for the same period in 2025. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($38.4 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $15.7 million at June 30, 2026. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total CRE loans increased to $949.4 million at June 30, 2026 from $903.6 million at the end of the prior year. Included in CRE are approximately $755 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio is 348.2% of risk-based capital at June 30, 2026 compared to 349.9% at December 31, 2025.

The following table presents the largest non-owner occupied CRE by collateral:

(Dollars in thousands)	June 30, 2026		December 31, 2025
Commercial Real Estate (CRE)	Owner Occupied	Non-owner	Owner Occupied	Non-owner
Apartments	$-	$161,924	$-	$163,356
Hotels & motels	-	105,838	5,963	96,231
Shopping centers	131	95,705	140	87,793
Office buildings	26,222	73,841	24,384	68,241
Land development	-	97,768	-	88,884

Included in CRE are real estate construction loans totaling $220.7 million. At June 30, 2026, the Bank had $94.3 million in real estate construction loans funded with an interest reserve and capitalized $1.3 million of interest in the first six months of 2026 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $19.6 million to $205.9 million at June 30, 2026, compared to $225.5 million at the end of the prior year. On June 30, 2026, the Bank had $97.8 million in tax-free loans compared to $102.0 million at December 31, 2025.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	June 30, 2026	% of Commercial	December 31, 2025	% of Commercial
Public administration	$37,436	18%	$40,095	18%
Utilities	36,131	18%	35,621	16%
Construction	14,823	7%	15,017	7%
Manufacturing	14,785	7%	19,930	9%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. On June 30, 2026, the outstanding commercial participations were $96.4 million, or 7.8%, of commercial purpose loans and 6.0% of total gross loans compared to $100.8 million at December 31, 2025, or 8.2%, of commercial purpose loans and 6.5% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $118.7 million, compared to $129.3 million at December 31, 2025. The commercial loan participations are comprised of $23.6 million of commercial loans and $72.8 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $8.2 million at June 30, 2026, compared to $9.7 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a performing or nonperforming rating based on the performance status of the loans. Nonperforming loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 4 are considered pass credits. Loans that are rated 5-Pass Watch are credits that have been identified as credits that are likely to warrant additional attention and monitoring. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Nonaccrual loans are rated no better than 7-Substandard. The following represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors overall loan quality of the portfolio by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.

Watch list loans (commercial loans rated 6, 7 or 8) exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $51.6 million at June 30, 2026 compared to $58.8 million at December 31, 2025. The composition of the watch list (commercial loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements.

The composition of the Watch list by risk rating is shown below:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
OAEM - 6	$21,843	$28,000
Substandard - 7	29,727	30,776
Doubtful - 8	—	—
Loss - 9	—	—
Total	$51,570	$58,776

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Board Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At June 30, 2026, the Bank had loans of $15.0 million (0.9% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.0% at the prior year end.

Loan quality, as measured by nonaccrual loans, totaled $17.7 million at June 30, 2026 compared to $8.5 million at December 31, 2025 and the nonperforming loan to total loans ratio was 1.10% at June 30, 2026 compared to 0.55% at December 31, 2025. Loans past due 90-days or more, but still accruing, totaled $5 thousand at June 30, 2026 and December 31, 2025. The increase in nonaccrual loans in 2026 was largely due to one commercial real estate loan for $8.8 million that was put on nonaccrual in the second quarter of 2026. This loan is current on payments as of June 30, 2026 and a specific reserve of $734 thousand has been established for this loan based on its risk rating and collateral values.

The nonaccrual loans are comprised primarily of two (2) CRE loans to unrelated borrowers totaling $17.4 million. Of these two CRE loans, one is for a matured $7.0 million construction loan on a mixed-use commercial project. During the second quarter, the Bank committed to provide additional funding of up to $2.5 million (with $1.6 million advanced as of June 30, 2026) to fully enclose the property and protect the collateral, and to pay all past due construction costs. In total, $8.6 million is in nonaccrual for this borrower as of June 30, 2026. As part of this funding commitment, a forbearance agreement was signed by the developer that ceased all construction until funding from new sources was acquired, established specific performance criteria for the developer, and established specific remedies for the Bank in the event of non-compliance with the forbearance agreement. Based on a discounted “as-is” appraisal received in the first quarter of 2026 and the additional funding committed, the Bank increased its specific reserve from $1.0 million on March 31, 2026, to $1.2 million on June 30, 2026. The second CRE loan totals $8.8 million and is secured by six (6) commercial office buildings. This loan is a purchased participation loan where the Bank is not the lead lender. The loan was placed on nonaccrual status during the second quarter of 2026, and as of June 30, 2026, the Bank has a specific reserve of $734 thousand based on a recent appraisal.

The Bank may modify loans to borrowers experiencing financial difficulty (BEFD) by providing modifications such as principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit loss. The Bank may also provide multiple types of concessions on one loan.

During the second quarter of 2026, the Bank provided modifications to two unrelated BEFD. One $7.0 million CRE loan was modified with a term extension that had a more-than-significant payment delay. As of June 30, 2026, this loan had matured and repayment has been delayed under the terms of a forbearance agreement. As part of the forbearance agreement, the Bank has committed to lend $2.5 million to the borrower and had advanced $1.6 million as of June 30, 2026, for a total of $8.6 million outstanding to this BEFD as of June 30, 2026. The payment terms of the new loan are also covered by the terms of the forbearance agreement. This loan is on nonaccrual status as of June 30, 2026, and a $1.2 million specific reserve has been established for this loan. The second loan modification was for an $8.8 million CRE loan that was granted interest only payments until the third quarter of 2026 when it is scheduled to return to full principal and interest payments. The Bank has no commitment to lend additional amounts to this borrower. As of June 30, 2026, this loan was on nonaccrual and had a specific reserve of $734 thousand.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At June 30, 2026, the pooled loan reserve was $19.9 million and approximately 68% of the pooled reserve was from the qualitative component. On June 30, 2026 the Bank had specific reserves of $1.9 million on two CRE loans compared to $1.2 million of specific reserves as of December 31, 2025.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. The ACL for unfunded commitments was $2.0 million on June 30, 2026 and $1.9 million on December 31, 2025.

The following table shows the allocation of the ACL and other loan performance ratios, by class, as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2026
Loans at June 30, 2026	$296,395	$96,667	$54,078	$949,366	$205,879	$8,234	$1,610,619
Average Loans through June 30, 2026	293,639	93,791	58,376	917,187	208,925	10,282	1,582,200
Nonaccrual Loans at June 30, 2026	51	19	—	17,608	49	—	17,727
Allowance for Credit Loss at June 30, 2026	1,783	524	656	16,418	2,364	119	21,864
YTD Net (Charge-offs)/Recoveries at June 30, 2026	—	—	67	—	(632)	(28)	(593)

Loans/Total Gross Loans at June 30, 2026	18%	6%	3%	59%	13%	1%	100%
Nonaccrual Loans/Total Gross Loans at June 30, 2026	0.02%	0.02%	0.00%	1.85%	0.02%	0.00%	1.10%
Allowance for Credit Loss/Gross Loans at June 30, 2026	0.60%	0.54%	1.21%	1.73%	1.15%	1.45%	1.36%
Net (Charge-offs) Recoveries/Average Loans at June 30, 2026*	0.00%	0.00%	0.23%	0.00%	-0.61%	-0.54%	-0.07%
Allowance for Credit Loss/Nonaccrual Loans at June 30, 2026							123.34%

2025
Loans at December 31, 2025	$276,897	$91,489	$54,125	$903,571	$225,499	$9,657	$1,561,238
Average Loans for 2025	263,557	87,410	45,862	865,233	234,148	8,531	1,504,741
Nonaccrual Loans at December 31, 2025	—	20	—	8,148	345	—	8,513
Allowance for Credit Losses at December 31, 2025	1,665	500	652	14,042	3,641	155	20,655
Net Recoveries/(Charge-offs) for 2025	—	—	11	1	57	(97)	(28)

Loans/Total Gross Loans at December 31, 2025	18%	6%	3%	58%	14%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2025	0.00%	0.02%	0.00%	0.90%	0.15%	0.00%	0.55%
Allowance for Credit Loss/Gross Loans at December 31, 2025	0.60%	0.55%	1.20%	1.55%	1.61%	1.61%	1.32%
Net Recoveries(Charge-offs)/Average Loans for 2025	0.00%	0.00%	0.02%	0.00%	0.02%	-1.14%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2025							242.63%

*Annualized

Deposits:

Total deposits increased $88.8 million during the first six months of 2026 to $1.925 billion. Noninterest checking increased $30.9 million to $341.1 million (17.7% of total deposits), primarily in municipal and small business accounts. Interest-bearing checking decreased by $22.8 million, primarily in retail deposits, while the Bank’s money management product increased $76.8 million across all sectors. Time deposits increased $4.3 million.

As of June 30, 2026, the Bank had deposits of $289.5 million placed in a reciprocal deposit program ($105.5 million in interest-bearing checking and $184.0 million in money management) and $37.9 million in a reciprocal time deposit program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. Only reciprocal deposits that exceed 20% of liabilities are considered brokered deposits for regulatory reporting purposes. At June 30, 2026, the Bank’s reciprocal deposits were 15.3% of the Bank’s total liabilities compared to 17.0% at the previous year-end.

In July 2026, the 21st Century Road to Housing Act (the Act) became law. The Act expands the limit on the use of reciprocal deposits that can be excluded from brokered deposit treatment by banks. The Act prescribes a tiered calculation for reciprocal deposits and is expected to more than double the Bank’s capacity for non-brokered reciprocal deposits.

The Bank estimates that approximately 90% of its deposits are FDIC insured or collateralized as of June 30, 2026, compared to 87% at December 31, 2025.

The following table presents a summary of deposits for the periods ended:

	June 30,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest-bearing checking	$341,103	$310,251	$30,852	9.9

Interest-bearing checking	409,088	431,843	(22,755)	(5.3)
Money management	848,023	771,231	76,792	10.0
Savings	97,722	98,124	(402)	(0.4)
Total interest-bearing checking and savings	1,354,833	1,301,198	53,635	4.1

Time deposits	206,595	202,266	4,329	2.1
Time - brokered deposits	22,057	22,057	—	—
Total time deposits	228,652	224,323	4,329	1.9

Total deposits	$1,924,588	$1,835,772	$88,816	4.8

Overdrawn deposit accounts reclassified as loans	$111	$178

Borrowings:

At June 30, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), with a rate of 4.32%, due January 12, 2027. The Bank’s decision on how this borrowing is paid off or restructured will be made closer to the maturity date.

At June 30, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes remaining outstanding of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $145 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Shareholders’ Equity:

Total shareholders’ equity increased $8.6 million to $183.8 million as of June 30, 2026 from December 31, 2025. Retained earnings increased $10.2 million in 2026, with net income of $13.2 million partially offset by cash dividends of $3.0 million. Accumulated other comprehensive loss (AOCL) increased $1.9 million since year-end 2025. The Corporation’s Dividend Reinvestment Plan (DRIP) added $36 thousand in new capital from optional cash contributions and $495 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 22.70% for the first six months of 2026 compared to 29.39% for the same period in 2025.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the second quarter of 2026, the Corporation paid a $0.34 per share dividend, compared to $0.33 paid in the first quarter of 2026. On July 16, 2026, the Board of Directors declared a $0.34 per share regular quarterly dividend for the third quarter of 2026, which will be paid on August 26, 2026. This represents a 3.0% increase over the third quarter 2025 dividend.

In December 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first six months of 2026, 10,950 shares were purchased to fund the quarterly dividend reinvestment plan.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at June 30, 2026 was 5.73% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of June 30, 2026, the Bank was “well capitalized.”

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

In 2026, the federal banking agencies amended the CBLR to decrease the CBLR ratio from 9% to 8% effective July 1, 2026. The revisions to the CBLR also provide for a longer grace period for banks that fall out of compliance with the new ratio to regain compliance. Adoption of the new CBLR may be made on the bank’s quarterly call report. The Bank does not expect to adopt the new CBLR ratio.

The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of June 30, 2026 and December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	June 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	11.93%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.47%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	11.93%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.47%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.77%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.73%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.44%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.83%	8.57%	4.00%	5.00%

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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($81.3 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market and reciprocal deposits via its Wealth Management service.

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

The following table shows the Bank’s available liquidity from borrowing sources at June 30, 2026.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$691,741	$200,000	$491,741
Federal Reserve Bank Discount Window	66,210	—	66,210
Correspondent Banks	76,000	—	76,000
Total	$833,951	$200,000	$633,951

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

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$302,860	$300,228
Consumer commitments to extend credit (secured)	143,151	153,183
Consumer commitments to extend credit (unsecured)	8,211	7,083
	$454,222	$460,494
Standby letters of credit	$38,274	$29,880

ACL - Unfunded Commitments (1)	$1,957	$1,899
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the six months ended June 30, 2026. For more information on market risk refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2026. For more information, refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2026. During the three months ended June 30, 2026 there were no shares repurchased under the approved plan and 150,000 shares remain to be repurchased. During the first six months of 2026, 10,950 shares were purchased, outside of the plan, to fund the quarterly dividend reinvestment plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6.   Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Corporation (Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

3.2	Bylaws of the Corporation. (Filed on Form 8-K, as Exhibit 99.2 with the Commission on January 20, 2026 and incorporated herein by reference).

31.1	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certifications – Principal Executive Officer

32.2	Section 1350 Certifications – Principal Financial Officer

101	Interactive Data File (XBRL)

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the XBRL document)

FRANKLIN FINANCIAL SERVICES CORPORATION

and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Franklin Financial Services Corporation

August 10, 2026	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)