Form 10-Q
period 2026-09-30
FRANKLIN FINANCIAL SERVICES CORP /PA/
filed 2026-11-09
CIK 723646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

There were 4,500,683 outstanding shares of the Registrant’s common stock as of October 31, 2026.

INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)	(unaudited)
	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$19,776	$22,446
Short-term interest-earning deposits in other banks	163,825	105,275
Total cash and cash equivalents	183,601	127,721
Long-term interest-earning deposits in other banks	750	999
Debt securities available for sale, at fair value	465,468	454,586
Restricted stock	8,985	8,897
Loans held for sale	343	18,929
Loans	1,624,440	1,561,238
Allowance for credit losses	(21,416)	(20,655)
Net Loans	1,603,024	1,540,583
Premises and equipment, net	26,091	27,138
Right of use asset	3,897	3,657
Bank owned life insurance	35,676	23,207
Goodwill	9,016	9,016
Deferred tax asset, net	11,935	7,881
Other assets	15,938	16,404
Total assets	$2,364,724	$2,239,018

Liabilities
Deposits
Noninterest-bearing checking	$380,465	$310,251
Money management, savings, and interest checking	1,352,027	1,301,198
Time	224,908	224,323
Total deposits	1,957,400	1,835,772
Federal Home Loan Bank advances	200,000	200,000
Subordinate notes	10,860	10,845
Lease liability	4,106	3,840
Other liabilities	14,647	13,319
Total liabilities	2,187,013	2,063,776

Commitments and contingent liabilities (see Note 16)

Shareholders' equity
Common stock, $1 par value per share,15,000,000 shares authorized with 4,710,972 shares issued and 4,500,605 shares outstanding at September 30, 2026 and 4,710,972 shares issued and 4,481,149 shares outstanding at December 31, 2025	4,711	4,711
Capital stock no par value, 5,000,000 shares authorized with no shares issued and outstanding	—	—
Additional paid-in capital	44,299	43,932
Retained earnings	172,090	154,844
Accumulated other comprehensive loss	(36,836)	(21,589)
Treasury stock, 210,367 shares at September 30, 2026 and 229,823 shares at December 31, 2025, at cost	(6,553)	(6,656)
Total shareholders' equity	177,711	175,242
Total liabilities and shareholders' equity	$2,364,724	$2,239,018

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data) (unaudited)	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$23,929	$22,923	$69,655	$64,212
Interest and dividends on investments:
Taxable interest	3,875	4,336	10,972	13,685
Tax exempt interest	263	268	794	808
Dividend income	208	200	611	579
Interest-earning deposits in other banks	1,521	1,948	4,465	6,049
Total interest income	29,796	29,675	86,497	85,333
Interest expense
Deposits	7,198	8,736	21,286	26,684
FHLB overnight borrowings and advances	2,205	2,205	6,544	6,544
Subordinate notes	202	541	608	1,069
Total interest expense	9,605	11,482	28,438	34,297
Net interest income	20,191	18,193	58,059	51,036
(Reversal of) Provision for credit losses - loans	(867)	1,251	935	2,704
Provision for (reversal of) credit losses - unfunded commitments	1,446	(53)	1,504	(93)
Total provision for credit losses	579	1,198	2,439	2,611
Net interest income after credit loss expense	19,612	16,995	55,620	48,425
Noninterest income
Wealth management fees	2,424	2,264	7,297	6,897
Loan service charges	480	243	1,007	746
Gain on sale of loans	93	170	638	411
Deposit service charges and fees	737	662	2,077	1,880
Other service charges and fees	551	576	1,553	1,539
Debit card income	641	606	1,891	1,773
Increase in cash surrender value of life insurance	265	115	532	346
Change in fair value of equity securities	—	—	—	(7)
Other	246	175	950	890
Total noninterest income	5,437	4,811	15,945	14,475
Noninterest Expense
Salaries	6,629	6,699	19,319	19,084
Employee benefits	1,841	2,434	6,791	7,419
Net occupancy	1,154	1,231	3,572	3,603
Marketing and advertising	340	439	1,128	1,224
Legal and professional	654	680	1,904	1,744
Data processing	1,522	1,468	4,641	4,539
Pennsylvania bank shares tax	236	137	726	434
FDIC Insurance	499	495	1,349	1,449
ATM/debit card processing	396	347	1,157	1,030
Telecommunications	124	125	386	341
Other	997	1,093	3,380	3,247
Total noninterest expense	14,392	15,148	44,353	44,114
Income before income taxes	10,657	6,658	27,212	18,786
Income tax expense	2,122	1,304	5,429	3,603
Net income	$8,535	$5,354	$21,783	$15,183
Per share
Basic earnings per share	$1.90	$1.20	$4.85	$3.41
Diluted earnings per share	$1.89	$1.19	$4.84	$3.39

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands) (unaudited)	2026	2025	2026	2025
Net Income	$8,535	$5,354	$21,783	$15,183

Debt Securities:
Unrealized (losses) gains arising during the period	(16,934)	6,531	(19,200)	15,025
Reclassification adjustment for losses realized in income on fair value hedge (1)	—	(231)	(101)	(2,745)
Net unrealized (loss) gain	(16,934)	6,300	(19,301)	12,280
Tax effect	3,556	(1,322)	4,054	(2,578)
Net of tax amount	(13,378)	4,978	(15,247)	9,702

Total Comprehensive (Loss) Income	$(4,843)	$10,332	$6,536	$24,885

(1) Reclassified to interest income

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2026	4,493,715	$4,711	44,135	$165,085	$(23,458)	$(6,628)	$183,845
Net income		—	—	8,535	—	—	8,535
Other comprehensive loss		—	—	—	(13,378)	—	(13,378)
Cash dividends declared, $0.34 per share		—	—	(1,530)	—	—	(1,530)
Acquisition of treasury stock	(9,858)	—	191	—	—	(439)	(248)
Treasury shares issued under dividend reinvestment plan	4,680	—	146	—	—	145	291
Stock Compensation Plans:
Treasury shares issued	12,068	—	(351)	—	—	369	18
Compensation expense		—	178	—	—	—	178
Balance at September 30, 2026	4,500,605	$4,711	$44,299	$172,090	$(36,836)	$(6,553)	$177,711

Balance at January 1, 2026	4,481,149	$4,711	$43,932	$154,844	$(21,589)	$(6,656)	$175,242
Net income		—	—	21,783	—	—	21,783
Other comprehensive loss		—	—	—	(15,247)	—	(15,247)
Cash dividends declared, $1.01 per share		—	—	(4,537)	—	—	(4,537)
Acquisition of treasury stock	(25,561)	—	243	—	—	(1,246)	(1,003)
Treasury shares issued under dividend reinvestment plan	14,264	—	392	—	—	429	821
Stock Compensation Plans:
Treasury shares issued	30,753	—	(820)	—	—	920	100
Compensation expense		—	552	—	—	—	552
Balance at September 30, 2026	4,500,605	$4,711	$44,299	$172,090	$(36,836)	$(6,553)	$177,711

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at July 1, 2025	4,468,004	$4,711	$43,763	$146,403	$(30,784)	$(6,729)	$157,364
Net income		—	—	5,354	—	—	5,354
Other comprehensive gain		—	—	—	4,978	—	4,978
Cash dividends declared, $0.33 per share		—	—	(1,478)	—	—	(1,478)
Acquisition of treasury stock	(25,075)	—	541	—	—	(841)	(300)
Treasury shares issued under dividend reinvestment plan	5,723	—	104	—	—	161	265
Stock Compensation Plans:
Treasury shares issued	29,437	—	(816)	—	—	818	2
Compensation expense		—	158	—	—	—	158
Balance at September 30, 2025	4,478,089	$4,711	$43,750	$150,279	$(25,806)	$(6,591)	$166,343

Balance at January 1, 2025	4,427,362	$4,711	$43,791	$139,463	$(35,508)	$(7,741)	$144,716
Net income		—	—	15,183	—	—	15,183
Other comprehensive gain		—	—	—	9,702	—	9,702
Cash dividends declared, $0.98 per share		—	—	(4,367)	—	—	(4,367)
Acquisition of treasury stock	(37,342)	—	541	—	—	(1,279)	(738)
Treasury shares issued under dividend reinvestment plan	25,114	—	286	—	—	693	979
Stock Compensation Plans:
Treasury shares issued	62,955	—	(1,501)	—	—	1,736	235
Compensation expense		—	633	—	—	—	633
Balance at September 30, 2025	4,478,089	$4,711	$43,750	$150,279	$(25,806)	$(6,591)	$166,343

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
(Dollars in thousands) (unaudited)
Cash flows from operating activities
Net income	$21,783	$15,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,560	1,608
Net amortization of loans and investment securities	118	206
Amortization of subordinate debt issuance costs	15	142
Provision for credit losses	2,439	2,611
Change in fair value of equity securities	—	7
Loans originated for sale	(28,702)	(28,569)
Proceeds from sale of loans	47,926	30,030
Gain on sale of loans held for sale	(638)	(411)
Gain on sale of premise	(144)	—
Increase in cash surrender value of life insurance	(532)	(346)
Gain from claims on life insurance policies	(351)	—
Stock based compensation	552	633
Net decrease in other assets	706	1,737
Net decrease in other liabilities	(416)	(574)
Net cash provided by operating activities	44,316	22,257
Cash flows from investing activities
Net decrease in long-term interest-earning deposits in other banks	249	500
Proceeds from maturities, calls and pay-downs of securities available for sale	42,460	54,239
Purchase of investment securities available for sale	(72,452)	—
Increase in restricted stock	(88)	(119)
Net increase in loans	(63,869)	(165,982)
Purchase of bank-owned life insurance	(12,892)	—
Proceeds from surrender of life insurance policies	1,306	—
Proceeds from sale of equity securities	—	161
Proceeds from sale of premises	988	—
Capital expenditures	(1,147)	(882)
Net cash used in investing activities	(105,445)	(112,083)
Cash flows from financing activities
Net increase in demand deposits, interest-bearing checking, and savings accounts	121,043	117,009
Net increase in time deposits	585	(29,761)
Redemption of subordinate notes	—	(9,000)
Dividends paid	(4,537)	(4,367)
Purchase of Treasury shares	(1,003)	(738)
Cash received from option exercises	100	235
Treasury shares issued under dividend reinvestment plan	821	979
Net cash provided by financing activities	117,009	74,357
Increase (decrease) in cash and cash equivalents	55,880	(15,469)
Cash and cash equivalents at the beginning of the period	127,721	203,613
Cash and cash equivalents at the end of the period	$183,601	$188,144
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowed funds	$28,540	$35,183
Income taxes	5,566	3,514
Noncash Activities
Lease liabilities arising from obtaining right-of-use assets	692	131

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows as of  September 30, 2026, and for all other periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2025 Annual Report on Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year. Management has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Earnings per share are computed based on the weighted average number of shares outstanding during each period end. A reconciliation of the weighted average shares outstanding used to calculate basic earnings per share and diluted earnings per share follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share data)	2026	2025	2026	2025
Weighted average shares outstanding (basic)	4,498	4,474	4,492	4,458
Impact of common stock equivalents	14	24	12	27
Weighted average shares outstanding (diluted)	4,512	4,498	4,504	4,485
Anti-dilutive options excluded from calculation	—	—	—	—
Net income	$8,535	$5,354	$21,783	$15,183
Basic earnings per share	$1.90	$1.20	$4.85	$3.41
Diluted earnings per share	$1.89	$1.19	$4.84	$3.39

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

Effective Date	Fiscal years beginning after December 31, 2026 and interim periods within fiscal years beginning after December 31, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have a material impact on the Corporation's financial statements.

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) Purchased Loans
Description

This ASU amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model.

Effective Date	Effective beginning January 1, 2027. Early adoption is permitted.
Effect on the Consolidated Financial Statements	The ASU is not expected to have a significant impact on the Corporation's financial statements.

Note 3. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income tax effects, included in shareholders' equity, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025

Net unrealized (losses) gains on debt securities	$(46,017)	$(26,717)
Tax effect	9,664	5,611
Net of tax amount	$(36,353)	$(21,106)

Accumulated pension adjustment	$(611)	$(611)
Tax effect	128	128
Net of tax amount	$(483)	$(483)

Total accumulated other comprehensive (loss) income	$(36,836)	$(21,589)

Note 4. Investments

Available for Sale (AFS) Securities

The amortized cost and estimated fair value of AFS securities as of  September 30, 2026 and  December 31, 2025 are as follows:

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2026	cost	gains	losses	Value
U.S. Treasury	$105,208	$—	$(3,342)	$101,866
Municipal	153,368	—	(25,059)	128,309
Corporate	7,416	1	(487)	6,930
Agency MBS & CMO	129,156	23	(9,689)	119,490
Non-Agency MBS & CMO	91,603	26	(7,231)	84,398
Asset-backed	24,734	99	(358)	24,475
Total	$511,485	$149	$(46,166)	$465,468

(Dollars in thousands)		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2025	cost	gains	losses	value
U.S. Treasury	$35,880	$—	$(2,617)	$33,263
Municipal	154,301	—	(16,462)	137,839
Corporate	15,536	—	(861)	14,675
Agency MBS & CMO	135,308	136	(5,584)	129,860
Non-Agency MBS & CMO	112,860	477	(1,669)	111,668
Asset-backed	27,519	78	(316)	27,281
Total	$481,404	$691	$(27,509)	$454,586

At  September 30, 2026 and  December 31, 2025, the fair value of debt securities pledged to secure public deposits, trust deposits, FHLB borrowing commitments and Federal Reserve Bank discount window availability totaled $390.0 million and $353.5 million, respectively. The Bank has no investment in a single obligor that exceeds 10% of shareholders’ equity, except for securities issued by the U.S. Treasury and U.S. government sponsored entities.

The amortized cost and estimated fair value of debt securities at  September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because of prepayment or call options embedded in the securities. Securities not due at a single maturity date are presented separately.

(Dollars in thousands)	Amortized cost	Fair value
Due in one year or less	$70,561	$70,493
Due after one year through five years	64,820	59,057
Due after five years through ten years	79,927	66,036
Due after ten years	50,684	41,519
	265,992	237,105
MBS, CMO & ABS	245,493	228,363
Total	$511,485	$465,468

Credit Impairment:

The debt securities portfolio contained 468 securities in an unrealized loss position having a fair value of $449.4 million, with $46.2 million in unrealized losses at  September 30, 2026, an increase of $18.7 million from the prior year-end.

AFS securities in an unrealized loss position are evaluated for credit impairment at least quarterly. For these securities, the Bank considers: (1) the extent to which the fair value is less than amortized cost; (2) adverse conditions specifically related to the security, industry or geographic area; (3) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; (4) failure of the issuer of the security to make scheduled interest or principal payments; and (5) any changes to the rating of the security by a rating agency. In addition, the Bank considers whether it intends to sell these securities or whether it will be forced to sell these securities before the earlier of amortized cost recovery or maturity. The Bank does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. The unrealized losses identified on debt securities and subject to evaluation at  September 30, 2026 and  December 31, 2025, were determined not to be attributable to credit related factors; therefore, the Bank does not have an allowance for credit loss for these investments.

The following table summarizes debt securities in the AFS portfolio in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category, length of time that individual securities have been in continuous unrealized loss position and the number of securities in each category as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$69,497	$(68)	3	$32,369	$(3,274)	13	$101,866	$(3,342)	16
Municipal	827	(176)	2	127,482	(24,883)	164	128,309	(25,059)	166
Corporate	—	—	—	6,678	(487)	14	6,678	(487)	14
Agency MBS & CMO	44,115	(2,670)	29	73,626	(7,019)	156	117,741	(9,689)	185
Non-Agency MBS & CMO	61,098	(5,421)	23	18,274	(1,810)	29	79,372	(7,231)	52
Asset-backed	2,065	(7)	3	13,382	(351)	32	15,447	(358)	35
Total unrealized losses	$177,602	$(8,342)	60	$271,811	$(37,824)	408	$449,413	$(46,166)	468

	December 31, 2025
	Less than 12 months			12 months or more			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Losses	Count	Value	Losses	Count	Value	Losses	Count

U.S. Treasury	$—	$—	—	$33,263	$(2,617)	13	$33,263	$(2,617)	13
Municipal	1,683	(192)	4	136,156	(16,270)	162	137,839	(16,462)	166
Corporate	986	(6)	1	13,389	(855)	26	14,375	(861)	27
Agency MBS & CMO	776	(2)	10	118,183	(5,582)	170	118,959	(5,584)	180
Non-Agency MBS & CMO	1,870	(3)	3	74,365	(1,666)	40	76,235	(1,669)	43
Asset-backed	2,768	(18)	5	15,538	(298)	32	18,306	(316)	37
Total unrealized losses	$8,083	$(221)	23	$390,894	$(27,288)	443	$398,977	$(27,509)	466

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

A summary of outstanding loans, by class, at the end of the reporting periods is as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Residential real estate 1-4 family
Consumer first liens	$257,883	$213,440
Commercial first lien	60,171	63,457
Total first liens	318,054	276,897

Consumer junior liens and lines of credit	92,656	84,650
Commercial junior liens and lines of credit	6,877	6,839
Total junior liens and lines of credit	99,533	91,489
Total residential real estate 1-4 family	417,587	368,386

Residential real estate - construction
Consumer	35,776	29,609
Commercial	14,115	24,516
Total residential real estate construction	49,891	54,125

Commercial real estate	948,375	903,571
Commercial	197,130	225,499
Total commercial	1,145,505	1,129,070

Consumer	11,457	9,657
	1,624,440	1,561,238
Less: Allowance for credit losses	(21,416)	(20,655)
Net Loans	$1,603,024	$1,540,583

Included in the loan balances are the following:
Net unamortized deferred loan costs	$2,239	$1,957

Loans pledged as collateral for borrowings and commitments from:
FHLB	$1,011,543	$863,693
Federal Reserve Bank	94,869	193,640
	$1,106,412	$1,057,333

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

The following table presents loans by year of origination and internally assigned risk ratings:

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$6,965	$6,380	$4,484	$13,457	$5,865	$23,883	$5,681	$—	$66,715
OAEM (6)	—	—	—	189	—	—	95	—	284
Substandard (7)	—	—	—	—	—	49	—	—	49
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,965	6,380	4,484	13,646	5,865	23,932	5,776	—	67,048
Consumer:
Performing	34,923	56,757	44,882	54,633	26,113	40,037	77,147	15,827	350,319
Nonperforming	—	—	202	—	—	—	18	—	220
Total Consumer	34,923	56,757	45,084	54,633	26,113	40,037	77,165	15,827	350,539
Total	$41,888	$63,137	$49,568	$68,279	$31,978	$63,969	$82,941	$15,827	$417,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$3,977	$1,964	$4,800	$867	$—	$1,272	$1,235	$—	$14,115
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	3,977	1,964	4,800	867	—	1,272	1,235	—	14,115
Consumer:
Performing	16,318	16,177	3,281	—	—	—	—	—	35,776
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	16,318	16,177	3,281	—	—	—	—	—	35,776
Total	$20,295	$18,141	$8,081	$867	$—	$1,272	$1,235	$—	$49,891
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$108,979	$135,256	126,588	203,211	$91,813	$222,363	$14,853	$—	$903,063
OAEM (6)	—	—	844	12,303	907	5,802	15	—	19,871
Substandard (7)	1,911	—	—	21,636	219	1,675	—	—	25,441
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$110,890	$135,256	$127,432	$237,150	$92,939	$229,840	$14,868	$—	$948,375
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$9,207	$9,903	$19,733	$7,634	$16,485	$85,344	$42,830	$—	$191,136
OAEM (6)	—	—	—	6	313	1,191	120	—	1,630
Substandard (7)	—	—	363	—	291	—	3,710	—	4,364
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$9,207	$9,903	$20,096	$7,640	$17,089	$86,535	$46,660	$—	$197,130
Current period gross charge-offs	$(6)	$—	$(55)	$—	$(209)	$—	$(645)	$—	$(915)

Consumer:
Performing	1,581	1,120	736	454	71	1,401	6,092	—	11,455
Nonperforming	—	—	—	—	—	—	2	—	2
Total	$1,581	$1,120	$736	$454	$71	$1,401	$6,094	$—	$11,457
Current period gross charge-offs	$(39)	$(17)	$—	$(5)	$—	$(3)	$(34)	$—	$(98)

(Dollars in thousands)							Revolving	Revolving
	Term Loans						Loans	Loans
	Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate 1-4 family:
Commercial:
Risk rating:
Pass (1-5)	$6,601	$4,914	$14,483	$6,381	$8,982	$23,381	$5,237	$—	$69,979
OAEM (6)	—	—	—	—	—	—	95	—	95
Substandard (7)	—	—	—	—	—	222	—	—	222
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	6,601	4,914	14,483	6,381	8,982	23,603	5,332	—	70,296
Consumer:
Performing	35,726	45,927	60,145	27,930	13,385	31,675	67,410	15,872	298,070
Nonperforming	—	—	—	—	—	—	20	—	20
Total Consumer	35,726	45,927	60,145	27,930	13,385	31,675	67,430	15,872	298,090
Total	$42,327	$50,841	$74,628	$34,311	$22,367	$55,278	$72,762	$15,872	$368,386
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate construction:
Commercial:
Risk rating:
Pass (1-5)	$4,228	$16,503	$1,204	$—	$1,093	$1,488	$—	$—	$24,516
OAEM (6)	—	—	—	—	—	—	—	—	—
Substandard (7)	—	—	—	—	—	—	—	—	—
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total Commercial	4,228	16,503	1,204	—	1,093	1,488	—	—	24,516
Consumer:
Performing	24,744	4,865	—	—	—	—	—	—	29,609
Nonperforming	—	—	—	—	—	—	—	—	—
Total Consumer	24,744	4,865	—	—	—	—	—	—	29,609
Total	$28,972	$21,368	$1,204	$—	$1,093	$1,488	$—	$—	$54,125
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk rating:
Pass (1-5)	$137,253	$126,702	$206,916	$96,083	$84,154	$189,407	$12,236	$—	$852,751
OAEM (6)	—	—	12,956	448	689	11,924	—	—	26,017
Substandard (7)	—	544	22,040	239	—	1,980	—	—	24,803
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$137,253	$127,246	$241,912	$96,770	$84,843	$203,311	$12,236	$—	$903,571
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Risk rating:
Pass (1-5)	$17,563	$23,890	$11,979	$19,675	$33,813	$65,515	$45,425	$—	$217,860
OAEM (6)	—	—	8	359	1,323	—	198	—	1,888
Substandard (7)	—	553	—	583	—	—	4,615	—	5,751
Doubtful (8)	—	—	—	—	—	—	—	—	—
Total	$17,563	$24,443	$11,987	$20,617	$35,136	$65,515	$50,238	$—	$225,499
Current period gross charge-offs	$(9)	$—	$(17)	$—	$(2)	$(8)	$—	$—	$(36)

Consumer:
Performing	1,853	1,145	709	201	1,499	—	4,245	—	9,652
Nonperforming	—	—	—	—	—	—	5	—	5
Total	$1,853	$1,145	$709	$201	$1,499	$—	$4,250	$—	$9,657
Current period gross charge-offs	$(71)	$(6)	$(18)	$(3)	$(1)	$(2)	$(30)	$—	$(131)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the date presented. No interest was recognized on nonaccrual loans for the nine months ended  September 30, 2026.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual and Loans past due 90 Days or more			Nonaccrual and Loans past due 90 Days or more
			Loans past due			Loans past due
	Nonaccrual	Nonaccrual	90 Days or more	Nonaccrual	Nonaccrual	90 Days or more
	Without ACL	With ACL	Still Accruing	Without ACL	With ACL	Still Accruing
September 30, 2026
Residential Real Estate 1-4 Family
First liens	$49	$—	$202	$—	$—	$—
Junior liens and lines of credit	18	—	—	20	—	—
Total	67	—	202	20	—	—
Residential real estate - construction	—	—	—	—	—	—
Commercial real estate	219	17,492	—	1,029	7,119	—
Commercial	49	—	—	55	290	—
Consumer	—	—	2	—	—	5
Total	$335	$17,492	$204	$1,104	$7,409	$5

The following table presents the aging of payments of the loan portfolio:

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
September 30, 2026
Residential Real Estate 1-4 Family
First liens	$196	$1,283	$251	$1,730	$316,324	$318,054
Junior liens and lines of credit	292	160	—	452	99,081	99,533
Total	488	1,443	251	2,182	415,405	417,587
Residential real estate - construction	—	—	—	—	49,891	49,891
Commercial real estate	108	219	7,027	7,354	941,021	948,375
Commercial	90	—	49	139	196,991	197,130
Consumer	45	—	2	47	11,410	11,457
Total	$731	$1,662	$7,329	$9,722	$1,614,718	$1,624,440

(Dollars in thousands)	Loans Past Due			Total		Total
	30-59 Days	60-89 Days	90 Days+	Past Due	Current	Loans
December 31, 2025
Residential Real Estate 1-4 Family
First liens	$145	$855	$—	$1,000	$275,897	$276,897
Junior liens and lines of credit	333	160	20	513	90,976	91,489
Total	478	1,015	20	1,513	366,873	368,386
Residential real estate - construction	—	—	—	—	54,125	54,125
Commercial real estate	542	—	1,029	1,571	902,000	903,571
Commercial	500	1	345	846	224,653	225,499
Consumer	55	19	5	79	9,578	9,657
Total	$1,575	$1,035	$1,399	$4,009	$1,557,229	$1,561,238

The following table presents, by class, the activity in the Allowance for Credit Losses (ACL) for the periods shown:

	Residential Real Estate 1-4 Family
	First	Junior Liens &		Commercial
(Dollars in thousands)	Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total

ACL at June 30, 2026	$1,783	$524	$656	$16,418	$2,364	$119	$21,864
Charge-offs	—	—	—	—	(4)	(35)	(39)
Recoveries	—	—	—	—	451	7	458
Provision	109	3	(57)	(458)	(571)	107	(867)
ACL at September 30, 2026	$1,892	$527	$599	$15,960	$2,240	$198	$21,416

ACL at December 31, 2025	$1,665	$500	$652	$14,042	$3,641	$155	$20,655
Charge-offs	—	—	—	—	(915)	(98)	(1,013)
Recoveries	—	—	67	—	730	42	839
Provision	227	27	(120)	1,918	(1,216)	99	935
ACL at September 30, 2026	$1,892	$527	$599	$15,960	$2,240	$198	$21,416

ACL at June 30, 2025	$1,637	$488	$561	$12,852	$3,460	$124	$19,122
Charge-offs	—	—	—	—	(16)	(25)	(41)
Recoveries	—	—	8	—	10	2	20
Provision	24	18	55	1,275	(166)	45	1,251
ACL at September 30, 2025	$1,661	$506	$624	$14,127	$3,288	$146	$20,352

ACL at December 31, 2024	$1,497	$461	$376	$12,004	$3,182	$133	$17,653
Charge-offs	—	—	—	—	(29)	(86)	(115)
Recoveries	—	—	11	—	85	14	110
Provision	164	45	237	2,123	50	85	2,704
ACL at September 30, 2025	$1,661	$506	$624	$14,127	$3,288	$146	$20,352

At  September 30, 2026, the Bank had $17.5 million of loans considered to be collateral dependent.  These loans are comprised of a commercial real estate construction loan totaling $8.9 million for a mixed-use project with a specific reserve of $1.2 million and a commercial real estate loan totaling $8.6 million secured by six commercial office buildings with a specific reserve of $628 thousand, to unrelated borrowers. At  December 31, 2025, collateral dependent loans totaled $7.1 million for a commercial real estate construction loan for a mixed-use project with a specific reserve of $892 thousand. At  September 30, 2025, the Bank had two commercial loans to unrelated borrowers totaling $10.2 million that were considered to be collateral dependent with a specific reserve of $894 thousand.

Foreclosure:

At  September 30, 2026 and  December 31, 2025, the Bank had $0 of residential properties in the process of foreclosure.

Modifications:

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

During the three months ending  September 30, 2026 and 2025, there were no loans modified for BEFD.

During the nine months ending  September 30, 2026, the Bank provided modifications to two unrelated BEFD.  One $7.0 million CRE construction loan was modified with a term extension that had a more-than-insignificant payment delay. As of  September 30, 2026, this loan had matured and repayment has been delayed under the terms of a forbearance agreement. As part of the forbearance agreement, the Bank has committed to lend an additional $2.5 million to the borrower and had advanced $1.9 million as of  September 30, 2026, for a total of $8.9 million outstanding to this BEFD as of  September 30, 2026.  The payment terms of the new loan are also covered by the terms of the forbearance agreement.   This loan is on nonaccrual status as of  September 30, 2026, and a $1.2 million specific reserve has been established for this loan.  The second loan modification was for an $8.6 million CRE loan that was granted a modified payment schedule. The Bank has no commitment to lend additional amounts to this borrower. As of  September 30, 2026, this loan was on nonaccrual status and had a specific reserve of $628 thousand.

There were no loans modified during the nine months ending September 30, 2025.

The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty which were modified during the nine months ended  September 30, 2026, by class, by type of modification, and the percentage of the amortized cost basis of these loans as compared to the amortized cost basis of each class of financing receivable.

					Combination	Combination
					Term Extension	Term Extension	Total Class
(Dollars in thousands)	Principal	Payment	Term	Interest Rate	and Principal	and Interest	of Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Rate Reduction	Receivable
September 30, 2026
Commercial real estate	$—	$15,581	$—	$—	$—	$—	1.64%

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

(Dollars in thousands)		Loans Past Due			Total
	Current	30-59 Days	60-89 Days	90 Days+	Past Due
September 30, 2026
Commercial real estate	$8,554	$—	$—	$7,027	$7,027

As of  September 30, 2026 there were no modifications made to borrowers experiencing financial difficulty that had a payment default and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

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

Lease costs:

The components of total lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$186	$179	$557	$538
Short-term lease cost	4	4	12	12
Variable lease cost	44	41	131	121
Total lease cost	$234	$224	$700	$671

Supplemental Lease Information:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$543	$535

Weighted-average remaining lease term (years)	10.1	11.2
Weighted-average discount rate	3.66%	3.56%

Lease Obligations:

Future undiscounted lease payments for operating leases with initial terms of one year or more as of  September 30, 2026, are as follows:

(Dollars in thousands)

2026	$184
2027	597
2028	549
2029	545
2030	526
2031 and beyond	2,545
Undiscounted cash flow	4,946
Imputed Interest	(840)
Total lease liability	$4,106

Note 8. Other Real Estate Owned

The Bank had no other real estate owned at  September 30, 2026 and  December 31, 2025.

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

Fair Value Hedges – The Corporation entered into certain interest rate swap contracts designated as fair value portfolio layer hedges of certain available-for-sale investment securities. The Corporation made a fixed payment and received a variable payment over the life of the contracts. The hedges were determined to be effective during all periods presented. On March 16, 2026, the Corporation terminated the interest rate swap contracts and recognized $69 thousand of interest income on investments.  No cash collateral was posted as of  September 30, 2026.

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

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet.

(Dollars in thousands)	As of September 30, 2026			As of December 31, 2025
	Notional	Balance Sheet		Notional	Balance Sheet
	amount	Location	Fair Value	amount	Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	$-	-	$—	$100,344	Other Assets	$124
Total derivatives designated as hedging instruments			$—			$124

Derivatives not designated as hedging instruments
Other Contracts	$5,690	Other Liabilities	$—	$5,853	Other Liabilities	$—
Total derivatives not designated as hedging instruments			$—			$—

The table below presents the effect of the Corporation’s derivative financial instruments that are designated as hedging instruments on the Income Statement.

Effect of Derivatives Designated as Hedging Instruments on the Statement of Financial Performance

	Location of Gain or
Derivatives Designated as Hedging	(Loss) Recognized in
Instruments under Subtopic 815-20	Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
		2026	2025	2026	2025
Interest rate swaps	Investment income	$-	$210	$53	$611

The income effect of the derivative not designated as a hedging instrument was $0 as of  September 30, 2026 and 2025.

The table below presents the carrying amount of the derivative financial instruments for the periods shown:

	Carrying amount of the hedged items
(Dollars in thousands)	As of September 30,
	2026	2025
Investment securities, AFS (1)	$-	$105,884

(1)

The amounts represent the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedge period.

Note 10. Pension

The components of pension expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Components of net periodic cost:
Service cost	$45	$53	$136	$159
Interest cost	192	199	576	598
Expected return on plan assets	(232)	(206)	(686)	(620)
Recognized net actuarial loss	35	24	105	68
Total pension expense	$40	$70	$131	$205

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

Collateral Dependent Loans: The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals conducted by an independent, licensed appraiser, less cost to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 2). If the appraiser makes an adjustment to account for differences between the comparable sales and income data available for similar loans, or if management adjusts the appraised value, then the fair value is considered Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. No partial charge-offs on these loans were taken in the first nine months of 2026. Collateral dependent loans are measured at fair value on a nonrecurring basis.

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

Fair Value Measurements

The following table presents assets measured at fair value and the basis of measurement used for the periods presented:

(Dollars in thousands)	Fair Value at September 30, 2026
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		101,866	—	—	101,866
Municipal		—	128,309	—	128,309
Corporate		—	6,930	—	6,930
Agency MBS & CMO		—	119,490	—	119,490
Non-Agency MBS & CMO		—	84,398	—	84,398
Asset-backed		—	24,475	—	24,475
Total available for sale	Recurring	$101,866	$363,602	$—	$465,468
Collateral dependent loans (1)	Nonrecurring	—	—	15,808	15,808

(Dollars in thousands)	Fair Value at December 31, 2025
Assets	Basis	Level 1	Level 2	Level 3	Total
Available for sale:
U.S. Treasury		33,263	—	—	33,263
Municipal		—	137,839	—	137,839
Corporate		—	14,675	—	14,675
Agency MBS & CMO		—	129,860	—	129,860
Non-Agency MBS & CMO		—	111,668	—	111,668
Asset-backed			27,281		27,281
Total available for sale	Recurring	$33,263	$421,323	$—	$454,586
Collateral dependent loans (1)	Nonrecurring	—	—	6,227	6,227
Derivatives	Recurring	—	124	—	124

(1)

Collateral dependent loans with a specific reserve are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

For financial assets and liabilities measured at fair value on a recurring basis, there were no transfers of financial assets or liabilities between Level 1 and Level 2 during the period ending  September 30, 2026.

The following table presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis for the periods shown.

(Dollars in thousands)				Range
September 30, 2026	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$15,808	Appraisal	Appraisal adjustment on
			Real estate assets	0 - 20%
			Cost to sell	10%

(Dollars in thousands)				Range
December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
Collateral Dependent	$6,227	Appraisal	Appraisal adjustment on
			Real estate assets	20%
			Cost to sell	10%

Collateral Dependent (1)	$-	Appraisal	Valuation of
			Business assets	100%
			Cost to sell	0%

(1)	This loan had a carrying value of $290 thousand and a specific reserve of $290 thousand.

The carrying amounts and estimated fair value of financial instruments not carried at fair value are as follows:

	September 30, 2026
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$183,601	$183,601	$183,601	$—	$—
Long-term interest-earning deposits in other banks	750	750	750	—	—
Loans held for sale	343	351	—	351	—
Net loans	1,603,024	1,566,540	—	—	1,566,540
Accrued interest receivable	8,006	8,006	—	—	8,006

Financial liabilities:
Deposits	$1,957,400	$1,956,877	$—	$1,956,877	$—
FHLB advances	200,000	200,115	—	200,115	—
Subordinate notes	10,860	9,532	—	9,532	—
Accrued interest payable	3,750	3,750	—	3,750	—

	December 31, 2025
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets, carried at cost:
Cash and cash equivalents	$127,721	$127,721	$127,721	$—	$—
Long-term interest-earning deposits in other banks	999	999	999
Loans held for sale	18,929	19,161	—	19,161	—
Net loans	1,540,583	1,537,281	—	—	1,537,281
Accrued interest receivable	8,084	8,084	—	—	8,084

Financial liabilities:
Deposits	$1,835,772	$1,835,884	$—	$1,835,884	$—
FHLB Advances	200,000	201,732		201,732
Subordinate notes	10,845	9,532	—	9,532	—
Accrued interest payable	3,852	3,852	—	3,852	—

Note 12. Deposits

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$380,465	$310,251

Interest-bearing checking	414,611	431,843
Money management	840,480	771,231
Savings	96,936	98,124
Total interest-bearing checking and savings	1,352,027	1,301,198

Time deposits	202,851	202,266
Time - brokered deposits	22,057	22,057
Total time deposits	224,908	224,323

Total deposits	$1,957,400	$1,835,772

Overdrawn deposit accounts reclassified as loans	$162	$178

Time deposits greater than $250,000 at  September 30, 2026 and  December 31, 2025 were $56.0 million and $55.9 million, respectively.

Note 13. Borrowings

On  September 30, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), compared to $200.0 million on  December 31, 2025. The borrowings have a rate of 4.32% and are due January 12, 2027.

On  September 30, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes payable of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $140 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the respective maturity dates. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Note 14. Capital Ratios

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at  September 30, 2026 was 5.95% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of  September 30, 2026, the Bank was “well capitalized.”

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

In 2026, the federal banking agencies amended the CBLR to decrease the CBLR ratio from 9% to 8% effective July 1, 2026. The revisions to the CBLR also provide for a longer grace period for banks that fall out of compliance with the new ratio to regain compliance. Adoption of the new CBLR may be made on the bank’s quarterly call report. The Bank had not elected to adopt the CBLR framework as of  September 30, 2026.

The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of  September 30, 2026 and  December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.20%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.20%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.97%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.95%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.63%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.98%	8.57%	4.00%	5.00%

(1)	Common equity Tier 1 capital / total risk-weighted assets
(2)	Tier 1 capital / total risk-weighted assets
(3)	Total risk-based capital / total risk-weighted assets
(4)	Tier 1 capital / average quarterly assets

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

The following table presents Wealth Management Fees for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
Wealth Management Fees	2026	2025	2026	2025

Asset Management Fees	$2,268	$2,074	$6,883	$6,274
Estate Management Fees	91	102	238	384
Commissions	65	88	176	239
Total	$2,424	$2,264	$7,297	$6,897

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

The Bank had the following outstanding commitments for the periods presented:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$323,113	$300,228
Consumer commitments to extend credit (secured)	148,892	153,183
Consumer commitments to extend credit (unsecured)	9,251	7,083
	$481,256	$460,494
Standby letters of credit	$38,367	$29,880

ACL - Unfunded Commitments (1)	$3,402	$1,899

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

In management’s opinion, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of all litigation to which the Corporation is a party at this time will have a material adverse effect on its financial position. The Corporation cannot now determine, however, whether or not any claim asserted against it will have a material adverse effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of loss resulting from the claim and the amount of income otherwise reported for the reporting period. Thus, at  September 30, 2026, the Corporation is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss with respect to such other matters and, accordingly, have not yet established any specific accrual for such other matters.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026				September 30, 2026
	Reportable Segments				Reportable Segments
	Community			Consolidated	Community			Consolidated
(Dollars in thousands)	Banking	Wealth	Other (1)	Total	Banking	Wealth	Other (1)	Total

Interest and dividend Income	$29,796	$—	$—	$29,796	$86,497	$—	$—	$86,497
Noninterest income	3,013	2,424	—	5,437	8,648	7,297	—	15,945
Total consolidated revenue				35,233				102,442
Interest expense	9,403	—	202	9,605	27,830	—	608	28,438
Provision for credit losses	579	—	—	579	2,439	—	—	2,439
Salaries and benefit expense	7,541	929	—	8,470	23,272	2,838	—	26,110
Other noninterest expense (2)	5,049	321	552	5,922	15,570	951	1,722	18,243
Income before income taxes	10,237	1,174	(754)	10,657	26,034	3,508	(2,330)	27,212
Income tax expense	2,303	—	(181)	2,122	5,941	—	(512)	5,429
Net income	$7,934	$1,174	$(573)	$8,535	$20,093	$3,508	$(1,818)	$21,783

Total assets for reportable segments	$2,361,771	$1,555	1,398	$2,364,724	$2,361,771	$1,555	1,398	$2,364,724

(1)	Includes parent company expense not allocated to a reportable segment and is provided to reconcile to the consolidated totals.
(2)

Includes all noninterest expense items reported on the Consolidated Statement of Income, excluding salaries and benefit expense for the Community Banking Segment. Includes professional fees, data processing services, other miscellaneous expense and overhead allocations for the Wealth Segment.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025				September 30, 2025
	Reportable Segments				Reportable Segments
	Community			Consolidated	Community			Consolidated
(Dollars in thousands)	Banking	Wealth	Other (1)	Total	Banking	Wealth	Other (1)	Total

Interest and dividend Income	$29,675	$—	$—	$29,675	$85,333	$—	$—	$85,333
Noninterest income	2,547	2,264	—	4,811	7,585	6,897	(7)	14,475
Total consolidated revenue				34,486				99,808
Interest expense	10,941	—	541	11,482	33,228	—	1,069	34,297
Provision for credit losses	1,198	—	—	1,198	2,611	—	—	2,611
Salaries and benefit expense	8,093	1,040	—	9,133	23,401	3,102	—	26,503
Other noninterest expense (2)	5,239	301	475	6,015	15,075	867	1,669	17,611
Income before income taxes	6,751	923	(1,016)	6,658	18,603	2,928	(2,745)	18,786
Income tax expense	1,511	—	(207)	1,304	4,242	—	(639)	3,603
Net income	$5,240	$923	$(809)	$5,354	$14,361	$2,928	$(2,106)	$15,183

Total assets for reportable segments	$2,294,358	$1,436	$1,283	$2,297,077	$2,294,358	$1,436	1,283	$2,297,077

(1)	Includes parent company expense not allocated to a reportable segment and is provided to reconcile to the consolidated totals.
(2)

Includes all noninterest expense items reported on the Consolidated Statement of Income, excluding salaries and benefit expense for the Community Banking Segment. Includes professional fees, data processing services, other miscellaneous expense and overhead allocations for the Wealth Segment.

Note 18. Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation. Such reclassifications did not affect prior year net income or shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition

For the Three and Nine Months Ended September 30, 2026 and 2025

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

There were no changes to the critical accounting policies disclosed in the 2025 Annual Report on Form 10-K in regards to application or related judgments and estimates used as of September 30, 2026. Please refer to Item 7 of the Corporation’s 2025 Annual Report on Form 10-K for a more detailed disclosure of the critical accounting policies.

Results of Operations

A summary of operating results for Franklin Financial Services Corporation for the three and nine months ended September 30, 2026 are as follows:

●

Net income: $8.5 million (basic earnings per share $1.90 and diluted earnings per share $1.89) for the third quarter of 2026 compared to $5.4 million (basic earnings per share $1.20 and diluted earnings per share $1.19) for the third quarter of 2025, an increase of 59.4%. Net income for the first nine months of 2026 was $21.8 million (basic earnings per share $4.85 and diluted earnings per share $4.84) compared to $15.2 million (basic earnings per share $3.41 and diluted earnings per share $3.39) for the same period in 2025, an increase of 43.5%

●

Wealth Management: $2.4 million in fees for the third quarter of 2026, an increase of 7.1% from $2.3 million in the third quarter of 2025. Fees were $7.3 million for the first nine months of 2026 compared to $6.9 million for the first nine months of 2025, an increase of 5.8%. Assets under management were $1.471 billion on September 30, 2026.

●	Asset Growth: $2.365 billion in total assets on September 30, 2026, an increase of 5.6% from $2.239 billion at year-end 2025.
●	Loan Growth: Net loans totaled $1.603 billion on September 30, 2026, an increase of 4.1% from $1.541 billion on December 31, 2025.
●	Deposit Growth: Total deposits of $1.957 billion, an increase of 6.6% from $1.836 billion on December 31, 2025.
●

Quarterly Performance Metrics: Return on Average Assets (ROA) of 1.43%, Return on Average Equity (ROE) of 18.53%, and Net Interest Margin (NIM) of 3.58%, on an annualized basis for the third quarter of 2026, compared to an ROA of 0.93%, ROE of 13.39% and NIM of 3.32%  on an annualized basis for the third quarter of 2025.

●

On October 15, 2026, the Board of Directors declared $0.34 per share regular quarterly cash dividend for the fourth quarter of 2026 to be paid on November 25, 2026, to shareholders of record at the close of business on November 6, 2026.  This dividend represents a 3.0% increase over the fourth quarter 2025 dividend.

Key performance ratios as of, or for the periods ended as shown:

Summary of Selected Financial Data for the periods ended as shown:			9/30/2026	12/31/2025
(Dollars in thousands, except per share) (Unaudited)

Consolidated Balance Sheet (as of)
Total assets			$2,364,724	$2,239,018
Debt securities available for sale			465,468	454,586
Loans, net			1,603,024	1,540,583
Deposits			1,957,400	1,835,772
Other borrowings			200,000	200,000
Shareholders' equity			177,711	175,242

Assets under Management
Trust assets under management (fair value)			$1,316,543	$1,273,421
Held at third-party brokers (fair value)			154,336	147,880
			$1,470,879	$1,421,301

Shareholders' Value (per common share)
Book value			39.48	39.11
Tangible book value (1)			37.48	37.10
Market value			61.82	50.20
Market value/book value ratio			156.58%	128.36%
Market value/tangible book value ratio			164.94%	135.33%
Price/earnings multiple (year-to-date)*			9.58	10.59

Safety and Soundness
Average equity/average assets			7.79%	6.92%
Risk-based capital ratio (Total)			13.97%	13.27%
Leverage ratio (Tier 1)			8.63%	8.17%
Common equity ratio (Tier 1)			12.20%	11.45%
Nonperforming loans / gross loans			1.11%	0.55%
Nonperforming assets/total assets			0.76%	0.38%
Allowance for credit losses as a % of loans			1.32%	1.32%

Summary of Selected Financial Data for the periods ended as shown:	For the Three Months Ended		For the Nine Months Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Summary of Operations
Interest income	$29,796	$29,675	$86,497	$85,333
Interest expense	9,605	11,482	28,438	34,297
Net interest income	20,191	18,193	58,059	51,036
Provision for credit losses - loans	(867)	1,251	935	2,704
Provision for (reversal of) credit losses - unfunded commitments	1,446	(53)	1,504	(93)
Total provision for credit losses	579	1,198	2,439	2,611
Net interest income after provision for credit losses	19,612	16,995	55,620	48,425
Noninterest income	5,437	4,811	15,945	14,475
Noninterest expense	14,392	15,148	44,353	44,114
Income before income taxes	10,657	6,658	27,212	18,786
Total income tax expense	2,122	1,304	5,429	3,603
Net income	$8,535	$5,354	$21,783	$15,183

Diluted earnings per share	$1.89	$1.19	$4.84	$3.39
Basic earnings per share	1.90	1.20	4.85	3.41
Regular cash dividends declared	0.34	0.33	1.01	0.98

Performance Measurements
Return on average assets*	1.43%	0.93%	1.26%	0.90%
Return on average equity*	18.53%	13.39%	16.18%	13.31%
Efficiency ratio (1)	55.69%	65.19%	59.39%	66.62%
Net interest margin*	3.58%	3.32%	3.54%	3.20%
Dividend yield**	2.20%	2.87%	2.18%	2.85%
Dividend payout ratio**	17.93%	27.61%	20.83%	28.76%
Net loans (charged-off) recovered / average loans*	0.10%	-0.01%	-0.01%	0.00%

* Annualized
** Annualized current quarter or year-to-date dividend
(1) See the section titled "GAAP versus Non-GAAP Reconciliation" that follows.

GAAP versus non-GAAP Presentations – The Corporation supplements its traditional GAAP measurements with certain non-GAAP measurements to evaluate its performance and to eliminate the effect of intangible assets.  By eliminating intangible assets (Goodwill), the Corporation believes it presents a measurement that is comparable to companies that have no intangible assets or to companies that have eliminated intangible assets in similar calculations. However, not all companies may use the same calculation method for each measurement. The non-GAAP measurements are not intended to be used as a substitute for the related GAAP measurements. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure or release, the Securities and Exchange Commission’s Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. The following table shows the calculation of the non-GAAP measurements as of, or for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands, except per share)
			9/30/2026	12/31/2025

Tangible Book Value (per share) (non-GAAP)
Shareholders' equity			$177,711	$175,242
Less intangible assets			(9,016)	(9,016)
Tangible book value (non-GAAP)			168,695	166,226

Shares outstanding (in thousands)			4,501	4,481

Tangible book value per share (non-GAAP)			$37.48	$37.10

	For the Three Months Ended		For the Nine Months Ended
	9/30/2026	9/30/2025	9/30/2026	9/30/2025

Efficiency Ratio
Noninterest expense	$14,392	$15,148	$44,353	$44,114

Net interest income	20,191	18,193	58,059	51,036
Plus tax equivalent adjustment to net interest income	215	234	673	704
Plus noninterest income, net of securities transactions	5,437	4,811	15,945	14,482
Total revenue	25,843	23,238	74,677	66,222

Efficiency ratio (Noninterest expense/total revenue)	55.69%	65.19%	59.39%	66.62%

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

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:

Tax equivalent net interest income increased $2.0 million to $20.4 million in the third quarter of 2026 compared to $18.4 million for the same period in 2025. Tax equivalent net interest income increased $1.7 million from balance sheet volume changes and $300 thousand from interest rate changes.

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

	For the Three Months Ended September 30,
	2026			2025

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$161,334	$1,521	3.74%	$174,723	$1,948	4.42%
Investment securities:
Taxable securities	426,673	3,875	3.60%	425,086	4,336	4.05%
Tax-exempt securities	49,390	325	2.61%	48,530	329	2.69%
Restricted stock	8,985	208	9.26%	8,894	200	8.92%
Total investment securities	485,048	4,408	3.61%	482,510	4,865	4.00%
Gross loans:
Residential real estate 1-4 family:
First liens	307,718	4,613	5.95%	271,124	3,916	5.73%
Junior liens and lines of credit	97,135	1,371	5.60%	89,412	1,347	5.98%
Residential real estate - construction	52,519	796	6.01%	50,460	856	6.73%
Commercial real estate	948,308	14,420	6.03%	889,464	13,525	6.03%
Commercial	199,188	2,663	5.30%	235,222	3,259	5.50%
Consumer	10,739	219	8.09%	8,631	193	8.87%
Total gross loans	1,615,607	24,082	5.91%	1,544,313	23,096	5.93%
Total interest-earning assets	2,261,989	$30,011	5.26%	2,201,546	$29,909	5.39%
Noninterest-earning assets	97,742			92,056
Total assets	$2,359,731			$2,293,602

Interest-bearing liabilities:
Deposits:
Interest checking	$411,175	$625	0.60%	$411,385	$650	0.63%
Money management	847,772	4,626	2.16%	771,545	4,931	2.54%
Savings	98,176	15	0.06%	94,458	15	0.06%
Time	202,362	1,693	3.32%	225,765	2,188	3.84%
Time - brokered	22,057	239	4.30%	87,057	952	4.34%
Total interest-bearing deposits	1,581,542	7,198	1.81%	1,590,210	8,736	2.18%

Subordinate notes	10,857	202	7.44%	19,626	541	11.03%
Federal Home Loan Bank borrowings	200,000	2,205	4.31%	200,000	2,205	4.31%
Total interest-bearing liabilities	1,792,399	9,605	2.13%	1,809,836	11,482	2.52%
Noninterest checking	367,584			308,091
Other liabilities	16,963			17,006
Shareholders' equity	182,785			158,669
Total liabilities and shareholders' equity	$2,359,731			$2,293,602
T/E net interest income/Net interest margin		20,406	3.58%		18,427	3.32%
Tax equivalent adjustment		(215)			(234)
Net interest income		$20,191			$18,193

Net Interest Spread			3.13%			2.87%
Cost of Funds			1.76%			2.15%
Cost of Deposits			1.46%			1.83%

Provision for Credit Losses

For the third quarter of 2026, the provision for credit losses on loans was a reversal of $867 thousand compared to $1.3 million for the third quarter of 2025. The decrease was driven by net loan recoveries of $419 thousand during the quarter, and a decrease in the historical loss rate used in the calculation of the AC due to an update to the Bank's peer group.  The ACL ratio for loans was 1.32% on September 30, 2026 and 1.32% on December 31, 2025. See the Loan Quality discussion for additional information on these loans.

The provision for credit losses on unfunded commitments was $1.4 million compared to reversal of $53 thousand for the same period in 2025. The increase was due to the establishment of a $1.5 million reserve on a letter of credit related to a non-accrual CRE construction loan. The ACL for unfunded commitments was $3.4 million on September 30, 2026 and $1.9 million on  December 31, 2025.

Noninterest Income

For the third quarter of 2026, noninterest income increased $626 thousand compared to the same period in 2025. Wealth Management fees increased, primarily because of growth in assets under management, loan service charges from prepayment penalties and bank-owned life insurance from new purchases in the quarter.  These increases were partially offset by a reduction in the gain on sale of loans as the Bank has been holding more loans in its portfolio.

The following table presents a comparison of noninterest income for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest Income
Wealth management fees	$2,424	$2,264	$160	7.1
Loan service charges	480	243	237	97.5
Gain on sale of loans	93	170	(77)	(45.3)
Deposit service charges and fees	737	662	75	11.3
Other service charges and fees	551	576	(25)	(4.3)
Debit card income	641	606	35	5.8
Increase in cash surrender value of life insurance	265	115	150	130.4
Other	246	175	71	40.6
Total noninterest income	$5,437	$4,811	$626	13.0

Noninterest Expense

Noninterest expense for the third quarter of 2026 decreased $756 thousand compared to the same period in 2025. The decrease was primarily in employee benefits related to the Ban's self-insured health insurance plan, which declined from $1.2 million for the third quarter of 2025 to $697 thousand for the third quarter of 2026.

The following table presents a comparison of noninterest expense for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2026	2025	Amount	%
Salaries	$6,629	$6,699	$(70)	(1.0)
Employee benefits	1,841	2,434	(593)	(24.4)
Net occupancy	1,154	1,231	(77)	(6.3)
Marketing and advertising	340	439	(99)	(22.6)
Legal and professional	654	680	(26)	(3.8)
Data processing	1,522	1,468	54	3.7
Pennsylvania bank shares tax	236	137	99	72.3
FDIC insurance	499	495	4	0.8
ATM/debit card processing	396	347	49	14.1
Telecommunications	124	125	(1)	(0.8)
Other	997	1,093	(96)	(8.8)
Total noninterest expense	$14,392	$15,148	$(756)	(5.0)

Provision for Income Taxes

For the third quarter of 2026, total income tax was $2.1 million, which was comprised of $2.0 million in Federal income tax and $99 thousand in state income taxes. Income tax for the third quarter of 2026 increased by $818 thousand compared to the third quarter of 2025, due to higher pre-tax income in 2026. The effective tax rate for the third quarter of 2026 was 19.9% compared to 19.6% for the same period in 2025. The federal statutory tax rate is 21% for 2026 and 2025.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Tax equivalent net interest income increased $7.0 million to $58.7 million in the first nine months of 2026 compared to $51.7 million for the same period in 2025. Tax equivalent net interest income increased $5.3 million from balance sheet volume changes and $1.7 million from interest rate changes.

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

	For the Nine Months Ended September 30,
	2026			2025

	Average	Income or	Average	Average	Income or	Average
(Dollars in thousands)	balance	expense	yield/rate	balance	expense	yield/rate

Interest-earning assets:
Deposits in other banks	$160,570	$4,465	3.72%	$181,913	$6,049	4.45%
Investment securities:
Taxable securities	406,695	10,972	3.61%	439,677	13,685	4.16%
Tax-exempt securities	50,046	981	2.62%	49,253	990	2.69%
Restricted stock	8,953	611	9.14%	8,852	579	8.75%
Total investment securities	465,694	12,564	3.61%	497,782	15,254	4.10%
Gross loans:
Residential real estate 1-4 family:
First liens	295,568	13,046	5.90%	256,896	10,798	5.62%
Junior liens and lines of credit	94,918	3,973	5.60%	86,064	3,840	5.97%
Residential real estate - construction	56,402	2,573	6.10%	44,110	2,239	6.79%
Commercial real estate	927,675	41,705	6.01%	853,315	37,771	5.92%
Commercial	208,460	8,204	5.26%	236,181	9,535	5.40%
Consumer	10,436	640	8.20%	8,163	551	9.02%
Total gross loans	1,593,459	70,141	5.89%	1,484,729	64,734	5.83%
Total interest-earning assets	2,219,723	$87,170	5.25%	2,164,424	$86,037	5.31%
Noninterest-earning assets	90,639			92,236
Total assets	$2,310,362			$2,256,660

Interest-bearing liabilities:
Deposits:
Interest checking	$418,475	$1,811	0.58%	$409,101	$1,869	0.61%
Money management	817,417	13,381	2.19%	753,798	14,814	2.63%
Savings	97,764	50	0.07%	95,898	74	0.10%
Time	207,350	5,335	3.44%	225,852	6,839	4.05%
Time - brokered	22,057	709	4.30%	87,057	3,088	4.74%
Total interest-bearing deposits	1,563,063	21,286	1.82%	1,571,706	26,684	2.27%

Subordinate notes	10,852	608	7.45%	19,681	1,069	7.22%
Federal Home Loan Bank borrowings	200,000	6,544	4.31%	200,000	6,544	4.31%
Total interest-bearing liabilities	1,773,915	28,438	2.14%	1,791,387	34,297	2.56%
Noninterest checking	339,187			295,741
Other liabilities	17,291			17,023
Shareholders' equity	179,969			152,509
Total liabilities and shareholders' equity	$2,310,362			$2,256,660
T/E net interest income/Net interest margin		58,732	3.54%		51,740	3.20%
Tax equivalent adjustment		(673)			(704)
Net interest income		$58,059			$51,036

Net Interest Spread			3.11%			2.75%
Cost of Funds			1.80%			2.20%
Cost of Deposits			1.50%			1.91%

Provision for Credit Losses

For the first nine months of 2026, the provision for credit losses on loans was $935 thousand compared to $2.7 million for the same period in 2025. The 2025 provision included an expense of $894 thousand for one (1) of the previously discussed nonaccrual CRE construction loans. The ACL ratio for loans was 1.32% on September 30, 2026 and 1.32% on December 31, 2025. See the Loan Quality discussion for additional information on these loans.

The provision for credit losses on unfunded commitments was $1.5 million compared to a reversal of $93 thousand for the same period in 2025. The increase was due to the establishment of a $1.5 million reserve on a letter of credit related to a non-accrual CRE construction loan. The ACL for unfunded commitments was $3.4 million on September 30, 2026 and $1.9 million on December 31, 2025, respectively.

Noninterest Income

For the first nine months of 2026, noninterest income, before securities transactions, increased $1.5 million compared to the same period in 2025. The increase was spread across nearly all fee income categories with the largest increases in wealth management fees primarily as a result of growth in assets under management, gain on sale of loans, loan service charges due to prepayment penalties, deposit fees from a higher volume of account analysis fees, and cash surrender value of life insurance due to new purchases in the third quarter of 2026.

The following table presents a comparison of noninterest income for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2026	2025	Amount		%
Noninterest Income
Wealth management fees	$7,297	$6,897	$400	5.8
Loan service charges	1,007	746	261	35.0
Gain on sale of loans	638	411	227	55.2
Deposit service charges and fees	2,077	1,880	197	10.5
Other service charges and fees	1,553	1,539	14	0.9
Debit card income	1,891	1,773	118	6.7
Increase in cash surrender value of life insurance	532	346	186	53.8
Other	950	890	60	6.7
Noninterest income before securities transactions	15,945	14,482	1,463	10.1
Change in fair value of equity securities	—	(7)	7	(100.0)
Total noninterest income	$15,945	$14,475	$1,470	10.2

Noninterest Expense

Noninterest expense for the first nine months of 2026 increased $239 thousand compared to the same period in 2025. Salaries increased $235 thousand, while employee benefits decreased primarily in the Bank's self-insured health insurance plan expense, which declined from $3.0 million in 2025 to $2.4 million in 2026. Legal and professional fees increased primarily in audit and consulting fees, and Pennsylvania shares tax expense increased in 2026 compared to the same period in 2025. FDIC insurance decreased due to an improvement in performance metrics.

The following table presents a comparison of noninterest expense for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
(Dollars in thousands)	September 30,		Change
Noninterest Expense	2026	2025	Amount	%
Salaries	$19,319	$19,084	$235	1.2
Employee benefits	6,791	7,419	(628)	(8.5)
Net occupancy	3,572	3,603	(31)	(0.9)
Marketing and advertising	1,128	1,224	(96)	(7.8)
Legal and professional	1,904	1,744	160	9.2
Data processing	4,641	4,539	102	2.2
Pennsylvania bank shares tax	726	434	292	67.3
FDIC insurance	1,349	1,449	(100)	(6.9)
ATM/debit card processing	1,157	1,030	127	12.3
Telecommunications	386	341	45	13.2
Other	3,380	3,247	133	4.1
Total noninterest expense	$44,353	$44,114	$239	0.5

Provision for Income Taxes

For the first nine months of 2026, total income tax was $5.4 million, comprised of $5.0 million in Federal income tax and $417 thousand in state income taxes. Income tax for the first nine months of 2026 increased by $1.8 million compared to the first nine months of 2025, due to higher pre-tax income in 2026. The effective tax rate for the first nine months of 2026 was 19.9% compared to 19.2% for the same period in 2025. The federal statutory tax rate is 21% for 2026 and 2025.

Financial Condition

Cash and Cash Equivalents:

Cash and cash equivalents totaled $183.6 million on September 30, 2026, an increase of $55.9 million from the prior year-end balance of $127.7 million, as deposit growth has outpaced loan growth during the first nine months of 2026, resulting in higher cash balances. Short-term interest-earning deposits are held primarily at the Federal Reserve ($163.2 million).

Investment Securities:

Available for Sale (AFS) Securities: At September 30, 2026, the AFS securities portfolio had an amortized cost of $511.5 million, an increase of $30.1 million from the prior year-end, and a fair value of $465.5 million, an increase of $10.9 million from the prior year-end. During the first nine months of 2026, the portfolio returned $42.5 million of principal and new purchases of $72.5 million were made. The Bank did not sell any investments in the first nine months of 2026. The AFS portfolio had a net unrealized loss of $46.0 million at September 30, 2026 compared to a net unrealized loss of $26.8 million at the prior year-end. The AFS portfolio averaged $456.7 million with a tax equivalized yield of 3.50% for the nine months ended September 30, 2026. This compares to an average of $488.9 million and a tax-equivalized yield of 4.01% for the same period in 2025.

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

Restricted Stock at Cost: The Bank held $9.0 million of restricted stock at September 30, 2026 and $8.9 million at December 31, 2025. Except for $30 thousand, this investment represents stock in Federal Home Loan Bank of Pittsburgh (the FHLB). The Bank is required to hold this stock to be a member of FHLB and it is carried at cost of $100 per share. The level of FHLB stock held is determined by FHLB and is comprised of a minimum membership amount plus a variable activity amount. FHLB stock is evaluated for impairment primarily based on an assessment of the ultimate recoverability of its cost. As a government sponsored entity, FHLB has the ability to raise funding through the U.S. Treasury that can be used to support its operations. There is no public market for FHLB stock and the benefits of FHLB membership (e.g., liquidity and low-cost funding) add value to the stock beyond purely financial measures. Management intends to remain a member of the FHLB and believes that it will be able to fully recover the cost basis of this investment.

See Note 4 of the accompanying financial statements for additional information on Investment Securities.

Loans:

The following table presents a summary of loans outstanding, by class as of:

	September 30,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Residential real estate 1-4 family
Consumer first liens	$257,883	$213,440	$44,443	20.8
Commercial first lien	60,171	63,457	(3,286)	(5.2)
Total first liens	318,054	276,897	41,157	14.9

Consumer junior liens and lines of credit	92,656	84,650	8,006	9.5
Commercial junior liens and lines of credit	6,877	6,839	38	0.6
Total junior liens and lines of credit	99,533	91,489	8,044	8.8
Total residential real estate 1-4 family	417,587	368,386	49,201	13.4

Residential real estate - construction
Consumer	35,776	29,609	6,167	20.8
Commercial	14,115	24,516	(10,401)	(42.4)
Total residential real estate construction	49,891	54,125	(4,234)	(7.8)

Commercial real estate	948,375	903,571	44,804	5.0
Commercial	197,130	225,499	(28,369)	(12.6)
Total commercial	1,145,505	1,129,070	16,435	1.5

Consumer	11,457	9,657	1,800	18.6
	1,624,440	1,561,238	63,202	4.0
Less: Allowance for credit losses	(21,416)	(20,655)	(761)	3.7
Net Loans	$1,603,024	$1,540,583	$62,441	4.1

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

Total residential real estate loans increased by $49.2 million over the prior year-end, primarily in consumer first lien loans. For the first nine months of 2026, the Bank originated $96.4 million in mortgages, including $28.7 million for sale through the secondary market compared to $95.3 million of total originations for the same period in 2025. The Bank does not originate or hold any loans that would be considered sub-prime or Alt-A and does not generally originate mortgages outside of its primary market area.

Residential real estate construction: This category contains loans for the vertical construction of 1-4 family residential properties. The largest component of this category ($35.8 million) represents loans for individuals to construct personal residences, while loans to residential real estate developers totaled $14.1 million at September 30, 2026. The Bank’s exposure to residential construction loans is concentrated primarily in south central Pennsylvania. All real estate construction loans are underwritten in the same manner, regardless of the use of an interest reserve.

Commercial real estate (CRE): This category includes commercial, industrial, farm and agricultural loans and land development loans, where real estate serves as the primary collateral for the loans. Total CRE loans increased to $948.4 million at September 30, 2026 from $903.6 million at the end of the prior year. Included in CRE are approximately $730 million of nonowner occupied loans located primarily in the Bank’s market area of south-central Pennsylvania. The Bank’s CRE concentration ratio is 327.3% of risk-based capital at September 30, 2026 compared to 349.9% at December 31, 2025.

The following table presents the largest non-owner occupied CRE by collateral:

(Dollars in thousands)	September 30, 2026		December 31, 2025
Commercial Real Estate (CRE)	Owner Occupied	Non-owner	Owner Occupied	Non-owner
Apartments	$-	$143,124	$-	$163,356
Hotels & motels	-	108,364	5,963	96,231
Office buildings	26,615	72,822	24,384	68,241
Land development	-	98,297	-	88,884
Shopping centers	127	79,898	140	87,793

Included in CRE are real estate construction loans totaling $202.9 million. At September 30, 2026, the Bank had $63.5 million in real estate construction loans funded with an interest reserve and capitalized $1.8 million of interest in the first nine months of 2026 from these reserves on active projects for commercial construction. Real estate construction loans are monitored on a regular basis by either an independent third-party inspector or the assigned loan officer depending on loan amount or complexity of the project. This monitoring process includes at a minimum, the submission of invoices and AIA documents (depending on the complexity of the project) detailing costs incurred by the borrower, on-site inspections, and a signature by the assigned loan officer for disbursement of funds.

Commercial: This category includes commercial, industrial, farm, agricultural, and municipal loans. Commercial loans decreased $28.4 million to $197.1 million at September 30, 2026, compared to $225.5 million at the end of the prior year. On September 30, 2026, the Bank had $97.8 million in tax-free loans compared to $102.0 million at December 31, 2025.

The following table presents the largest sectors by industry in the commercial category:

(Dollars in thousands)
Commercial	September 30, 2026	% of Commercial	December 31, 2025	% of Commercial
Public administration	$36,151	18%	$40,095	18%
Utilities	33,251	17%	35,621	16%
Real estate, rental & leasing	14,884	8%	19,049	8%
Arts, entertainment and recreation	14,039	7%	15,459	7%

Participations: The Bank may supplement its own commercial loan production by purchasing loan participations. These participations are primarily located in south-central Pennsylvania. On September 30, 2026, the outstanding commercial participations were $99.8 million, or 8.1%, of commercial purpose loans and 6.1% of total gross loans compared to $100.8 million at December 31, 2025, or 8.2%, of commercial purpose loans and 6.5% of total gross loans. The Bank’s total exposure (including outstanding balances and unfunded commitments) to purchased participations is $126.3 million, compared to $129.3 million at December 31, 2025. The commercial loan participations are comprised of $22.7 million of commercial loans and $77.1 million of CRE loans, reported in the respective loan class.

Consumer loans: This category had a balance of $11.5 million at September 30, 2026, compared to $9.7 million at prior year-end and is comprised primarily of installment loans and personal lines of credit.

Loan Quality:

Management utilizes a risk rating scale ranging from 1-Prime to 9-Loss to evaluate loan quality. This risk rating scale is used primarily for commercial purpose loans. Consumer purpose loans are identified as either a pass or substandard rating based on the performance status of the loans. Substandard consumer loans are loans that are 90 days or more past due and still accruing. Loans rated 1 – 5 are considered pass credits. Loans rated 6-Other Asset Especially Mentioned (OAEM) or worse begin to receive enhanced monitoring and reporting by the Bank. Loans rated 7-Substandard or 8-Doubtful exhibit the greatest financial weakness and present the greatest possible risk of loss to the Bank. Loans rated 9-Loss are considered uncollectable and the loan will be charged-off in the period it is deemed uncollectable. There were no loans in this category. Nonaccrual loans are rated no better than 7-Substandard. The following represent some of the factors used in determining the risk rating of a borrower: cash flow, debt coverage, liquidity, management, and collateral. Risk ratings, for pass credits, are generally reviewed annually for term debt and at renewal for revolving or renewing debt. The Bank monitors overall loan quality of the portfolio by reviewing three primary measurements: (1) loans rated 6-OAEM or worse (collectively “watch list”), (2) delinquent loans, and (3) net-charge-offs.

Watch list loans (commercial loans rated 6, 7 or 8) exhibit financial weaknesses that increase the potential risk of default or loss to the Bank. However, inclusion on the watch list, does not by itself mean a loss is certain. The watch list includes both performing and nonperforming loans. Watch list loans totaled $51.6 million at September 30, 2026 compared to $58.8 million at December 31, 2025. The composition of the watch list (commercial loans rated 6, 7 or 8), by primary collateral, is shown in Note 6 of the accompanying financial statements and by risk rating below:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
OAEM - 6	$21,785	$28,000
Substandard - 7	29,854	30,776
Doubtful - 8	—	—
Loss - 9	—	—
Total	$51,639	$58,776

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

The Bank’s Loan Management Committee reviews these loans and risk ratings on a quarterly basis in order to proactively identify and manage problem loans. In addition, a committee meets monthly to discuss possible workout strategies for all credits rated 7-Substandard or worse. Management also tracks other commercial loan risk measurements including high loan to value loans, concentrations, participations and policy exceptions and reports these to the Enterprise Risk Management Committee of the Board of Directors. The Bank also uses an external loan review consultant to assist with internal loan review with a goal of reviewing up to 80% of commercial loans each year. The FDIC defines certain supervisory loan-to-value lending limits. The Bank’s internal loan–to-value limits are all equal to or have a lower loan-to-value limit than the supervisory limits. However, in certain instances, the Bank may make a loan that exceeds the supervisory loan-to-value limit. At September 30, 2026, the Bank had loans of $13.8 million (0.8% of gross loans) that exceeded the supervisory loan-to value limit, compared to 1.0% at the prior year end.

Loan quality, as measured by nonaccrual loans, totaled $17.8 million at September 30, 2026 compared to $8.5 million at December 31, 2025 and the nonperforming loan to total loans ratio was 1.11% at September 30, 2026 compared to 0.55% at December 31, 2025. Loans past due 90-days or more, but still accruing, totaled $204 thousand at September 30, 2026 compared to $5 thousand at December 31, 2025. The increase in nonaccrual loans in 2026 was largely due to one commercial real estate loan for $8.6 million that was put on nonaccrual in the second quarter of 2026 and is discussed below.

The nonperforming loans are comprised primarily of three (3) CRE loans totaling $17.5 million to two (2) unrelated borrowers. The Bank has two (2) construction loans to one (1) borrower totaling $8.9 million on a mixed-use commercial project.  One of these loans is for $7.0 million and has matured. The second loan is for $1.9 million, part of a $2.5 million commitment, made during the second quarter of 2026 to provide additional funding to fully enclose the property and protect the collateral, and to pay all past due construction costs. As part of this funding commitment, a forbearance agreement was signed by the developer that ceased all construction until funding from new sources was acquired, established specific performance criteria for the developer, and established specific remedies for the Bank in the event of non-compliance with the forbearance agreement.  Based on a discounted “as-is” appraisal received in the third quarter of 2026, the Bank has maintained its specific reserve of $1.2 million on September 30, 2026 for this loan. The loan to the second borrower is for an $8.6 million CRE loan and is secured by six (6) commercial office buildings. This loan is a purchased participation loan where the Bank is not the lead lender. The loan was placed on nonaccrual status during the second quarter of 2026, and as of September 30, 2026, the Bank has a specific reserve of $628 thousand.

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

During the nine months ending September 30, 2026, the Bank provided modifications to two unrelated BEFD.  One $7.0 million CRE construction loan was modified with a term extension that had a more-than-insignificant payment delay. As of September 30, 2026, this loan had matured and repayment has been delayed under the terms of a forbearance agreement. As part of the forbearance agreement, the Bank has committed to lend and additional $2.5 million to the borrower and had advanced $1.9 million as of September 30, 2026, for a total of $8.9 million outstanding to this BEFD as of September 30, 2026.  The payment terms of the new loan are also covered by the terms of the forbearance agreement.   This loan is on nonaccrual status as of September 30, 2026, and a $1.2 million specific reserve has been established for this loan.  The second loan modification was for an $8.6 million CRE loan that was granted a modified payment schedule. The Bank has no commitment to lend additional amounts to this borrower. As of September 30, 2026, this loan was on nonaccrual status and had a specific reserve of $628 thousand.

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

The following inputs are used to calculate the quantitative component for the loan pool:

●	Segregating loans into homogeneous pools by the FRB Call Code which is primarily a collateral-based and secondarily a purpose-based segmentation.
●

The average remaining life of each pool is calculated using the weighted average remaining maturity method (WARM). The WARM method produces an estimated remaining balance by pool, by year, until maturity.

●

A historical credit loss rate is calculated for each pool, using the average historical loss, by FRB Call Code, for a peer group of Pennsylvania community banks over the last eight quarters. The loss rate is calculated over a historical period the Bank believes best represents a period that will be the most similar and relevant to the next four quarters.

●	The historical credit loss rate is applied to each WARM bucket through the next four quarter period.
●	At the end of the four-quarter period, the credit loss rate applied to each WARM bucket reverts to the peer group historical loss rate for the respective pool.
●	Collectively these estimated losses represent the quantitative component of the pooled reserve.

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

The ACL for pooled loans is the sum of the quantitative and qualitative loss estimates. At September 30, 2026, the pooled loan reserve was $19.6 million and approximately 70% of the pooled reserve was from the qualitative component. On September 30, 2026 the Bank had specific reserves of $1.8 million compared to $1.2 million as of December 31, 2025.

Allowance for Credit Losses – Unfunded Commitments

The ACL for unfunded commitments is recorded in other liabilities on the consolidated balance sheet. The ACL represents management’s estimate of expected losses from unfunded commitments and is determined by estimating future usage of the commitments, based on historical usage. The estimated loss is calculated in a manner similar to that used for the ACL for loans, previously described. The ACL is increased or decreased through the provision for credit losses. The ACL for unfunded commitments was $3.4 million on September 30, 2026 and $1.9 million on December 31, 2025.  The increase to the ACL for unfunded commitments was due to the establishment of a $1.5 million reserve on a letter of credit related to a previously discussed non-accrual CRE construction loan.

The following table shows the allocation of the ACL and other loan performance ratios, by class, as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2026
Loans at September 30, 2026	$318,054	$99,533	$49,891	$948,375	$197,130	$11,457	$1,624,440
Average Loans through September 30, 2026	295,568	94,918	56,402	927,675	208,460	10,436	1,593,459
Nonaccrual Loans at September 30, 2026	49	18	—	17,711	49	—	17,827
Allowance for Credit Loss at September 30, 2026	1,892	527	599	15,960	2,240	198	21,416
YTD Net (Charge-offs)/Recoveries at September 30, 2026	—	—	67	—	(185)	(56)	(174)

Loans/Total Gross Loans at September 30, 2026	20%	6%	3%	58%	12%	1%	100%
Nonaccrual Loans/Total Gross Loans at September 30, 2026	0.02%	0.02%	0.00%	1.87%	0.02%	0.00%	1.10%
Allowance for Credit Loss/Gross Loans at September 30, 2026	0.59%	0.53%	1.20%	1.68%	1.14%	1.73%	1.32%
Net (Charge-offs) Recoveries/Average Loans at September 30, 2026*	0.00%	0.00%	0.16%	0.00%	-0.12%	-0.72%	-0.01%
Allowance for Credit Loss/Nonaccrual Loans at September 30, 2026							120.13%

(Dollars in thousands)	Residential Real Estate 1-4 Family
		Junior Liens &		Commercial
	First Liens	Lines of Credit	Construction	Real Estate	Commercial	Consumer	Total
2025
Loans at December 31, 2025	$276,897	$91,489	$54,125	$903,571	$225,499	$9,657	$1,561,238
Average Loans for 2025	263,557	87,410	45,862	865,233	234,148	8,531	1,504,741
Nonaccrual Loans at December 31, 2025	—	20	—	8,148	345	—	8,513
Allowance for Credit Losses at December 31, 2025	1,665	500	652	14,042	3,641	155	20,655
Net Recoveries/(Charge-offs) for 2025	—	—	11	1	57	(97)	(28)

Loans/Total Gross Loans at December 31, 2025	18%	6%	3%	58%	14%	1%	100%
Nonaccrual Loans/Total Gross Loans at December 31, 2025	0.00%	0.02%	0.00%	0.90%	0.15%	0.00%	0.55%
Allowance for Credit Loss/Gross Loans at December 31, 2025	0.60%	0.55%	1.20%	1.55%	1.61%	1.61%	1.32%
Net Recoveries(Charge-offs)/Average Loans for 2025	0.00%	0.00%	0.02%	0.00%	0.02%	-1.14%	0.00%
Allowance for Credit Loss/Nonaccrual Loans at December 31, 2025							242.63%

*	Annualized

Deposits:

Total deposits increased $121.6 million during the first nine months of 2026 to $1.957 billion. Noninterest checking increased $70.2 million to $380.5 million (19.4% of total deposits), primarily in municipal and small business accounts. Interest-bearing checking decreased by $17.2 million, primarily in retail deposits, while the Bank’s money management product increased $69.2 million across all sectors. Time deposits increased $0.6 million.

As of September 30, 2026, the Bank had deposits of $326.0 million placed in a reciprocal deposit program ($141.3 million in interest-bearing checking and $184.7 million in money management) and $35.0 million in a reciprocal time deposit program included in time deposits. These programs allow the Bank to offer full FDIC coverage to large depositors, but with the convenience to the customer of only having to deal with one bank. The Bank solicits these deposits from within its market and it believes they present no greater risk than any other local deposit. In July 2026, the 21st Century Road to Housing Act (the Act) became law expanding the limit on the use of reciprocal deposits that can be excluded from brokered deposit treatment by banks. The Act prescribes a tiered calculation for reciprocal deposits. At September 30, 2026, the Bank’s reciprocal deposits were 16.3% of the Bank’s total liabilities compared to 17.0% at the previous year-end.

The Bank estimates that approximately 90% of its deposits are FDIC insured or collateralized as of September 30, 2026, compared to 87% at December 31, 2025.

The following table presents a summary of deposits for the periods ended:

	September 30,	December 31,	Change
(Dollars in thousands)	2026	2025	Amount	%
Noninterest-bearing checking	$380,465	$310,251	$70,214	22.6

Interest-bearing checking	414,611	431,843	(17,232)	(4.0)
Money management	840,480	771,231	69,249	9.0
Savings	96,936	98,124	(1,188)	(1.2)
Total interest-bearing checking and savings	1,352,027	1,301,198	50,829	3.9

Time deposits	202,851	202,266	585	0.3
Time - brokered deposits	22,057	22,057	—	—
Total time deposits	224,908	224,323	585	0.3

Total deposits	$1,957,400	$1,835,772	$121,628	6.6

Overdrawn deposit accounts reclassified as loans	$162	$178

Borrowings:

At September 30, 2026, the Bank had $200.0 million in total borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB), with a rate of 4.32%, due January 12, 2027. The Bank’s decision on how this borrowing is paid off or restructured will be made closer to the maturity date.

At September 30, 2026, the Corporation had $11.0 million of unsecured subordinated debt notes remaining outstanding of which $6.0 million mature on September 1, 2030 and $5.0 million mature on September 1, 2035. The notes are recorded on the consolidated balance sheet net of remaining debt issuance costs totaling $140 thousand which is being amortized on a pro-rata basis, based on the maturity date of the notes, on an effective interest method. The subordinated notes totaling $6.0 million have a variable interest rate of 90-day Average Secured Overnight Financing Rate (SOFR) plus 4.93% and resets quarterly. The subordinated notes totaling $5.0 million have a fixed interest rate of 5.25% through June 29, 2030, then convert to a variable rate of 90-day SOFR plus 4.92% for the applicable interest periods through maturity. The Corporation may, at its option, redeem the notes at par, in whole or in part, at any time 5-years prior to the maturity. The notes are structured to qualify as Tier 2 Capital for the Corporation and there are no debt covenants on the notes.

Shareholders’ Equity:

Total shareholders’ equity increased $2.5 million to $177.7 million as of September 30, 2026 from December 31, 2025. Retained earnings increased $17.2 million in 2026, with net income of $21.8 million partially offset by cash dividends of $4.5 million. Accumulated other comprehensive loss (AOCL) increased $15.2 million since year-end 2025. The Corporation’s Dividend Reinvestment Plan (DRIP) added $79 thousand in new capital from optional cash contributions and $742 thousand from the reinvestment of quarterly dividends. The Corporation’s dividend payout ratio was 20.83% for the first nine months of 2026 compared to 28.76% for the same period in 2025.

As part of its quarterly dividend decision, the Corporation considers, among other factors, current and future income projections, dividend yield, payout ratio, current and future capital ratios, reserves and allocations. For the third quarter of 2026, the Corporation paid a $0.34 per share dividend, compared to $0.34 paid in the second quarter of 2026. On October 15, 2026, the Board of Directors declared a $0.34 per share regular quarterly dividend for the fourth quarter of 2026, which will be paid on November 25, 2026. This represents a 3.0% increase over the fourth quarter 2025 dividend.

In December 2025, the Board of Directors authorized a repurchase plan for the repurchase of up to 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions over a one-year period. During the first nine months of 2026, 14,950 shares were purchased to fund the quarterly dividend reinvestment plan and employee stock purchase plan.  No shares were repurchased during the third quarter of 2026.

Capital adequacy for the Bank is currently defined by regulatory agencies through the use of several minimum required ratios. The capital ratios to be considered “well capitalized” are shown in the table below. In addition, a capital conservation buffer of 2.5% is applicable to all of the capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum for each respective capital measurement. The Bank’s capital conservation buffer at September 30, 2026 was 5.95% compared to the regulatory buffer of 2.5%. Compliance with the capital conservation buffer is required in order to avoid limitations to certain capital distributions and is in addition to the minimum required capital requirements. As of September 30, 2026, the Bank was “well capitalized.”

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

In 2026, the federal banking agencies amended the CBLR to decrease the CBLR ratio from 9% to 8% effective July 1, 2026. The revisions to the CBLR also provide for a longer grace period for banks that fall out of compliance with the new ratio to regain compliance. Adoption of the new CBLR may be made on the bank’s quarterly call report. The Bank did not adopt the new CBLR ratio.

The consolidated asset limit on small bank holding companies is $3.0 billion and a company with assets under that limit is not subject to the consolidated capital rules but may file reports that include capital amounts and ratios. The Corporation has elected to file those reports.

The following table summarizes the regulatory capital requirements and results as of September 30, 2026 and December 31, 2025 for the Corporation and the Bank:

			Regulatory Ratios
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
(Dollars in thousands)	2026	2025	Minimum	Minimum

Common Equity Tier 1 Risk-based Capital Ratio (1)
Franklin Financial Services Corporation	12.20%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.02%	4.50%	6.50%

Tier 1 Risk-based Capital Ratio (2)
Franklin Financial Services Corporation	12.20%	11.45%	N/A	N/A
Farmers & Merchants Trust Company	12.69%	12.02%	6.00%	8.00%

Total Risk-based Capital Ratio (3)
Franklin Financial Services Corporation	13.97%	13.27%	N/A	N/A
Farmers & Merchants Trust Company	13.95%	13.27%	8.00%	10.00%

Tier 1 Leverage Ratio (4)
Franklin Financial Services Corporation	8.63%	8.17%	N/A	N/A
Farmers & Merchants Trust Company	8.98%	8.57%	4.00%	5.00%

(1)	Common equity Tier 1 capital / total risk-weighted assets
(2)	Tier 1 capital / total risk-weighted assets
(3)	Total risk-based capital / total risk-weighted assets
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

Historically, the Corporation has satisfied its liquidity needs from earnings, repayment of loans and amortizing investment securities, maturing investment securities, loan sales, deposit growth and its ability to access existing lines of credit. All investment securities are classified as available for sale; therefore, marketable securities that are unencumbered ($73.3 million fair value) are an additional source of readily available liquidity, either by selling the security or, more preferably, to provide collateral for additional borrowing. The Bank also has access to other wholesale funding via the brokered CD market and reciprocal deposits via its Wealth Management service.

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

The following table shows the Bank’s available liquidity from borrowing sources at September 30, 2026.

(Dollars in thousands)

Liquidity Source	Capacity	Outstanding	Available
Federal Home Loan Bank	$776,546	$200,000	$576,546
Federal Reserve Bank Discount Window	61,718	—	61,718
Correspondent Banks	76,000	—	76,000
Total	$914,264	$200,000	$714,264

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

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk
Commercial commitments to extend credit	$323,113	$300,228
Consumer commitments to extend credit (secured)	148,892	153,183
Consumer commitments to extend credit (unsecured)	9,251	7,083
	$481,256	$460,494
Standby letters of credit	$38,367	$29,880

ACL - Unfunded Commitments (1)	$3,402	$1,899

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Corporation’s exposure to market risk during the nine months ended September 30, 2026. For more information on market risk refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2026. For more information, refer to the Corporation’s 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2025, the Board of Directors approved an open market repurchase plan to repurchase 150,000 shares of the Corporation’s $1.00 par value common stock at market prices in open market or privately negotiated transactions during 2026. During the three months ended September 30, 2026 there were no shares repurchased under the approved plan and 150,000 shares remain to be repurchased. During the first nine months of 2026, 14,950 shares were purchased, outside of the plan, to fund the quarterly dividend reinvestment plan and the employee stock purchase plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended  September 30, 2026.

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

Franklin Financial Services Corporation

November 9, 2026	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	/s/ Mark R. Hollar
Mark R. Hollar
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)